Form 10-K
period 2018-12-31
Oxford Square Capital Corp.
filed 2019-02-28
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________

FORM 10-K
_______________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

The aggregate market value of common stock held by non-affiliates of the Registrant on June 29, 2018, based on the closing price on that date of $6.90 on the NASDAQ Global Select Market, was $313,350,433. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 47,650,959 shares of the Registrant’s common stock outstanding as of February 27, 2019.

OXFORD SQUARE CAPITAL CORP.
FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2018

i

PART I

Item 1. Business

Oxford Square Capital Corp. (“OXSQ,” “Company,” “we,” “us,” or “our”) is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We have elected to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with our 2003 taxable year. Our investment objective is to maximize our portfolio’s total return. Our primary current focus is to seek an attractive risk-adjusted total return by investing primarily in corporate debt securities and collateralized loan obligation (“CLO”) structured finance investments that own corporate debt securities. CLO investments may also include warehouse facilities, which are financing structures intended to aggregate loans that may be used to form the basis of a CLO vehicle. We may also invest in publicly traded debt and/or equity securities. As a BDC, we may not acquire any asset other than “qualifying assets” unless, at the time we make the acquisition, the value of our qualifying assets represents at least 70% of the value of our total assets.

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

We have historically borrowed funds to make investments and may continue to do so. As a result, we are exposed to the risks of leverage, which may be considered a speculative investment technique. Borrowings, also known as leverage, magnify the potential for gain and loss on amounts invested and therefore increase the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to our investment adviser, Oxford Square Management, LLC (“Oxford Square Management”), will be borne by our common stockholders.

6.50% Unsecured Notes

On April 12, 2017, we completed an underwritten public offering of approximately $64.4 million in aggregate principal amount of our 6.50% unsecured notes due 2024, or the “6.50% Unsecured Notes.” The 6.50% Unsecured Notes will mature on March 30, 2024, and may be redeemed in whole or in part at any time or from time to time at our option on or after March 30, 2020. The 6.50% Unsecured Notes bear interest at a rate of 6.50% per year payable quarterly on March 30, June 30, September 30, and December 30 of each year. The 6.50% Unsecured Notes are listed on the NASDAQ Global Select Market under the trading symbol “OXSQL.”

OXSQ Facility

On June 21, 2018, Oxford Square Funding 2018, LLC (“OXSQ Funding”), a special purpose vehicle that is our wholly-owned subsidiary, entered into a credit facility (the “OXSQ Facility”) with Citibank, N.A. On October 12, 2018, OXSQ Funding amended the OXSQ Facility to provide for additional borrowings under the OXSQ Facility. Pursuant to the terms of the OXSQ Facility, as amended, OXSQ Funding increased the outstanding principal borrowing to $125.0 million. As of December 31, 2018, the total principal outstanding was approximately $85.7 million. Subject to certain exceptions, pricing under the OXSQ Facility is based on the London interbank offered rate for an interest period equal to three months plus a spread of 2.25% per annum. Interest on the outstanding principal amount owing under the OXSQ Facility is payable quarterly in arrears. The OXSQ Facility will mature, and all outstanding principal and accrued and unpaid interest thereunder will be due and payable, on June 21, 2020, and is subject to periodic repayment prior to such date from collections on OXSQ Funding’s loan assets and certain other mandatory payment requirements.

Organizational and Regulatory Structure

Our investment activities are managed by Oxford Square Management. Oxford Square Management is an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Oxford Square Management is owned by Oxford Funds, LLC (“Oxford Funds”), its managing member, and Charles M. Royce, a member of our Board of Directors who holds a minority, non-controlling interest in Oxford Square Management. Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President and Chief Operating Officer, directly or indirectly own or control all of the outstanding equity interests of Oxford Funds. Under the investment advisory agreement, we have agreed to pay Oxford Square Management an annual base management fee based on our gross assets as well as an incentive fee based on our performance. Refer to “— Investment Advisory Agreement”.

We were founded in July 2003 and completed an initial public offering of shares of our common stock in November 2003. We are a Maryland corporation and a closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. As a BDC, we are required to meet certain regulatory tests, including the requirement to invest at least 70% of our total assets in eligible portfolio companies. Refer to “— Regulation as a Business Development Company.” In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

Set forth below is a chart detailing our organizational structure.

Our headquarters are located at 8 Sound Shore Drive, Suite 255, Greenwich, Connecticut and our telephone number is (203) 983-5275.

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). This information is available on our website at http://oxfordsquarecapital.com/. The information we file with the SEC is available free of charge by contacting us at 8 Sound Shore Drive, Suite 255, Greenwich, CT 06830 or by telephone at (203) 983-5275. The SEC also maintains a website that contains reports, proxy statements and other information regarding registrants, including us, that file such information electronically with the SEC. The address of the SEC’s website is http://www.sec.gov. Information contained on our website or on the SEC’s website about us is not incorporated into this report and you should not consider information contained on our website or on the SEC’s website to be part of this report.

MARKET OVERVIEW AND OPPORTUNITY

The market volatility and downdraft in the fourth quarter made 2018 a challenging year for corporate loans and CLO equity. During the fourth quarter of 2018, the S&P / LSTA Leveraged Loan Index fell from a price of 98.60% to 93.84% by the end of December. We believe the decrease in U.S. loan prices during the fourth quarter of 2018 was in part driven by large outflows out of U.S. loan mutual funds and ETFs. We believe that the fundamentals across the U.S. loan market continue to be stable. Corporate loan default rates remain at low levels, providing investors with a generally lower-risk, lower-return corporate debt environment. At the present time, approximately only 1% of the S&P / LSTA Leveraged Loan Index trades at a price of “par” or higher. This environment may allow CLO managers to buy performing loan assets in the secondary market at discounts to par, which may build CLO asset value and spread over time, ultimately accruing to the benefit of CLO equity. Moreover, as we execute our corporate loan strategy of focusing primarily on smaller broadly-syndicated loans, narrowly syndicated loans and club deals, through purchases in both the primary and secondary markets, we remain mindful of maintaining overall portfolio liquidity. We believe this strategy allows us to maintain corporate debt investments which have sufficient liquidity in order to take advantage of market opportunities.

We continue to view our mandate as maximizing the risk-adjusted return on our stockholders’ investment in OXSQ. We view the market opportunity currently available to us as strong and, as a permanent capital vehicle, we have historically been able to take a longer-term view towards our investments. We believe this perspective served us well in 2018.

COMPETITIVE ADVANTAGES

We believe that we are well positioned to provide financing to corporate borrowers and structured finance vehicles that, in turn, provide capital to corporate borrowers for the following reasons:

•     Expertise in credit analysis and monitoring investments; and

•     Established transaction sourcing network.

Expertise in credit analysis and monitoring investments

While our investment focus is on middle-market companies, we have invested, and in the future will likely continue to invest, in larger and smaller companies and in other investment structures on an opportunistic basis, including CLO investment vehicles. We believe our experience in analyzing middle-market companies and CLO investment structures, as detailed in the biographies of Oxford Square Management’s senior investment professionals, affords us a sustainable competitive advantage over lenders with limited experience in investing in these markets. In particular, we have expertise in evaluating the investment merits of middle-market companies as well as the structural features of CLO investments, and monitoring the credit risk of such investments after closing until full repayment.

•      Jonathan H. Cohen, our Chief Executive Officer, has more than 25 years of experience in debt and equity research and investment. Mr. Cohen has also served as the Chief Executive Officer and a Director of Oxford Lane Capital Corp. (NasdaqGS: OXLC), a registered closed-end fund, and as Chief Executive Officer of its investment adviser, Oxford Lane Management, LLC, or “Oxford Lane Management,” since 2010. Since 2015 and 2018, respectively, Mr. Cohen has also served as the Chief Executive Officer of each of Oxford Bridge Management, LLC, or “Oxford Bridge Management,” the investment adviser to Oxford Bridge, LLC and Oxford Bridge II, LLC (collectively, the “Oxford Bridge Funds”), and Oxford Gate Management, LLC, or “Oxford Gate Management,” the investment adviser to Oxford Gate Master Fund, LLC, Oxford Gate, LLC and Oxford Gate (Bermuda), LLC (collectively, the “Oxford Gate Funds”). The Oxford Bridge Funds and the Oxford Gate Funds are private investment funds. Previously, Mr. Cohen managed technology equity research groups at Wit Capital, Merrill Lynch, UBS and Smith Barney. Mr. Cohen is a member of the Board of Trustees of Connecticut College. Mr. Cohen received a B.A. in Economics from Connecticut College and an M.B.A. from Columbia University.

•      Saul B. Rosenthal, our President and Chief Operating Officer, has more than 20 years of experience in the capital markets, with a focus on middle-market transactions. In addition, Mr. Rosenthal has served as President and a Director of Oxford Lane Capital Corp. (NasdaqGS: OXLC), a registered closed-end fund, and as President of Oxford Lane Management, since 2010. Mr. Rosenthal has also served as President of Oxford Bridge Management, the investment adviser to the Oxford Bridge Funds and Oxford Gate Management, the adviser to the Oxford Gate Funds, since 2015 and 2018, respectively. Mr. Rosenthal was previously an attorney at the law firm of Shearman & Sterling LLP. Mr. Rosenthal serves on the boards of Lift Forward, Inc. and the National Museum of Mathematics. Mr. Rosenthal received a B.S., magna cum laude, from the Wharton School of the University of Pennsylvania, a J.D. from Columbia University Law School, where he was a Harlan Fiske Stone Scholar, and a LL.M. (Taxation) from New York University School of Law.

•      Darryl Monasebian is the Executive Vice President and head of risk and portfolio management of Oxford Square Management, and also holds those same positions at Oxford Lane Management, the investment adviser to Oxford Lane Capital Corp., Oxford Bridge Management, the investment adviser to the Oxford Bridge Funds and Oxford Gate Management, the investment adviser to the Oxford Gate Funds. Prior to joining Oxford Square Management, Mr. Monasebian was a director in the Merchant Banking Group at BNP Paribas, and prior to that he was a director at Swiss Bank Corporation and a senior account officer at Citibank. He began his business career at Metropolitan Life Insurance Company as an investment analyst in the Corporate Investments Department. Mr. Monasebian received a B.S. in Management Science/Operations Research from Case Western Reserve University and a Masters of Business Administration from Boston University’s Graduate School of Management.

•      Debdeep Maji is a Senior Managing Director of Oxford Square Management, and also holds the same position at Oxford Lane Management, the investment adviser to Oxford Lane Capital Corp., at Oxford Bridge Management, the investment adviser to the Oxford Bridge Funds and Oxford Gate Management, the investment adviser to the Oxford Gate Funds. Mr. Maji graduated from the Jerome Fisher Program in Management and Technology at the University of Pennsylvania where he received a Bachelor of Science degree in Economics from the Wharton School (and was designated a Joseph Wharton Scholar) and a Bachelor of Applied Science from the School of Engineering.

•      Kevin Yonon is a Managing Director of Oxford Square Management, and also holds the same position at Oxford Lane Management, the investment adviser to Oxford Lane Capital Corp., at Oxford Bridge Management, the investment adviser to the Oxford Bridge Funds and Oxford Gate Management, the investment adviser to the Oxford Gate Funds. Previously, Mr. Yonon was an Associate at Deutsche Bank Securities and prior to that he was an Analyst at Blackstone Mezzanine Partners. Before joining Blackstone, he worked as an Analyst at Merrill Lynch in the Mergers & Acquisitions group. Mr. Yonon received a B.S. in Economics with concentrations in Finance and Accounting from the Wharton School at the University of Pennsylvania, where he graduated magna cum laude, and an M.B.A. from the Harvard Business School.

Established deal sourcing network

Through the investment professionals of Oxford Square Management, we have extensive contacts and sources from which to generate investment opportunities. These contacts and sources include private equity funds, companies, brokers and bankers. We believe that senior professionals of Oxford Square Management have developed strong relationships within the investment community over their years within the banking, investment management and equity research fields.

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

We identify and source new prospective corporate debt investments through brokers, investment banks and direct company relationships. We have identified several criteria that we believe are important in seeking our investment objective. These criteria provide general guidelines for our investment decisions; however, we do not require each prospective investment to meet all or any specific number of these criteria.

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

The following is a representative list of the industries in which we have invested:

• Structured Finance	• IT Consulting
• Business Services	• Logistics
• Software	• Utilities
• Healthcare	• Aerospace and Defense
• Telecommunication Services	• Education
• Financial Intermediaries	• Printing and Publishing
• Diversified Insurance	• Consumer Services

During the fiscal year ended December 31, 2018, we purchased approximately $244.6 million of investments, comprised of approximately $187.5 million in senior secured notes, $54.2 million in CLO equity, $0.9 million in CLO debt, and $2.0 million in all other securities. As of December 31, 2018, our portfolio was invested in approximately 63.5% in senior secured notes, 33.0% in CLO equity, 0.2% in CLO debt and 3.3% in equity and other investments.

TEN LARGEST PORTFOLIO INVESTMENTS AS OF DECEMBER 31, 2018

Our ten largest portfolio company investments as of December 31, 2018, based on the combined fair value of the debt and equity securities we hold in each portfolio company, were as follows:

		December 31, 2018
		($ in millions)
Portfolio Company	Industry	Cost	Fair Value	Fair Value Percentage of Total Portfolio
Sound Point CLO XVI, Ltd	Structure Finance	$43.9	$39.1	8.8%
Quest Software, Inc.	Software	20.8	20.6	4.6%
Keystone Acquisition Corp.	Healthcare	20.4	20.1	4.5%
Premiere Global Services, Inc.	Business Services	23.7	19.8	4.4%
ECI Software Solutions, Inc.	Software	19.9	19.6	4.4%
Global Tel Link Corp.	Telecommunication Services	19.7	19.4	4.4%
OMNIA Partners, Inc.	Business Services	19.9	19.4	4.4%
Help/Systems Holdings, Inc.	Software	19.5	18.8	4.2%
Access CIG, LLC	Business Services	17.4	16.9	3.8%
Lighthouse Network, LLC (f/k/a Harbortouch Payments, LLC)	Financial Intermediaries	15.3	15.3	3.4%
		$220.5	$209.0	46.9%

For a description of the factors relevant to the changes in the value of the above portfolio investments for the year ended December 31, 2018, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Grading.”

Set forth below are descriptions of the ten largest portfolio investments as of December 31, 2018:

Sound Point CLO XVI, Ltd.

Sound Point CLO XVI, Ltd. is a collateralized loan obligation investing primarily in U.S.-based senior secured loans. As of December 31, 2018, approximately $45.5 million remained outstanding on our investment.

Quest Software, Inc.

Quest Software, Inc. is an infrastructure software provider. They have five main product/service offerings: Platform Management, Information Management, Identity Management, Data Protection, and Endpoint Management. As of December 31, 2018, approximately $6.0 million and $15.0 million remained outstanding on our investment in the first lien notes and second lien notes, respectively.

Keystone Acquisition Corp.

Keystone Acquisition Corp. is a Quality Improvement Organization that is involved in healthcare care management, quality assurance, and cost containment services for providers of physical and behavioral health services. As of December 31, 2018, approximately $7.5 million and $13.0 million remained outstanding on our investment in the first lien notes and second lien notes, respectively.

Premiere Global Services, Inc.

Premiere Global Services, Inc. is a provider of audio conferencing, web-based and video collaboration services. As of December 31, 2018, approximately $14.7 million and $10.0 million remained outstanding on our investment in the first lien notes and second lien notes, respectively.

ECI Software Solutions, Inc.

ECI Software Solutions, Inc. is a global end-to-end provider of enterprise resource planning software to more than 14,200 small- and medium-sized businesses primarily across four end-market verticals (i.e., manufacturing, distribution, field services, and building & construction), with an in-depth manufacturing capability. As of December 31, 2018, approximately $5.0 million and $15.0 million remained outstanding on our investment in the first lien notes and second lien notes, respectively.

Global Tel Link Corp.

Global Tel Link Corp. is a provider of telecom and technology products and services used by inmates, investigators and administrators in the corrections industry. As of December 31, 2018, approximately $3.0 million and $17.0 million remained outstanding on our investment in the first lien notes and second lien notes, respectively.

OMNIA Partners, Inc.

OMNIA Partners, Inc. is a group purchasing organization operating through both the public and private sectors. As of December 31, 2018, approximately $6.0 million and $14.0 million remained outstanding on our investment in the first lien notes and second lien notes, respectively.

Help/Systems Holdings, Inc.

Help/Systems Holdings, Inc. is a provider of a suite of infrastructure software solutions that automate IT operations, secure IT systems and inform key stakeholders for customers worldwide. As of December 31, 2018, approximately $4.0 million and $15.5 million remained outstanding on our investment in the first lien notes and second lien notes, respectively.

Access CIG, LLC

Access CIG, LLC is a records and documents storage firm. As of December 31, 2018, approximately $0.5 million and $16.8 million remained outstanding on our investment in the first lien incremental notes and second lien notes, respectively.

Lighthouse Network, LLC (f/k/a Harbortouch Payments, LLC)

Lighthouse Network, LLC is a non-bank merchant acquirer and integrated point-of-sale service provider that focuses on the small and medium-sized business segment in the U.S. As of December 31, 2018, approximately $3.5 and $12.0 million was outstanding on our first lien notes and second lien notes, respectively.

INVESTMENT ADVISORY AGREEMENT

Management Services

Oxford Square Management serves as our investment adviser. Oxford Square Management is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our Board of Directors, Oxford Square Management manages our day-to-day operations and provides investment advisory services to us. Under the terms of our Investment Advisory Agreement with Oxford Square Management (the “Investment Advisory Agreement”), Oxford Square Management:

•      determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•      identifies, evaluates and negotiates the structure of the investments we make;

•      closes, monitors and services the investments we make; and

•     determines what securities we will purchase, retain or sell.

Oxford Square Management’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. Oxford Square Management has agreed that, during the term of its Investment Advisory Agreement with us, it will not serve as investment adviser to any other public or private entity that utilizes a principal investment strategy of providing debt financing to middle-market companies similar to those we target.

Management Fee

We pay Oxford Square Management a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee (the “Base Fee”) and an incentive fee. The cost of both the Base Fee payable to Oxford Square Management and any incentive fees earned by Oxford Square Management are ultimately borne by our common stockholders.

Through March 31, 2016, the Base Fee was calculated at an annual rate of 2.00%. Effective April 1, 2016, the Base Fee is currently calculated at an annual rate of 1.50%. The Base Fee is payable quarterly in arrears, and is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any equity or debt capital raises, repurchases or redemptions during the current calendar quarter (however, no Base Fee will be payable on the cash proceeds received by us in connection with any share or debt issuances until such proceeds have been invested in accordance with our investment objective). Accordingly, the Base Fee will be payable regardless of whether the value of our gross assets has decreased during the quarter. The Base Fee for any partial quarter will be appropriately prorated.

The incentive fee has two parts: the net investment income incentive fee and the capital gains incentive fee. The net investment income incentive fee is calculated and payable quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter exceeds (y) the “Preferred Return Amount” for the calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any accrued income that we have not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued the calendar quarter (including the Base Fee, expenses payable under a separate agreement with Oxford Funds (the “Administration Agreement”) and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). “Pre-Incentive Fee Net Investment Income” includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that we have not yet received in cash. Oxford Square Management will not be under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never receive as a result of a default by an entity on the obligation that resulted in the accrual of such income. “Pre-Incentive Fee Net Investment Income” does not include any realized gains, realized losses or unrealized appreciation or depreciation. Given that this portion of the incentive fee is payable without regard to any gain, loss or unrealized depreciation that may occur during the quarter, this portion of Oxford Square Management’s incentive fee may be payable notwithstanding a decline in net asset value that quarter.

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

Effective April 1, 2016, a “Preferred Return Amount” is calculated on a quarterly basis by multiplying 1.75% by the Company’s net asset value at the end of the immediately preceding calendar quarter. The net investment income incentive fee is then calculated as follows: (a) no net investment income incentive fee is payable to Oxford Square Management in any calendar quarter in which the “Pre-Incentive Fee Net Investment Income” does not exceed the “Preferred Return Amount”; (b) 100% of the “Pre-Incentive Fee Net Investment Income” for such quarter, if any, that exceeds the “Preferred Return Amount” but is less than or equal to a “Catch-Up Amount” determined on a quarterly basis by multiplying 2.1875% by OXSQ’s net asset value at the end of such calendar quarter; and (c) for any quarter in which the “Pre-Incentive Fee Net Investment Income” exceeds the “Catch-Up Amount,” the net investment income incentive fee will be 20% of the amount of the “Pre-Incentive Fee Net Investment Income” for such quarter. There is no accumulation of amounts from quarter to quarter for the “Preferred Return Amount,” and accordingly there is no claw back of amounts previously paid to Oxford Square Management if the “Pre-Incentive Fee Net Investment Income” for subsequent quarters is below the quarterly “Preferred Return Amount,” and there is no delay of payment of incentive fees to Oxford Square Management if the “Pre-Incentive Fee Net Investment Income” for prior quarters is below the quarterly “Preferred Return Amount” for the quarter for which the calculation is being made.

In addition, effective April 1, 2016, the calculation of the Company’s net investment income incentive fee is subject to a total return requirement (the “Total Return Requirement”), which provides that a net investment income incentive fee will not be payable to Oxford Square Management except to the extent 20% of the “cumulative net increase in net assets resulting from operations” (which is the amount, if positive, of the sum of the “Pre-Incentive Fee Net Investment Income,” realized gains and losses and unrealized appreciation and depreciation) during the calendar quarter for which such fees are being calculated and the eleven (11) preceding quarters (or if shorter, the number of quarters since April 1, 2016) exceeds the cumulative net investment income incentive fees accrued and/or paid for such eleven (11) preceding quarters (or if shorter, the number of quarters since April 1, 2016). Under the revised fee structure, under no circumstances will the aggregate fees earned from April 1, 2016 by Oxford Square Management in any quarterly period be higher than the aggregate fees that would have been earned prior to the adoption of these changes.

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

Incentive fee = 100%* Pre-Incentive Fee Net Investment Income in excess of the hurdle rate but less than 2.1875% and 20% of any Pre-Incentive Fee Net Investment Income thereafter.

= 100%* (1.925% – 1.75%)

= 100%* 0.175%

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

= 100%* (2.1875% – 1.75%) + 20%* (3.425% – 2.1875%)

= 100%* 0.4375% + 20%* 1.2375%

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
• No capital gains incentive fee paid to Oxford Square Management in Year 1
Year 2 incentive fee	• Total Incentive Fee Capital Gains = 8%
(9% realized capital gains less 1% unrealized depreciation)
• Total capital gains incentive fee paid to Oxford Square Management in Year 2
= 20% × 8%
= 1.6%
Year 3 incentive fee	• Total Incentive Fee Capital Gains = 10%
(12% realized capital gains less 2% unrealized depreciation; unrealized appreciation has no effect)
• Total capital gains incentive fee paid to Oxford Square Management in Year 3
= 20% × 10%
= 2%

____________

(*)  The hypothetical amount of returns shown are based on a percentage of our total net assets and assumes no leverage. There is no guarantee that positive returns will be realized and actual returns may vary from those shown in this example.

Payment of our Expenses

Our primary operating expenses are the payment of the Base Fee and any incentive fees under the Investment Advisory Agreement and the allocable portion of overhead and other expenses incurred by Oxford Funds in performing its obligations under the Administration Agreement. Our investment management fee compensates Oxford Square Management for its work in identifying, evaluating, negotiating, executing and servicing our investments. We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

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

•      fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums; and

•      direct costs such as printing, mailing, long distance telephone, staff, rent, independent audits and outside legal costs and all other expenses incurred by either Oxford Funds or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by Oxford Funds in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation and related expenses of our Chief Financial Officer, our accounting support staff and other administrative support personnel. Related expenses include but are not limited to employee benefit costs, payroll taxes and travel and training expenses. The costs associated with the functions performed by our Chief Compliance Officer are paid directly by us pursuant to the terms of an agreement between the Company and Alaric Compliance Services, LLC.

All of these expenses are ultimately borne by our common stockholders.

All personnel of our investment adviser when and to the extent engaged in providing investment advisory services, and the compensation and related expenses of such personnel allocable to such services, will be provided and paid for by Oxford Funds, the investment adviser’s managing member.

Duration and Termination

Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. Refer to “Item 1A. Risk Factors — Risks relating to our business and structure — We are dependent upon Oxford Square Management’s key management personnel for our future success, particularly Jonathan H. Cohen and Saul B. Rosenthal.”

Indemnification

The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, Oxford Square Management and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with it, including without limitation Oxford Funds, are entitled to indemnification from OXSQ for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Oxford Square Management’s services under the Investment Advisory Agreement or otherwise as an investment adviser of OXSQ.

Organization of the Investment Adviser

Oxford Square Management is a Delaware limited liability company that is registered as an investment adviser under the Advisers Act. Oxford Funds, a Delaware limited liability company, is Oxford Square Management’s managing member and provides it with all personnel necessary to manage our day-to-day operations and provide the services under the Investment Advisory Agreement. The principal address of Oxford Square Management and of Oxford Funds is 8 Sound Shore Drive, Suite 255, Greenwich, Connecticut 06830.

Oxford Funds is the managing member of Oxford Square Management. Charles M. Royce, a member of our Board of Directors, has a minority, non-controlling interest in Oxford Square Management.

ADMINISTRATION AGREEMENT

Pursuant to a separate Administration Agreement, Oxford Funds furnishes us with office facilities, together with equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, Oxford Funds also performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Oxford Funds assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are based upon our allocable portion of overhead and other expenses incurred by Oxford Funds in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of our Chief Financial Officer, our accounting support staff and other administrative support personnel. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

The Administration Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, Oxford Funds and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from OXSQ for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Oxford Funds’ services under the Administration Agreement or otherwise as administrator for OXSQ.

COMPETITION

Our primary competitors to provide financing to primarily non-public companies include private equity and venture capital funds, other equity and non-equity based investment funds, including other BDCs, and investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of these entities may have greater financial and managerial resources than we have. For additional information concerning the competitive risks we face, refer to “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — We operate in a highly competitive market for investment opportunities.”

EMPLOYEES

We have no employees. Our day-to-day investment operations are managed by Oxford Square Management. In addition, we reimburse Oxford Funds for an allocable portion of expenses incurred by it in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of our Chief Financial Officer, accounting staff and other administrative support personnel. We will also pay the costs associated with the functions performed by our Chief Compliance Officer under the terms of an agreement between the Company and Alaric Compliance Services.

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

If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation (“CFC”) (including equity tranche investments in a CLO treated as a CFC), we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. This deemed distribution is required to be included in the income of a U.S. Stockholder (as defined below) of a CFC regardless of whether the stockholder has made a QEF election with respect to such CFC. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Stockholders. A “U.S. Stockholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power or value of all classes of shares of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and we must distribute such income to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement.

Although the Code generally provides that income inclusions from a QEF or a CFC will be “good income” for purposes of the 90% Income Test to the extent that the QEF or the CFC distribute such income to us in the same taxable year to which the income is included in our income, the Code does not specifically provide whether income inclusions would be “good income” for the 90% Income Test if we do not receive distributions from the QEF or CFC during such taxable year. The Internal Revenue Service (“IRS”) has issued a series of private rulings in which it has concluded that all income inclusions from a QEF or a CFC included in a RIC’s gross income would constitute “good income” for purposes of the 90% Income Test. Although such rulings are not binding on the IRS except with respect to the taxpayers to whom such rulings were issued under current law, we believe that the income inclusions from a QEF or a CFC would be “good income” for purposes of the 90% Income Test whether or not we receive a cash distribution from such CLOs in the same year as the required income inclusion. However, no guaranty can be made that the IRS would not assert that such income would not be “good income” for purposes of the 90% Income Test to the extent that we do not receive timely distributions of such income from the CLO. If such income were not considered “good income” for purposes of the 90% Income Test, we may fail to qualify as a RIC.

Proposed regulations may impact our ability to qualify as a RIC if we do not receive timely distributions from our CLO Investments

The IRS and U.S. Treasury Department have issued proposed regulations that provide that the income inclusions from a QEF or a CFC would not be good income for purposes of the 90% Income Test unless we receive a cash distribution from such entity in the same year attributable to the included income. If these regulations are finalized, we will carefully monitor our investments in CLOs to avoid disqualification as a RIC.

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

As a BDC, we are required to meet a coverage ratio of the value of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances. On April 6, 2018, the Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board of Directors, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, our asset coverage requirements for senior securities will be changed from 200% to 150%, effective as of April 6, 2019. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC.

We are not generally able to sell our common stock at a price below net asset value per share. Refer to “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a BDC affect our ability to, and the way in which we raise additional capital, which may expose us to risks, including the typical risks associated with leverage.” We may, however, sell our common stock at a price below net asset value per share (i) in connection with a rights offering to our existing stockholders, (ii) with the consent of the majority of our common stockholders, or (iii) under such other circumstances as the SEC may permit. For example, we may sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then current net asset value of our common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve our policy and practice of making such sales. In any such case, under such circumstances, the price at which our common stock is to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such common stock. In addition, we may generally issue new shares of our common stock at a price below the net asset value in rights offerings to existing stockholders, in payment of distributions and in certain other limited circumstances.

We may be examined by the SEC for compliance with the 1940 Act.

As a BDC, we are subject to certain risks and uncertainties. Refer to “Item 1A. Risk Factors — Risks Relating to our Business and Structure.”

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

Code of Ethics and Insider Trading Policy

As required by the 1940 Act, we maintain a Code of Ethics and Insider Trading Policy, or “Code of Ethics,” that establishes procedures for personal investments and restricts certain transactions by our personnel. Refer to “Item 1A. Risk Factors — Risks Relating to our Business and Structure — There are significant potential conflicts of interest between OXSQ and our management team.” Our Code of Ethics generally does not permit investments by our employees in securities that may be purchased or held by us. The Code of Ethics is available on the EDGAR Database on the SEC’s website at http://www.sec.gov. You may obtain copies of the Code of Ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov. Our Code of Ethics is also available on our website at http://oxfordsquarecapital.com/.

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

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our investment adviser, Oxford Square Management. The Proxy Voting Policies and Procedures of Oxford Square Management are set forth below. The guidelines are reviewed periodically by Oxford Square Management, and, accordingly, are subject to change.

Introduction

As an investment adviser registered under the Advisers Act, Oxford Square Management has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, Oxford Square Management recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients.

These policies and procedures for voting proxies for Oxford Square Management’s investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

Oxford Square Management will vote proxies relating to our portfolio securities in the best interests of our stockholders. Oxford Square Management will review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by OXSQ. Although Oxford Square Management will generally vote against proposals that may have a negative impact on our portfolio securities, it may vote for such a proposal if there exist compelling long-term reasons to do so. Oxford Square Management will abstain from voting only in unusual circumstances and where there is a compelling reason to do so.

The proxy voting decisions of Oxford Square Management are made by the senior officers of Oxford Square Management who are responsible for monitoring each of our investments. To ensure that its vote is not the product of a conflict of interest, Oxford Square Management requires that: (i) anyone involved in the decision making process disclose to Oxford Square Management’s Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how Oxford Square Management intends to vote on a proposal without the prior approval of the Chief Compliance Officer and senior management in order to reduce any attempted influence from interested parties.

Proxy Voting Records

You may obtain information about how Oxford Square Management voted proxies by making a written request for proxy voting information to: Chief Compliance Officer, Oxford Square Management, LLC, 8 Sound Shore Drive, Suite 255, Greenwich, CT 06830.

Periodic Reporting and Audited Financial Statements

We have registered our common stock under the Exchange Act, and have reporting obligations thereunder, including the requirement that we file annual and quarterly reports with the SEC. In accordance with the requirements of the Exchange Act, this annual report contains financial statements audited and reported on by our independent registered public accounting firm. You may obtain our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K on our website at http://oxfordsquarecapital.com/ free of charge as soon as reasonably practicable after we file such reports electronically with the SEC.

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

We are dependent upon Oxford Square Management’s key management personnel for our future success, particularly Jonathan H. Cohen and Saul B. Rosenthal.

We depend on the diligence, skill and network of business contacts of the senior management of Oxford Square Management. The senior management, together with other investment professionals, will evaluate, negotiate, structure, close, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of the senior management team, particularly Jonathan H. Cohen, the Chief Executive Officer of Oxford Square Management, and Saul B. Rosenthal, the President and Chief Operating Officer of Oxford Square Management. Neither Mr. Cohen nor Mr. Rosenthal will devote all of their business time to our operations, and both will have other demands on their time as a result of their other activities. Neither Mr. Cohen nor Mr. Rosenthal is subject to an employment contract. The departure of either of these individuals could have a material adverse effect on our ability to achieve our investment objective. In addition, due to Oxford Square Management’s relatively small staff size, the departure of any of Oxford Square Management’s personnel, including investment, accounting and compliance professionals, could have a material adverse effect on us.

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

We and Oxford Square Management, through its managing member, Oxford Funds, will need to continue to hire, train, supervise and manage new employees. Failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our business and operation could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of our investment strategy and impact our stock price.

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

Beginning on April 6, 2019, we will be permitted to borrow more money, which will further magnify the potential for gain or loss on amounts invested and may further increase the risk of investing in us.

On March 23, 2018, the SBCAA was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances. On April 6, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, our asset coverage requirements for senior securities will be changed from 200% to 150%, effective as of April 6, 2019. Prior to the enactment of the SBCAA, BDCs were required to maintain an asset coverage ratio of at least 200% in order to incur debt or to issue other senior securities. Generally, for every $1.00 of debt incurred or in senior securities issued, a BDC was required to have at least $2.00 of assets immediately following such incurrence or issuance. For those BDCs that satisfy the SBCAA’s disclosure and approval requirements, the minimum asset coverage ratio is reduced such that for every $1.00 of debt incurred or in senior securities issued, a BDC must now have at least $1.50 of assets. If we incur additional leverage, general interest rate fluctuations may have a more significant negative impact on our investments and investment opportunities than they would have absent such additional incurrence, and, accordingly, may have a material adverse effect on our investment objectives and rate of return on investment capital.

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

Equity capital may be difficult to raise because, subject to some limited exceptions which apply to us, as a BDC we are generally not able to issue additional shares of our common stock at a price less than net asset value. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% (or 150% effective April 6, 2019) immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. In the future, the U.S. government may not be able to meet its debt payments unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted, as needed, and the debt ceiling is reached, the U.S. federal government may stop or delay making payments on its obligations. Any default by the U.S. government on its obligations or any prolonged U.S. Government shutdown could negatively impact the U.S. economy and our portfolio companies. Multiple factors relating to the international operations of some of our portfolio companies and to particular countries in which they operate could negatively impact their business, financial condition and results of operations. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In July and August 2015, Greece reached agreements with its creditors for bailouts that provide aid in exchange for certain austerity measures. These and similar austerity measures may adversely affect world economic conditions and have an adverse impact on our business and that of our portfolio companies. In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China’s currency. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”), and, accordingly, on February 1, 2017, the U.K. Parliament voted in favor of allowing the U.K. government to begin the formal process of Brexit. The initial negotiations on Brexit commenced in June 2017. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union, and this uncertainty and instability may last indefinitely. Because the U.K. Parliament rejected Prime Minister Theresa May’s proposed Brexit deal with the European Union in January 2019, there is increased uncertainty on the outcome of Brexit. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.

The Republican Party currently controls the executive branch and the senate portion of the legislative branch of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the authority of the Federal Reserve and the Financial Stability Oversight Council. For example, in March 2018, the U.S. Senate passed a bill that eased financial regulations and reduced oversight for certain entities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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

The management fee is calculated as a percentage of our gross assets at a specific time. Accordingly, the management fee will be payable regardless of whether the value of our gross assets and/or your investment have decreased. Moreover, a portion of the incentive fee is payable if our net investment income for a calendar quarter exceeds a designated hurdle rate. Although this portion of the incentive fee is subject to the Total Return Requirement, the net investment income incentive fee may still be payable during a quarter with net capital losses. Accordingly, this portion of our adviser’s incentive fee may also be payable notwithstanding a decline in net asset value that quarter. In addition, in the event we recognize deferred loan interest income in excess of our available capital as a result of our receipt of payment-in-kind, or “PIK” interest, we may be required to liquidate assets in order to pay a portion of the incentive fee. Oxford Square Management, however, is not required to reimburse us for the portion of any incentive fees attributable to deferred loan interest income in the event of a subsequent default.

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

Borrowings (including through securitization transactions, which are consolidated in our financial statements), also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We may borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Lenders of these senior securities have fixed dollar claims on our assets that are superior to the claims of our common stockholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to Oxford Square Management will be payable on our gross assets, including those assets acquired through the use of leverage, Oxford Square Management may have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to Oxford Square Management.

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

On June 21, 2018, Oxford Funding entered into the OXSQ Facility. On October 12, 2018, OXSQ Funding amended the OXSQ Facility to provide for additional borrowings under the OXSQ Facility. Pursuant to the terms of the OXSQ Facility, as amended, OXSQ Funding may borrow up to $125.0 million. As of December 31, 2018, OXSQ Funding had approximately $85.7 million of principal outstanding. Subject to certain exceptions, pricing under the OXSQ Facility is based on the London interbank offered rate for an interest period equal to three months plus a spread of 2.25% per annum. Interest on the outstanding principal amount owing under the Facility is payable quarterly in arrears. The OXSQ Facility will mature, and all outstanding principal and accrued and unpaid interest thereunder will be due and payable, on June 21, 2020, and is subject to periodic repayment prior to such date from collections on OXSQ Funding’s loan assets and certain other mandatory payment requirements.

Illustration.    The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on the portfolio, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed total return on our portfolio (net of expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to stockholder(1)	(17.6)%	(10.1)%	(2.7)%	4.7%	12.1%

____________

(1)  Assumes $467.1 million in total assets and $150.0 million in total debt principal outstanding, which reflects our total assets and total debt outstanding as of December 31, 2018, and a cost of funds of approximately 5.7%.

Our portfolio must have an annual return of at least 1.8% in order to cover the annual interest payments on our current borrowings.

If we are unable to comply with the covenants or restrictions in our borrowings, our business could be materially adversely affected.

The OXSQ Facility includes covenants, among others, that, subject to exceptions, restrict our ability to pay distributions, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. The OXSQ Facility also includes a change of control provision that accelerates the indebtedness under the facility in the event of certain change of control events. Complying with these restrictions may prevent us from taking actions that we believe would help us grow our business or are otherwise consistent with our investment objective. These restrictions could also limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. In addition, the restrictions contained in the OXSQ Facility could limit our ability to make distributions to our stockholders in certain circumstances, which could result in us failing to qualify as a RIC and thus becoming subject to corporate-level U.S. federal income tax (and any applicable state and local taxes).

The breach of any of the covenants or restrictions, unless cured within the applicable grace period, would result in a default under the OXSQ Facility that would permit the lender thereunder to declare all amounts outstanding to be due and payable. In such an event, we may not have sufficient assets to repay such indebtedness. As a result, any default could have serious consequences to our financial condition. An event of default or an acceleration under the OXSQ Facility could also cause a cross-default or cross-acceleration of another debt instrument or contractual obligation, which would adversely impact our liquidity. We may not be granted waivers or amendments to the OXSQ Facility if for any reason we are unable to comply with it, and we may not be able to refinance the OXSQ Facility on terms acceptable to us, or at all.

The terms of the OXSQ Facility may contractually limit our ability to incur additional indebtedness.

We will need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. We believe that having the flexibility to incur additional leverage could augment the returns to our stockholders and would be in the best interests of our stockholders. Contractual leverage limitations under our existing OXSQ Facility or future borrowings may limit our ability to incur additional indebtedness. We cannot assure you that we will be able to negotiate a change to the OXSQ Facility to allow us to incur additional leverage or that any such an amendment will be available to us on favorable terms. An inability on our part to amend the contractual asset coverage limitation and access additional leverage could limit our ability to take advantage of the benefits described above related to our ability to incur additional leverage and could decrease our earnings, if any, which would have an adverse effect on our results of operations and the value of our shares of common stock.

We may need to raise additional capital to grow because we must distribute most of our income.

We may need additional capital to fund growth in our investments. We expect to issue equity securities and expect to borrow from financial institutions in the future. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our investment company taxable income to our stockholders to maintain our regulated investment company status. As a result, any such cash earnings may not be available to fund investment originations. We expect to borrow from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue preferred stock may be restricted if our total assets are less than 200% (or 150% effective April 6, 2019) of our total borrowings and preferred stock.

Regulations governing our operation as a BDC affect our ability to, and the way in which we raise additional capital, which may expose us to risks, including the typical risks associated with leverage.

Our ability to grow our business requires a substantial amount of capital, which we may acquire from the following sources:

Senior Securities and Other Indebtedness

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% (or 150% effective April 6, 2019) immediately after each issuance of senior securities.

This requirement of sustaining a 200% (or 150% effective April 6, 2019) asset coverage ratio limits the amount that we may borrow. Because we will continue to need capital to grow our loan and investment portfolio, this limitation may prevent us from incurring debt. Further additional debt financing may not be available on favorable terms, if at all, or may be restricted by the terms of our debt facilities. If we are unable to incur additional debt, we may be required to raise additional equity at a time when it may be disadvantageous to do so.

As a result of the issuance of senior securities, including preferred stock and debt securities, we are exposed to typical risks associated with leverage, including an increased risk of loss and an increase in expenses, which are ultimately borne by our common stockholders. Because we may incur leverage to make investments, a decrease in the value of our investments would have a greater negative impact on the value of our common stock. When we issue debt securities or preferred stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility. Refer to “— We are permitted to borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us” for a description of our outstanding senior securities.

On April 12, 2017 we issued approximately $64.4 million in aggregate principal of our 6.50% Unsecured Notes. As of December 31, 2018, approximately $64.4 million of the 6.50% Unsecured Notes remained outstanding. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for more information.

Our ability to pay distributions or issue additional senior securities may be restricted if our asset coverage ratio is not at least 200% (or 150% effective April 6, 2019). If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.

Common Stock

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board of Directors determines that such sale is in the best interests of OXSQ and its stockholders, and our stockholders approve such sale.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 47,650,959 shares are issued and outstanding as of February 27, 2019. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to distributions and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by our Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

A change in interest rates may adversely affect our profitability and we may expose ourselves to risks if we engage in hedging transactions to mitigate changes in interest rates.

Currently, all of the debt investments in our investment portfolio are at variable rates. In addition, our CLO equity investments are sensitive to risks associated with changes in interest rates. Although we have not done so in the past, we may in the future choose to hedge against interest rate fluctuations by using standard hedging instruments such as futures, forward contracts, options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It may not be possible to hedge against an interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

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

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. We cannot predict with certainty how any changes in the tax laws might affect us, our stockholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC and the U.S. federal income tax consequences to us and our stockholders of such qualification, and could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

Our investments in CLOs may be subject to special anti-deferral provisions that could result in us incurring tax or recognizing income prior to receiving cash distributions related to such income.

We have purchased and may in the future purchase residual or subordinated interests in CLOs that are treated for U.S. federal income tax purposes as shares in a passive foreign investment company (“PFIC”). If we acquire investments in a PFIC (including equity tranche investments in CLOs that are PFICs), we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable distribution by us to our stockholders. Certain elections may be available to mitigate or eliminate such tax on excess distributions, but such elections (if available) will generally require us to recognize our share of the PFICs income for each year regardless of whether we receive any distributions from such PFICs. We must nonetheless distribute such income to maintain our tax treatment as a RIC.

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

If we do not receive timely distributions from our CLO investments, we may fail to qualify as a RIC.

We are required to include in our taxable income our proportionate share of the income of certain CLO investments to the extent that such CLOs are PFICs for which we have made a qualifying electing fund, or “QEF,” election or are CFCs. To the extent that such CLOs do not distribute all of their earnings and profits on a current basis, we may fail to qualify as a RIC. To qualify as a RIC, we must, among other thing, derive in each taxable year at least 90% of our gross income from certain sources specified in the Code, or the “90% Income Test.” Although the Code generally provides that the income inclusions from a QEF or a CFC will be “good income” for purposes of this 90% Income Test to the extent that the QEF or the CFC distribute such income to us in the same taxable year to which the income is included in our income, the Code does not specifically provide whether these income inclusions would be “good income” for this 90% Income Test if we do not receive distributions from the QEF or CFC during such taxable year. The IRS has issued a series of private rulings in which it has concluded that all income inclusions from a QEF or a CFC included in a RIC’s gross income would constitute “good income” for purposes of the 90% Income Test. Such rulings are not binding on the IRS except with respect to the taxpayers to whom such rulings were issued. Recently, however, the IRS and U.S. Treasury Department issued proposed regulations that provide that the income inclusions from a QEF or a CFC would not be good income for purposes of the 90% Income Test unless we receive a cash distribution from such entity in the same year attributable to the included income. If such income were not considered “good income” for purposes of the 90% Income Test, we may fail to qualify as a RIC.

The CLOs in which we invest may be subject to withholding tax if they fail to comply with certain reporting requirements.

Legislation commonly referred to as the Foreign Account Tax Compliance Act, (“FATCA”), imposes a withholding tax of 30% on payments of U.S. source interest and distributions to certain non-U.S. entities, including certain non-U.S. financial institutions and investment funds, unless such non-U.S. entity complies with certain reporting requirements regarding its U.S. account holders and its U.S. owners. Most CLO vehicles in which we invest will be treated as non-U.S. financial entities for this purpose, and therefore will be required to comply with these reporting requirements to avoid the 30% withholding. If a CLO vehicle in which we invest fails to properly comply with these reporting requirements, it could reduce the amounts available to distribute to equity and junior debt holders in such CLO vehicle, which could materially and adversely affect our operating results and cash flows.

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

There are significant potential conflicts of interest between OXSQ and our management team.

In the course of our investing activities, we pay management and incentive fees to Oxford Square Management, and reimburse Oxford Funds for certain expenses it incurs. As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct investments. As a result of this arrangement, there may be times when the management team of Oxford Square Management has interests that differ from those of our stockholders, giving rise to a conflict.

Oxford Square Management receives a quarterly incentive fee based, in part, on our “Pre-Incentive Fee Net Investment Income,” if any, for the immediately preceding calendar quarter. This incentive fee is subject to a quarterly hurdle rate before providing an incentive fee return to Oxford Square Management. To the extent we or Oxford Square Management are able to exert influence over our portfolio companies, the quarterly pre-incentive fee may provide Oxford Square Management with an incentive to induce our portfolio companies to accelerate or defer interest or other obligations owed to us from one calendar quarter to another.

In addition, our executive officers and directors, and the executive officers of Oxford Square Management, and its managing member, Oxford Funds, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. Charles M. Royce, a member of our Board of Directors, holds a minority, non-controlling interest in our investment adviser.

Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that currently invests primarily in CLO debt and equity tranches, and its investment adviser, Oxford Lane Management. Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, at Oxford Bridge Management, the investment adviser to the Oxford Bridge Funds and Oxford Gate Management, the investment adviser to the Oxford Gate Funds. The Oxford Bridge Funds and Oxford Gate Funds are private funds that invest principally in CLO debt and equity. Oxford Funds is the managing member of Oxford Bridge Management, LLC. As a result, certain conflicts of interest may arise with respect to the management of our portfolio by Messrs. Cohen and Rosenthal, on the one hand, and the obligations of Messrs. Cohen and Rosenthal to manage the portfolios of Oxford Lane Capital Corp., the Oxford Bridge Funds and the Oxford Gate Funds, respectively, on the other hand. In addition, Bruce L. Rubin, our Chief Financial Officer, Corporate Secretary and Treasurer, currently serves in similar capacities for Oxford Lane Capital Corp. Mr. Rubin also currently serves as the Chief Financial Officer and Secretary of Oxford Lane Management, Oxford Square Management, LLC, Oxford Bridge Management, LLC, Oxford Gate Management, LLC and Oxford Funds. Further, Mr. Gerald Cummins, our Chief Compliance Officer, currently serves in similar capacities for Oxford Lane Management, Oxford Lane Capital Corp., Oxford Square Management, LLC, Oxford Bridge Management, LLC and Oxford Gate Management, LLC. Because of these possible conflicts of interest, these individuals may direct potential business and investment opportunities to other entities rather than to us or such individuals may undertake or otherwise engage in activities or conduct on behalf of such other entities that is not in, or which may be adverse to, our best interests.

Oxford Square Management, Oxford Lane Management, LLC, Oxford Bridge Management, LLC, and Oxford Gate Management, LLC, are subject to a written policy with respect to the allocation of investment opportunities among OXSQ, Oxford Lane Capital Corp., the Oxford Bridge Funds and the Oxford Gate Funds. Where investments are suitable for more than one entity, the allocation policy generally provides that, depending on size and subject to current and anticipated cash availability, the absolute size of the investment as well as its relative size compared to the total assets of each entity, current and anticipated weighted average costs of capital, and whether the proposed investment is an add-on investment to an existing investment, among other factors, an investment amount will be determined by the adviser to each entity. If the investment opportunity is sufficient for each entity to receive its investment amount, then each entity receives the investment amount; otherwise, the investment amount is reduced pro rata.

On October 13, 2016, we filed an exemptive application with the SEC to permit us to co-invest with funds or entities managed by Oxford Square Management or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. On June 14, 2017, the SEC issued an order permitting OXSQ and certain of its affiliates to complete negotiated co-investment transactions in portfolio companies, subject to certain conditions, (the “Order”). Subject to satisfaction of certain conditions to the Order, OXSQ and certain of its affiliates are now permitted, together with any future BDCs, registered closed-end funds and certain private funds, each of whose investment adviser is OXSQ ‘s investment adviser or an investment adviser controlling, controlled by, or under common control with OXSQ ‘s investment adviser, to co-invest in negotiated investment opportunities where doing so would otherwise be prohibited under the 1940 Act, providing OXSQ ‘s stockholders with access to a broader array of investment opportunities. Pursuant to the Order, we are permitted to co-invest in such investment opportunities with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.

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

On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which increased from $50 billion to $250 billion the asset threshold for designation of “systemically important financial institutions” or “SIFIs” subject to enhanced prudential standards set by the Federal Reserve Board, staggering application of this change based on the size and risk of the covered bank holding company. On May 30, 2018, the Federal Reserve Board voted to consider changes to the Volcker Rule that would loosen compliance requirements for all banks. The effect of this change and any further rules or regulations are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. The current U.S. presidential administration, along with the U.S. Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.

The current administration has called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of OXSQ or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. However, we will amend our bylaws to be subject to the Control Share Acquisition Act only if our board of directors determines that it would be in our best interests and if the SEC staff does not object to our determination that our being subject to the Control Share Acquisition Act does not conflict with the 1940 Act. The SEC staff has issued informal guidance setting forth its position that certain provisions of the Control Share Acquisition Act would, if implemented, violate Section 18(i) of the 1940 Act.

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

Section 941 of the Dodd-Frank Act added a provision to the Exchange Act requiring the seller, sponsor or securitizer of a securitization vehicle to retain no less than five percent of the credit risk in assets it sells into a securitization and prohibits such securitizer from directly or indirectly hedging or otherwise transferring the retained credit risk. The responsible federal agencies adopted final rules implementing these restrictions on October 22, 2014 and the final rules became effective on December 24, 2016. Under the final rules, the asset manager of a CLO is considered the sponsor of a securitization vehicle and is required to retain five percent of the credit risk in the CLO, which may be retained horizontally in the equity tranche of the CLO or vertically as a five percent interest in each tranche of the securities issued by the CLO. Although the final rules contain an exemption from such requirements for the asset manager of a CLO if, among other things, the originator or lead arranger of all of the loans acquired by the CLO retain such risk at the asset level and, at origination of such asset, takes a loan tranche of at least 20% of the aggregate principal balance, it is possible that the originators and lead arrangers of loans in this market will not agree to assume this risk or provide such retention at origination of the asset in a manner that would provide meaningful relief from the risk retention requirements for CLO managers.

We believe that the U.S. risk retention requirements imposed for CLO managers under Section 941 of the Dodd-Frank Act has created some uncertainty in the market in regard to future CLO issuance. Given that certain CLO managers may require capital provider partners to satisfy this requirement, we believe that this may create additional opportunities (and additional risks) for us in the future.

On February 9, 2018, a panel of the United States Court of Appeals for the District of Columbia Circuit ruled that the federal agencies exceeded their authority under the Dodd-Frank Act in adopting the final rules as applied to asset managers of open-market CLOs. On April 5, 2018, the United States District Court for the District of Columbia entered an order implementing the D.C. Circuit ruling and thereby vacated the U.S. Risk Retention Rules insofar as they apply to CLO managers of “open market CLOs”.

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

•      because many of them tend to be privately owned, there is generally little publicly available information about these businesses; therefore, although Oxford Square Management’s agents will perform “due diligence” investigations on these portfolio companies, their operations and their prospects, we may not learn all of the material information we need to know regarding these businesses;

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

Our incentive fee may induce Oxford Square Management to use leverage and to make speculative investments.

The incentive fee payable by us to Oxford Square Management may create an incentive for Oxford Square Management to use leverage and to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee on “Pre-Incentive Fee Net Investment Income” is determined, which is calculated as a percentage of the return on invested capital, may encourage Oxford Square Management to use leverage to increase the return on our equity capital. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Similarly, because Oxford Square Management may also receive an incentive fee based, in part, upon the capital gains realized on our investments, the investment adviser may invest more than would otherwise be appropriate in companies whose securities are likely to yield capital gains, as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during an economic downturn.

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

Our investments in CLO vehicles are riskier and less transparent than direct investments in portfolio companies.

From time to time we have invested and may in the future invest in debt and residual value interests of CLO vehicles. Generally, there may be less information available to us regarding the underlying debt investments held by such CLOs than if we had invested directly in the debt of the underlying companies. As a result, our stockholders may not know the details of the underlying securities of the CLO vehicles in which we may invest. Our CLO investments will also be subject to the risk of leverage associated with the debt issued by such CLOs and the repayment priority of debt holders senior to us in such CLOs.

The accounting and tax implications of such investments are complicated. In particular, reported earnings from the equity tranche investments of these CLO vehicles are recorded under GAAP based upon an effective yield calculation. Current taxable earnings on these investments, however, will generally not be determinable until after the end of the fiscal year of each individual CLO vehicle that ends within the Company’s fiscal year, even though the investments are generating cash flow. In general, the tax treatment of these investments may result in higher distributable earnings in the early years and a capital loss at maturity, while for reporting purposes the totality of cash flows are reflected in a constant yield to maturity.

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

The failure by a CLO vehicle in which we invest to satisfy certain financial covenants, specifically those with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event that a CLO vehicle failed these certain tests, holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting CLO vehicle or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.

Our financial results may be affected adversely if one or more of our significant equity or junior debt investments in a CLO vehicle defaults on its payment obligations or fails to perform as we expect or if the market price fluctuates significantly in such illiquid investments.

Up to 30% of our portfolio may consist of equity and junior debt investments in CLO vehicles, which involves a number of significant risks. CLO vehicles that we invest in are typically very highly levered, and therefore, the junior debt and equity tranches that we invest in are subject to a higher degree of risk of total loss. As of December 31, 2018, the CLO vehicles in which we were invested had average leverage of 10.4 times and ranged from approximately 6.8 times to 13.3 times levered. In particular, investors in CLO vehicles indirectly bear risks of the underlying debt investments held by such CLO vehicles. We will generally have the right to receive payments only from the CLO vehicles, and will generally not have direct rights against the underlying borrowers or the entity that sponsored the CLO vehicle. While the CLO vehicles we have and continue to target generally enable the investor to acquire interests in a pool of leveraged corporate loans without the expenses associated with directly holding the same investments, we will generally pay a proportionate share of the CLO vehicles’ administrative and other expenses. Although it is difficult to predict whether the prices of indices and securities underlying CLO vehicles will rise or fall, these prices (and, therefore, the prices of the CLO vehicles) will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally. The failure by a CLO vehicle in which we invest to satisfy certain financial covenants, specifically those with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event that a CLO vehicle failed those tests, holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting CLO vehicle or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.

The interests we intend to acquire in CLO vehicles will likely be thinly traded or have only a limited trading market. CLO vehicles are typically privately offered and sold, even in the secondary market. As a result, investments in CLO vehicles may be characterized as illiquid securities. In addition to the general risks associated with investing in debt securities, CLO vehicles carry additional risks, including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the fact that our investments in CLO tranches will likely be subordinate to other senior classes of note tranches thereof; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLO vehicle or unexpected investment results. Our net asset value may also decline over time if our principal recovery with respect to CLO equity investments is less than the price we paid for those investments

Investments in structured vehicles, including equity and junior debt instruments issued by CLO vehicles, involve risks, including credit risk and market risk. Changes in interest rates and credit quality may cause significant price fluctuations. Additionally, changes in the underlying leveraged corporate loans held by a CLO vehicle may cause payments on the instruments we hold to be reduced, either temporarily or permanently.

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

•      loss of a major funding source; or

•      departures of key personnel.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business. Refer to “Risks relating to our business and structure — Our business and operation could be negatively affected if we become subject to any additional securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of our investment strategy and impact our stock price.”

Our shares of common stock have traded at a discount from net asset value and may do so in the future.

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. Our common stock traded below our net asset value per share during some periods from 2010 through 2018. Our common stock could trade at a discount to net asset value at any time in the future. The possibility that our shares of common stock may trade at a discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted. Our net asset value may also decline over time if our principal recovery with respect to CLO equity investments is less than the price that we paid for those investments.

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

Delays in the government budget process or a government shutdown may adversely affect our operations and may prevent us from conducting a securities offering.

Each year, the U.S. Congress must pass all spending bills in the federal budget. If any such spending bill is not timely passed, a government shutdown will close many federally run operations, which includes those of the SEC, and halt work for federal employees unless they are considered essential or such work is separately funded by industry. If a government shutdown were to occur, and the SEC were to remain closed for a prolonged period of time, we may not be able to conduct a securities offering. Our ability to raise additional capital through the sale of securities could be materially affected by any prolonged government shutdown.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 8 Sound Shore Drive, Suite 255, Greenwich, Connecticut, where we occupy our office space pursuant to our Administration Agreement with Oxford Funds. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “OXSQ.” The last reported sale price for our common stock on the NASDAQ Global Select Market on February 27, 2019 was $7.03 per share. As of February 27, 2019, we had 157 stockholders of record.

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

For the year ended December 31, 2018, management estimated that a tax return of capital occurred of approximately $0.07 per share. A written statement identifying the nature of these distributions for tax reporting purposes for the year was posted on our website. The final determination of the nature of distribution can only be made upon the filing of our tax return. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of RIC tax treatment. We cannot assure stockholders that they will receive any distributions.

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

Recent Sales of Unregistered Securities

We did not engage in unregistered sales of equity securities during the year ended December 31, 2018, and we did not issue shares of common stock under our distribution reinvestment plan. During the year ended December 31, 2018, as part of our distribution reinvestment plan for our common stockholders, our distribution reinvestment administrator purchased 128,075 shares of our common stock for $0.8 million in the open market to satisfy the reinvestment portion of our distribution.

Issuer Purchases of Equity Securities

On February 5, 2018, the Board authorized a program for the purpose of repurchasing up to $25.0 million worth of our common stock. Under that repurchase program, we were authorized, but not obligated, to repurchase outstanding common stock in the open market from time to time through December 31, 2018, provided that repurchases comply with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Further, any repurchases were to be conducted in accordance with the 1940 Act. During the year ended December 31, 2018, under that repurchase program, we repurchased 3,828,450 shares of outstanding common stock for approximately $25.0 million, while complying with the prohibitions under the Company’s Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. This represents a discount of approximately 1.1% of the net asset value per share as of December 31, 2018. In addition, repurchases were conducted in accordance with the 1940 Act.

The following table discloses on a monthly basis for the year ended December 31, 2018, the total number of shares repurchased (including the total number of shares repurchased under this program), the weighted average price paid per share, and the maximum number of shares (or approximate dollar value) of shares that may yet be repurchased under the program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
January 1, 2018 – January 31, 2018	—	$—	—	$—
February 1, 2018 – February 28, 2018	336,921	$5.66	336,921	$23.1 million
March 1, 2018 – March 31, 2018	653,339	$6.18	990,260	$19.1 million
April 1, 2018 – April 30, 2018	100,456	$6.14	1,090,716	$18.5 million
May 1, 2018 – May 31, 2018	540,031	$6.76	1,630,747	$14.8 million
June 1, 2018 – June 30, 2018	441,053	$6.95	2,071,800	$11.7 million
July 1, 2018 – July 31, 2018	152,437	$6.98	2,224,237	$10.7 million
August 1, 2018 – August 31, 2018	108,906	$6.98	2,333,143	$9.9 million
September 1, 2018 – September 30, 2018	—	$—	2,333,143	$9.9 million
October 1, 2018 – October 31, 2018	696,450	$6.57	3,029,593	$5.3 million
November 1, 2018 – November 30, 2018	690,800	$6.65	3,720,393	$0.7 million
December 1, 2018 – December 31, 2018	108,057	$6.71	3,828,450	$—

Performance Graph

This graph compares the cumulative stockholder return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Financial 100, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period from December 31, 2013 through December 31, 2018. The graph assumes that, on December 31, 2013, a person invested $100 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Financial 100, which includes the 100 largest domestic and international financial organizations listed on the NASDAQ Stock Market based on market capitalization. The NASDAQ Financial 100 contains banks and savings institutions and related holding companies, insurance companies, broker-dealers, investment companies and financial services organizations.

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

Item 6. Selected Financial and Other Data

The following selected financial data for the years ended December 31, 2018, 2017, 2016, 2015, and 2014 is derived from our consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Other data included below is unaudited. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

($ in millions, except share data)	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Total Investment Income	$56.3	$61.4	$69.3	$87.5	$117.3
Total Expenses	$22.8	$30.7	$42.5	$47.8	$48.7
Net Investment Income	$33.5	$30.7	$26.8	$39.6	$68.6
Net (Decrease) Increase in Net Assets Resulting from Operations	$(9.2)	$43.6	$110.4	$(66.1)	$(3.3)
Per Share Data:
Net Increase in Net Assets Resulting from Net Investment Income per common share (Basic)	$0.67	$0.60	$0.52	$0.66	$1.17
Net Increase in Net Assets Resulting from Net Investment Income per common share (Diluted)(1)	$0.67	$0.60	$0.52	$0.66	$1.10
Net (Decrease) Increase in Net Assets Resulting from Operations per common share (Basic)	$(0.19)	$0.85	$2.13	$(1.11)	$(0.06)
Net (Decrease) Increase in Net Assets Resulting from Operations per common share (Diluted)(1)	$(0.19)	$0.83	$1.90	$(1.11)	$(0.06)
Distributions Declared per Share	$0.80	$0.80	$1.16	$1.14	$1.16
Balance Sheet Data:
Total Assets	$467.1	$454.1	$612.5	$718.3	$1,037.0
Total Long Term Debt	$148.2	$62.3	$220.0	$347.7	$495.4
Total Net Assets	$314.7	$388.4	$386.0	$360.9	$520.8
Other Data:
Number of Portfolio Companies at Period End	50	51	60	72	77
Purchases of Securities	$244.6	$208.8	$171.6	$234.8	$556.7
Loan Repayments	$131.5	$189.2	$115.2	$224.2	$311.9
Proceeds from Sales of Securities	$25.9	$171.4	$176.8	$196.2	$127.5
Reductions to CLO Equity Cost Value	$18.8 (5)	$37.1 (6)	$34.2 (7)	$41.6 (8)	—
Total Return Based on Market Value(2)	26.95%	(2.01)%	33.29%	(4.35)%	(17.22)%
Total Return Based on Net Asset Value(3)	(1.99)%	11.33%	35.31%	(12.73)%	(0.51)%
Weighted Average Yield on Debt Investments at Period End(4)	9.7%	9.7%	8.3%	7.1%	7.8%

____________

(1)  Due to the anti-dilutive effect on the computation of net increase in net assets resulting from net investment income (diluted) per share for the years ended December 31, 2017, 2016 and 2015, and net increase (decrease) in net assets resulting from operations (diluted) per share for the year ended December 31, 2015, the adjustments for interest and deferred issuance costs on the 7.50% Senior Convertible Notes due 2017 (the “Convertible Notes”) and the related impact on the Base Fees and net investment income incentive fees, as well as weighted average common shares outstanding adjustments for the dilutive effect of the Convertible Notes, were excluded from the respective period’s diluted earnings per share computation.

(2)  Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value per share, assuming distribution reinvestment at prices obtained under our distribution reinvestment plan, excluding any discounts.

(3)  Total return based on net asset value equals the increase or decrease of ending net asset value over beginning net asset value, plus distributions, divided by the beginning net asset value.

(4)  Weighted average yield calculation includes the impact of any loans on non-accrual status as of the year end.

(5)  Reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $46.6 million and the effective yield interest income of approximately $27.8 million.

(6)  Reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $70.4 million and the effective yield interest income of approximately $33.3 million.

(7)  Reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $66.7 million and the effective yield interest income of approximately $32.5 million.

(8)  Reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $76.5 million and the effective yield interest income of approximately $34.9 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about OXSQ Capital Corp, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including statements as to:

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

Our investment activities are managed by Oxford Square Management, LLC (“Oxford Square Management”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. Oxford Square Management is owned by Oxford Funds, LLC (“Oxford Funds”), its managing member, and Charles M. Royce, a member of our Board of Directors who holds a minority, non-controlling interest in Oxford Square Management. Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President and Chief Operating Officer, are the controlling members of Oxford Funds. Under an investment advisory agreement (the “Investment Advisory Agreement”), we have agreed to pay Oxford Square Management an annual base management fee calculated on gross assets, and an incentive fee based upon our performance. Under an amended and restated administration agreement (the “Administration Agreement”), we have agreed to pay or reimburse Oxford Funds, as administrator, for certain expenses incurred in operating OXSQ. Our executive officers and directors, and the executive officers of Oxford Square Management and Oxford Funds, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders.

Our consolidated operations include the activities of our wholly-owned subsidiaries, TICC CLO 2012-1 LLC (“2012 Securitization Issuer” or “TICC CLO 2012-1”) and Oxford Square Funding, LLC (“OXSQ Funding”), for the periods during which they were held. These subsidiaries were formed for the purpose of enabling the Company to obtain debt financing and are operated solely for the investment activities of the Company, and the Company had substantial equity at risk. OXSQ Funding was formed on June 21, 2018, for the purpose of entering into a credit and security agreement with Citibank, N.A. (the “Facility”). TICC CLO 2012-1 was formed on October 23, 2012 for the purpose of investing in leveraged loans. The Company served as collateral manager to TICC CLO 2012-1 and held all subordinated notes issued by TICC CLO 2012-1. During the third quarter of 2017, TICC CLO 2012-1 repaid the remaining secured notes. During the quarter ended December 31, 2017, the Company, as collateral manager of TICC CLO 2012-1, dissolved TICC CLO 2012-1 pursuant to Delaware law by filing a certificate of cancellation with the Secretary of State in Delaware.

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant. We invest in both fixed and variable interest rate structures. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of December 31, 2018, our debt investments had stated interest rates of between 5.89% and 13.04% and maturity dates of between 29 and 151 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 9.7%.

The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average yield was computed using the effective interest rates as of December 31, 2018, including accretion of original issue discount (“OID”). There can be no assurance that the weighted average yield will remain at its current level.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $445.0 million and $418.4 million as of December 31, 2018 and December 31, 2017, respectively. The increase in the value of investments during the year ended December 31, 2018 was due primarily to purchases of investments of approximately $244.6 million, partially offset by debt repayments and sales of securities totaling approximately $157.5 million and net change in unrealized depreciation on our investment portfolio of approximately $39.3 million (which incorporates reductions to CLO equity cost value of $18.8 million). Refer to the table below, which reconciles the investment portfolio for the year ended December 31, 2018 and the year ended December 31, 2017.

A reconciliation of the investment portfolio for the years ended December 31, 2018 and 2017 follows:

($ in millions)	December 31, 2018	December 31, 2017
Beginning investment portfolio	$418.4	$589.9
Portfolio investments acquired	244.6	208.8
Debt repayments	(131.5)	(189.2)
Sales of securities	(25.9)	(171.4)
Reductions to CLO equity cost value(1)	(18.8)	(37.1)
Payment in kind(2)	0.3	0.2
Accretion of discounts on investments	0.6	1.2
Net change in unrealized appreciation	(39.3)	23.0
Net realized loss on investments	(3.4)	(7.0)
Ending investment portfolio	$445.0	$418.4

____________

(1)  For the year ended December 31, 2018, reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, for the year ended December 31, 2018, of approximately $46.6 million and the effective yield interest income of approximately $27.8 million. For the year ended December 31, 2017, reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, for the year ended December 31, 2017, of approximately $70.4 million and the effective yield interest income of approximately $33.3 million.

(2)  Includes rounding adjustment to reconcile ending investment portfolio as of December 31, 2017.

During the year ended December 31, 2018, we purchased approximately $244.6 million in portfolio investments, including additional investments of approximately $90.3 million in existing portfolio companies and approximately $154.3 million in new portfolio companies. For the year ended December 31, 2017, we purchased approximately $208.8 million in portfolio investments, including additional investments of approximately $62.6 million in existing portfolio companies and approximately $146.2 million in new portfolio companies.

In certain instances, we receive payments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

For the years ended December 31, 2018 and December 31, 2017, we had approximately $131.5 million and approximately $189.2 million, respectively, of loan principal repayments. The ten most significant repayments during the year ended December 31, 2018 were as follows ($ in millions):

Portfolio Company	2018 Repayments
Intralinks, Inc.	$21.8
Birch Communications, Inc.	21.2
Global Tel Link Corp	20.0
Jackson Hewitt Tax Service, Inc.	19.6
Aricent Technologies, Inc.	14.0
Polycom, Inc.	13.0
Help/Systems Holdings, Inc.	10.0
Merrill Communications, LLC	6.5
Unitek Global Services, Inc.	3.5
Premiere Global Services, Inc.	0.8
Net all other	1.1
Total repayments	$131.5

Portfolio activity also reflects sales of securities in the amounts of approximately $25.9 million and approximately $171.4 million for the years ended December 31, 2018 and 2017, respectively. The most significant sales during the year ended December 31, 2018 were as follows ($ in millions):

Portfolio Company	2018 Sales
Access CIG, LLC	$8.8
Jamestown CLO V Ltd.	6.6
Venture XXIV CLO, Ltd.	3.5
Symphony CLO XVIII, Ltd.	3.2
Venture XIV, Ltd.	1.5
Catamaran CLO 2012-1 Ltd.	1.3
Steele Creek CLO 2014-1, Ltd.	0.7
Ares XXVI CLO Ltd.	0.2
Mountain Hawk III CLO, Ltd.	0.1
Net all other(1)	0.0
Total sales	$25.9

____________

(1)  On a rounded basis, net all other sales represents less than $0.1 million.

As of December 31, 2018, we had investments in debt securities of, or loans to, 22 portfolio companies, with a fair value of approximately $283.7 million, and equity investments of approximately $161.3 million. Our debt investments included approximately $0.3 million in PIK interest, which, as described in “— Overview” above, is added to the carrying value of our investments, reduced by repayments of principal.

As of December 31, 2017, we had investments in debt securities of, or loans to, 21 portfolio companies, with a fair value of approximately $247.7 million, and equity investments of approximately $170.7 million. Our debt investments included approximately $0.2 million in accrued PIK interest, which, as described in “— Overview” above, is added to the carrying value of our investments, reduced by repayments of principal.

The following table indicates the quarterly portfolio investment activity for the years ended December 31, 2018 and 2017:

($ in millions)	Purchases of Securities	Debt Repayments	Reductions to CLO Equity Cost(1)	Sales of Securities
Quarter ended
December 31, 2018	$39.2	$38.9	$7.9	$10.5
September 30, 2018	91.8	24.1	1.2	12.1
June 30, 2018	88.8	43.7	5.8	0.2
March 31, 2018	24.7	24.9	3.9	3.1
Total(2)	$244.6	$131.5	$18.8	$25.9

December 31, 2017	$40.7	$30.2	$5.7	$17.3
September 30, 2017	31.2	50.3	3.2	12.5
June 30, 2017	89.3	57.1	16.1	60.4
March 31, 2017	47.6	51.6	12.1	81.2
Total	$208.8	$189.2	$37.1	$171.4

____________

(1)  Represents reductions to CLO equity cost value (representing distributions received, or entitled to be received, in excess of effective yield interest income).

(2)  Totals may not sum due to rounding.

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2018 and 2017:

	2018		2017
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$282.7	63.5%	$242.2	57.9%
Subordinated Debt	—	—%	0.8	0.2%
CLO Debt	0.9	0.2%	4.7	1.1%
CLO Equity	146.8	33.0%	156.0	37.3%
Equity and Other Investments	14.5	3.3%	14.7	3.5%
Total(1)	$445.0	100.0%	$418.4	100.0%

____________

(1)  Totals may not sum due to rounding.

Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2018, we held qualifying assets that represented 68.3% of the total assets. No additional non-qualifying assets were acquired during the periods when qualifying assets were less than 70% of the total assets.

The following table shows our portfolio of investments by industry at fair value, in millions, as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	($ in millions)		($ in millions)
Structured finance(1)	$147.8	33.2%	$160.7	38.4%
Business services	85.5	19.2%	67.5	16.1%
Software	59.0	13.3%	24.8	5.9%
Healthcare	46.9	10.5%	13.0	3.1%
Telecommunication services	19.4	4.4%	51.2	12.3%
Financial intermediaries	16.8	3.8%	16.9	4.0%
Diversified insurance	14.7	3.3%	15.2	3.6%
IT consulting	14.5	3.2%	18.1	4.3%
Logistics	13.0	2.9%	10.4	2.5%
Utilities	12.3	2.8%	—	—%
Aerospace and defense	5.3	1.2%	5.4	1.3%
Education	4.9	1.1%	4.5	1.1%
Printing and publishing	4.8	1.1%	11.4	2.8%
Consumer services	—	—%	19.3	4.6%
Total(2)	$445.0	100.0%	$418.4	100.0%

____________

(1)  Reflects our debt and equity investments in CLOs as of December 31, 2018 and December 31, 2017, respectively.

(2)  Totals may not sum due to rounding.

The following tables present the top ten industries (based upon Moody’s industry classifications) of the aggregate holdings of the CLOs included in our portfolio, based on par value, as of December 31, 2018 and December 31, 2017.

Top Ten Industries	December 31, 2018	December 31, 2017
High Tech Industries	8.9%	7.4%
Healthcare & Pharmaceuticals	8.4%	9.0%
Banking, Finance, Insurance & Real Estate	8.3%	7.7%
Business Services	8.2%	8.3%
Telecommunications	5.8%	5.3%
Hotel, Gaming, and Leisure	5.7%	5.6%
Retail	4.7%	5.5%
Beverage, Food & Tobacco	4.2%	4.0%
Automotive	3.8%	—%
Chemicals, Plastics, and Rubber	3.7%	3.6%
Media: Broadcasting and Subscription	3.4%	3.9%
Total	65.1%	60.3%

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. Equity securities are not graded. As of December 31, 2018 and 2017 our portfolio had a weighted average grade of 2.1 and 2.2, respectively, based upon the fair value of the debt investments in the portfolio.

At December 31, 2018 and 2017, our debt investment portfolio was graded as follows:

($ in millions)		December 31, 2018
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	260.8	87.8%	253.6	89.4%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	36.2	12.2%	30.0	10.6%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	—	—%	—	—%
	Total(1)	$297.0	100.0%	$283.7	100.0%

($ in millions)		December 31, 2017
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	203.4	80.3%	200.2	80.8%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	49.9	19.7%	47.5	19.2%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	—	—%	—	—%
		$253.3	100.0%	$247.7	100.0%

____________

(1)  Totals may not sum due to rounding.

We expect that a portion of our investments will be in the Grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in Grade 3, 4 or 5 may fluctuate from year to year.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the years ended December 31, 2018, 2017 and 2016.

Investment Income

The following tables set forth the components of investment income for the years ended December 31, 2018, 2017 and 2016:

	December 31, 2018	December 31, 2017	December 31, 2016
Interest Income
Stated interest income	$24,403,191	$23,640,789	$33,154,526
Original issue discount and market discount income	613,073	1,003,086	1,158,401
Payment-in-kind income	290,600	233,067	214,389
Discount income derived from unscheduled remittances at par	148,599	67,214	20,574
Total interest income	25,455,463	24,944,156	34,547,890
Income from securitization vehicles and investments	27,837,032	33,274,392	32,503,279

Other income
Fee letters	664,061	1,368,132	1,352,396
Loan prepayment and bond call fees	1,130,741	719,012	358,381
All other fees	1,189,971	1,111,325	518,100
Total other income	2,984,773	3,198,469	2,228,877
Total investment income	$56,277,268	$61,417,017	$69,280,046

Total investment income for the year ended December 31, 2018 decreased by approximately $5.1 million compared to December 31, 2017. This decrease was largely the result of a decline in total income from securitization vehicles and investments of approximately $5.4 million during 2018 largely as a result of a lower average cost basis and decreased weighted average effective yield on our equity investments in CLOs. Additionally, other income declined by approximately $0.2 million which is due to lower income from fee letters.

The total principal outstanding on income producing debt investments as of December 31, 2018 and December 31, 2017 was approximately $297.0 million and $253.3 million, respectively. As of December 31, 2018, our debt investments had stated interest rates of between 5.89% and 13.04% and maturity dates of between 29 and 151 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 9.7%, consistent with the weighted average yield as of December 31, 2017.

The total principal outstanding on our investments in CLOs as of December 31, 2018 and December 31, 2017 was approximately $269.4 million and $304.5 million, respectively. The weighted average yield on CLO equity investments as of December 31, 2018 was approximately 15.6%, which is approximately equal to the weighted average yield as of December 31, 2017.

Total investment income for the year ended December 31, 2017 decreased by approximately $7.9 million compared to December 31, 2016. The decrease was comprised of a decrease in total interest income of approximately $9.6 million, partially offset by increases of income from securization vehicles and investments of approximately $0.8 million and total other income of approximately $1.0 million. The reduction of total interest income resulted largely from a smaller debt portfolio due to loan sale activity to fund the repayments of the TICC CLO 2012-1 and the maturity of the Convertible Notes. The total principal outstanding on income producing debt investments as of December 31, 2017 and December 31, 2016 was approximately $253.3 million and $395.5 million, respectively.

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

Operating Expenses

The following tables set forth the components of operating expenses for the years ended December 31, 2018, 2017 and 2016:

	December 31, 2018	December 31, 2017	December 31, 2016
Interest expense	$7,181,009	$12,898,815	$17,202,851
Base management fees	7,309,435	8,140,010	11,292,395
Professional fees	1,227,296	2,799,113	6,393,812
Compensation expense	907,995	901,472	837,343
Director’s Fees	441,501	584,580	642,000
Insurance	247,178	256,956	159,573
Transfer agent and custodian fees	227,381	244,115	316,577
General and administrative	644,104	1,014,580	2,861,803
Net investment income incentive fees	4,585,151	3,850,646	2,795,399
Total operating expenses	$22,771,050	$30,690,287	$42,501,753

Total operating expenses for the year ended December 31, 2018 decreased by approximately $7.9 million compared to the year ended December 31, 2017. The decrease in 2018 is attributable primarily to lower interest expense, professional fees, base management fees, and general and administrative expenses offset by higher net investment income incentive fees. Total operating expenses for the year ended December 31, 2017 decreased by approximately $11.8 million compared to the year ended December 31, 2016. The decrease in 2017 is attributable primarily to lower interest expense, professional fees, base management fees, and general and administrative expenses offset by higher net investment income incentive fees.

Interest expense decreased by approximately $5.7 million in 2018 and $4.3 million in 2017 compared to each prior year. The decrease in 2018 and 2017 are primary attributable to the decrease in outstanding debt as compared to the prior years. TICC CLO 2012-1 was repaid in the third quarter of 2017 and the Convertible Notes matured in the fourth quarter of 2017. Voluntary partial repayment of the TICC CLO 2012-1 class A-1 notes occurred in 2017 and 2016 and we partially repurchased outstanding shares of the Convertible Notes in the fourth quarter of 2016. The aggregate accrued interest which remained payable as of December 31, 2018, 2017 and 2016 was approximately $0.5 million, $11.6 thousand and $1.7 million, respectively.

The base management fee decreased approximately $0.8 million in 2018 and approximately $3.2 million in 2017 compared to each prior year. The base management fees which remained payable to Oxford Square Management as of December 31, 2018, 2017 and 2016 was approximately $2.1 million, $1.7 million and $2.5 million, respectively.

Professional fees, consisting of legal, valuation, compliance, audit and tax fees, decreased approximately $1.6 million in 2018 and approximately $3.6 million in 2017 compared to each prior year. These changes were largely due to the engagement of legal and financial advisors to the Company’s Special Committee of the Board of Directors in 2016.

Compensation expense reflects the allocation of compensation expenses for the services of our Chief Financial Officer, accounting personnel, and other administrative support staff. The increases in 2018 and 2017 were largely the result of staffing changes during those periods. As of December 31, 2018, 2017 and 2016, no compensation expenses remained payable for each respective date.

General and administrative expenses consist primarily of listing fees, office supplies, facilities costs and other miscellaneous expenses, decreased by approximately $0.4 million in 2018 and approximately $1.8 million in 2017 primarily as the result of lower proxy related costs incurred (such costs include fees for mailing, filing, processing, tabulation, and solicitation). Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

The net investment income incentive fee is calculated and payable quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter exceeds (y) the “Preferred Return Amount” for the calendar quarter (refer to “Note 7. Related Party Transactions” in the notes to our consolidated financial statements). For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement with Oxford Funds, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee).

The capital gains incentive fee expense, as reported under GAAP, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the years ended December 31, 2018, 2017 and 2016, no accrual was required as a result of the impact of accumulated net unrealized depreciation and net realized losses on our portfolio.

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

Realized and Unrealized Gains/Losses on Investments

For the year ended December 31, 2018, we recognized net realized losses on investments of approximately $3.4 million, which primarily represents the losses from the sale of several CLO equity investments.

For the year ended December 31, 2018, our net change in unrealized depreciation was approximately $39.3 million, composed of approximately $1.3 million in gross unrealized appreciation, approximately $49.7 million in gross unrealized depreciation and approximately $9.1 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $18.8 million as a result of reductions to the cost value of our CLO equity investments under the effective yield accounting methodology, whereby the cost value of the respective investments are reduced by the excess of actual cash received and record date distributions to be received over the calculated income using the effective yield method.

The ten most significant components of the net change in unrealized appreciation and depreciation during the year ended December 31, 2018 were as follows ($ in millions):

Portfolio Company	Changes in unrealized appreciation (depreciation)
Catamaran CLO 2012-1 Ltd.	$5.0
Ares XXVI CLO Ltd.	2.0
Jamestown CLO V Ltd.	2.0
Telos CLO 2013-3, Ltd.	(2.7)
Telos CLO 2014-5, Ltd.	(2.7)
AMMC CLO XII, Ltd.	(3.0)
Vibrant CLO V, Ltd.	(3.2)
Cedar Funding II CLO, Ltd.	(4.2)
Premiere Global Services, Inc.	(4.3)
Sound Point CLO XVI, Ltd.	(4.8)
Net all other	(23.4)
Total	$(39.3)

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

The ten most significant components of the net change in unrealized appreciation and depreciation during the year ended December 31, 2017 were as follows ($ in millions):

Portfolio Company	Changes in unrealized appreciation (depreciation)
SourceHOV, LLC	$6.2
Marea CLO, Ltd.	3.9
Unitek Global Services, Inc.	3.6
Shackleton 2013-IV CLO, Ltd.	3.5
Mountain Hawk III CLO, Ltd.	3.4
Benefit Street Partners CLO II, Ltd.	2.8
Aricent Technologies, Inc.	2.2
Ares XXIX CLO, Ltd.	1.5
KVK CLO 2013-2, Ltd.	(1.8)
Electric Lightwave Holdings, Inc. (f/k/a “Integra Telecom Holdings, Inc.”)	(2.4)
Net all other	0.1
Total	$23.0

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

Realized loss on extinguishment of debt

On September 21, 2018, we repaid approximately $7.5 million of principal outstanding under the Credit Facility. We recognized a net extinguishment loss of approximately $15,000, which consisted of unamortized deferred debt issuance costs. On December 21, 2018, approximately $39.3 million of principal outstanding under the Credit Facility was repaid by the Company. The Company recognized a net extinguishment loss of approximately $46,000, which consisted of unamortized deferred debt issuance costs. These costs are recorded within realized losses on extinguishment of debt in the consolidated statements of operations.

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

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the year ended December 31, 2018 was approximately $33.5 million, compared to $30.7 million and $26.8 million for the years ended December 31, 2017 and December 31, 2016, respectively. The changes were largely the result of lower total expenses and lower total investment income, as discussed above.

For the year ended December 31, 2018, the net increase in net assets resulting from net investment income per common share was $0.67 (basic and diluted), compared to $0.60 per share (basic and diluted) for the year ended December 31, 2017 and $0.52 per share (basic and diluted) for the year ended December 31, 2016, based on the weighted average common shares outstanding for the respective period. Due to the anti-dilutive effect on the computation of diluted earnings per share for the years ended December 31, 2017 and December 31, 2016, adjustments for interest and deferred issuance costs on the Convertible Notes, and the related impact on the base management fees and net investment income incentive fees as well as share adjustments for dilutive effect of the Convertible Notes were excluded from the respective period’s diluted earnings per share computation, where applicable.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net decrease in net assets resulting from operations for the year ended December 31, 2018 was approximately $9.2 million, compared to a net increase of $43.6 million for year ended December 31, 2017 and a net increase of $110.4 million for year ended December 31, 2016. These changes were largely due to a net change in unrealized appreciation/depreciation as discussed above.

For the year ended December 31, 2018, the net decrease in net assets resulting from operations per common share was $0.19 (basic and diluted), compared to a net increase in net assets per common share of $0.85 (basic) and a net increase of $0.83 (diluted) for the year ended December 31, 2017 and $2.13 (basic) and $1.90 (diluted) for the year ended December 31, 2016, based on the weighted average common shares outstanding for the respective period.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2018, cash, cash equivalents and restricted cash decreased from approximately $30.0 million at the beginning of the period to approximately $17.1 million at the end of the period. Net cash used in operating activities for the year ended December 31, 2018, consisting primarily of the items described in “— Results of Operations,” was approximately $33.9 million, largely reflecting purchases of new investments of approximately $244.6 million, partially offset by repayments of principal of approximately $131.5 million and proceeds from the sale of investments of approximately $25.9 million. During the year ended December 31, 2018, net cash provided by financing activities was approximately $21.0 million, reflecting the net proceeds from the Credit Facility of approximately $85.7 million, partially offset by the payment of distributions of approximately $39.5 million.

Contractual Obligations

We have certain obligations with respect to the investment advisory and administration services we receive. Refer to “— Overview”. We incurred approximately $7.3 million for base management fees, approximately $4.6 million for net investment income incentive fees, and approximately $1.8 million for administrative services for the year ended December 31, 2018. Refer to “Note 7. Related Party Transactions” in the notes to our consolidated financial statements.

A summary of our significant contractual payment obligations is as follows as of December 31, 2018. Refer to “Note 5. Borrowings” in the notes to our consolidated financial statements.

		Payments Due by Period
Contractual obligations (in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
Credit Facility	$85,679	$—	$85,679	$—	$—
6.50% Unsecured Notes	64,370	—	—	—	64,370
	$150,049	$—	$85,679	$—	$64,370

Off-Balance Sheet Arrangements

As of December 31, 2018, the Company did not have any commitments to purchase additional debt investments.

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

On February 5, 2018, the Board authorized a program for the purpose of repurchasing up to $25.0 million worth of our common stock. Under that repurchase program, we were authorized, but not obligated, to repurchase outstanding common stock in the open market from time to time through December 31, 2018, provided that repurchases comply with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Further, any repurchases were to be conducted in accordance with the 1940 Act. During the year ended December 31, 2018, under that repurchase program, we repurchased 3,828,450 shares of outstanding common stock for approximately $25.0 million, while complying with the prohibitions under the Company’s Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. This represents a discount of approximately 1.1% of the net asset value per share as of December 31, 2018. In addition, repurchases were conducted in accordance with the 1940 Act.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% effective April 6, 2019) immediately after such borrowing. As of December 31, 2018, the Company’s asset coverage for borrowed amounts was approximately 309%.

On March 23, 2018, the SBCAA was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances. On April 6, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, the Company’s asset coverage requirements for senior securities will be changed from 200% to 150%, effective as of April 6, 2019.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of December 31, 2018 and December 31, 2017. The fair value of the 6.50% Unsecured Notes is based upon the closing price on the last day of the period. The 6.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol OXSQL as of December 31, 2018). The fair value of the Credit Facility represents the par amount.

	As of
	December 31, 2018			December 31, 2017
($ in thousands)	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Credit Facility	$85,679	$85,523	$85,679	$—	$—	$—
6.50% Unsecured Notes	64,370	62,665	64,370	64,370	62,340	66,546
Total	$150,049	$148,188	$150,049	$64,370	$62,340	$66,546

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of December 31, 2018 were 5.64% and 3.1 years, respectively, and as of December 31, 2017 were 6.50% and 6.2 years, respectively. The aggregate accrued interest which remained payable at December 31, 2018 and 2017, was approximately $12,000 and $1.7 million, respectively.

The table below summarizes the components of interest expense for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total
Credit Facility	$2,618.2	$—	$54.0	$2,672.2
6.50% Unsecured Notes	4,184.1	—	324.7	4,508.8
Total	$6,802.3	$—	$378.7	$7,181.0
	Year Ended December 31, 2017
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO 2012-1 LLC Class A-1 Notes	$623.8	$25.4	$—	$649.2
TICC CLO 2012-1 LLC Class B-1 Notes	600.0	35.3	—	635.3
TICC CLO 2012-1 LLC Class C-1 Notes	878.4	59.4	—	937.8
TICC CLO 2012-1 LLC Class D-1 Notes	939.7	66.9	—	1,006.6
TICC CLO 2012-1 amortization of deferred debt	—	—	91.7	91.7
Convertible Notes	5,908.9	—	425.2	6,334.1
6.50% Unsecured Notes	3,010.2	—	233.9	3,244.1
Total	$11,961.0	$187.0	$750.8	$12,898.8
	Year Ended December 31, 2016
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO 2012-1 LLC Class A-1 Notes	$3,819.8	$176.8	$—	$3,996.6
TICC CLO 2012-1 LLC Class B-1 Notes	852.5	54.4	—	906.9
TICC CLO 2012-1 LLC Class C-1 Notes	1,273.4	91.0	—	1,364.4
TICC CLO 2012-1 LLC Class D-1 Notes	1,376.8	102.3	—	1,479.1
TICC CLO 2012-1 amortization of deferred debt	—	—	316.1	316.1
Convertible Notes	8,526.1	—	613.7	9,139.8
Total	$15,848.6	$424.5	$929.8	$17,202.9

Distributions

In order to qualify for tax treatment as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses to our stockholders on an annual basis.

For the year ended December 31, 2018 management estimated that a tax return of capital occurred of approximately $0.07 per share. For the year ended December 31, 2017 we had a tax return of capital of approximately $0.50 per share. A written statement identifying the nature of these distributions for tax reporting purposes was posted on our website. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure stockholders that they will receive any distributions.

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is taxable ordinary income or capital gains. The final determination of the nature of our distributions can only be made upon the filing of our tax return. We have until October 15, 2019 to file our federal income tax return for the year ended December 31, 2018.

The following table reflects the cash distributions, including distributions reinvested, if any, per share that we have declared on our common stock since the beginning of the 2016 fiscal year:

Date Declared	Record Date	Payment Date	Total Distributions		GAAP Net Investment Income		Distributions in excess of/ (less than) GAAP net investment income
Fiscal 2019
February 22, 2019	March 15, 2019	March 29, 2019	$0.200		$—	(1)	$—	(1)
February 22, 2019	April 23, 2019	April 30, 2019	0.067		—	(1)	—	(1)
February 22, 2019	May 24, 2019	May 31, 2019	0.067		—	(1)	—	(1)
February 22, 2019	June 21, 2019	June 28, 2019	0.067		—	(1)	—	(1)
			$0.401		—		—
Fiscal 2018
October 26, 2018	December 17, 2018	December 31, 2018	$0.20		$0.18		$0.02
July 26, 2018	September 14, 2018	September 28, 2018	0.20		0.18		0.02
April 24, 2018	June 15, 2018	June 29, 2018	0.20		0.15		0.05
February 22, 2018	March 16, 2018	March 30, 2018	0.20		0.17		0.03
Total (2018)			$0.80	(2)	$0.67	(5)	$0.13	(5)

Fiscal 2017
October 27, 2017	December 15, 2017	December 29, 2017	$0.20		$0.15		$0.05
February 27, 2017	September 15, 2017	September 29, 2017	0.20		0.13		0.07
February 27, 2017	June 16, 2017	June 30, 2017	0.20		0.16		0.04
February 27, 2017	March 16, 2017	March 31, 2017	0.20		0.16		0.04
Total (2017)			$0.80	(3)	$0.60		$0.20

Fiscal 2016
October 26, 2016	December 16, 2016	December 30, 2016	$0.29		$0.18		$0.11
July 28, 2016	September 16, 2016	September 30, 2016	0.29		0.13		0.16
April 28, 2016	June 16, 2016	June 30, 2016	0.29		0.13		0.16
February 18, 2016	March 17, 2016	March 31, 2016	0.29		0.08		0.21
Total (2016)			$1.16	(4)	$0.52		$0.64

____________

(1)  We have not yet reported earnings for this period.

(2)  The tax characterization of cash distributions for the year ended December 31, 2018 will not be known until the tax return for such year is finalized. For the year ended December 31, 2018, the amounts and sources of distributions reported are only estimates and are not being provided for U.S. tax reporting purposes. The final determination of the source of all distributions in 2018 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

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

RELATED PARTIES

We have a number of business relationships with affiliated or related parties, including the following:

•      We have entered into the Investment Advisory Agreement with Oxford Square Management. Oxford Square Management is controlled by Oxford Funds, its managing member. In addition to Oxford Funds, Oxford Square Management is owned by Charles M. Royce, a member of our Board of Directors, who holds a minority, non-controlling interest in Oxford Square Management as the non-managing member. Oxford Funds, as the managing member of Oxford Square Management, manages the business and internal affairs of Oxford Square Management. In addition, Oxford Funds provides us with office facilities and administrative services pursuant to the Administration Agreement.

•      Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, at Oxford Bridge Management, LLC, the investment adviser to the Oxford Bridge Funds, and at Oxford Gate Management, LLC, the investment adviser to the Oxford Gate Funds. Oxford Funds is the managing member of both Oxford Bridge Management, LLC and Oxford Gate Management, LLC. In addition, Bruce L. Rubin serves as the Chief Financial Officer and Secretary, and Gerald Cummins serves as the Chief Compliance Officer, respectively, of both Oxford Bridge Management, LLC and Oxford Gate Management, LLC.

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

As a result, certain conflicts of interest may arise with respect to the management of our portfolio by Messrs. Cohen and Rosenthal on the one hand, and the obligations of Messrs. Cohen and Rosenthal to manage Oxford Lane Capital Corp., the Oxford Bridge Funds and the Oxford Gate Funds, respectively, on the other hand.

Oxford Square Management, Oxford Lane Management, LLC, Oxford Bridge Management, LLC and Oxford Gate Management, LLC are subject to a written policy with respect to the allocation of investment opportunities among the Company, Oxford Lane Capital Corp., the Oxford Bridge Funds and the Oxford Gate Funds. Where investments are suitable for more than one entity, the allocation policy generally provides that, depending on size and subject to current and anticipated cash availability, the absolute size of the investment as well as its relative size compared to the total assets of each entity, current and anticipated weighted average costs of capital, among other factors, an investment amount will be determined by the adviser to each entity. If the investment opportunity is sufficient for each entity to receive its investment amount, then each entity receives the investment amount; otherwise, the investment amount is reduced pro rata. On June 14, 2017, the Securities and Exchange Commission issued an order permitting the Company and certain of its affiliates to complete negotiated co-investment transactions in portfolio companies, subject to certain conditions (the “Order”). Subject to satisfaction of certain conditions to the Order, the Company and certain of its affiliates are now permitted, together with any future BDCs, registered closed-end funds and certain private funds, each of whose investment adviser is the Company’s investment adviser or an investment adviser controlling, controlled by, or under common control with the Company’s investment adviser, to co-invest in negotiated investment opportunities where doing so would otherwise be prohibited under the 1940 Act, providing the Company’s stockholders with access to a broader array of investment opportunities. Pursuant to the Order, we are permitted to co-invest in such investment opportunities with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. We consider the attributes of current market conditions on an on-going basis and have determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, almost all of our investments are based upon “Level 3” inputs as of December 31, 2018.

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

Syndicated Loans

In accordance with ASC 820-10, our valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace from which we obtain indicative bid quotes for purposes of determining the fair value of our syndicated loan investments has shown attributes of illiquidity as described by ASC-820-10. During such periods of illiquidity, when we believe that the non-binding indicative bids received from agent banks for certain syndicated investments that we own may not be determinative of their fair value or when no market indicative quote is available, we may engage third-party valuation firms to provide assistance in valuing certain syndicated investments that we own. In addition, Oxford Square Management analyzes each syndicated loan by reviewing the company’s financial statements, covenant compliance and recent trading activity in the security (if known), and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms, if any.

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

Refer to “Note 3. Fair Value” in the notes to our consolidated financial statements for more information on investment valuation and our portfolio of investments.

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

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. We generally restore non-accrual loans to accrual status when past due principal and interest is paid and, in our judgment, is likely to remain current. As of the years ended December 31, 2018 and 2017, we had no investments on non-accrual status.

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

RECENT DEVELOPMENTS

On February 22, 2019, the Board of Directors declared distributions to stockholders as shown below: The Company will pay distributions on a monthly basis beginning April 30, 2019.

Per Share Distribution Amount Declared	Record Dates	Payable Dates
$0.200	March 15, 2019	March 29, 2019
$0.067	April 23, 2019	April 30, 2019
$0.067	May 24, 2019	May 31, 2019
$0.067	June 21, 2019	June 28, 2019

On January 30, 2019, approximately $7.3 million of the principal outstanding under the Credit Facility was repaid by the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2018, all debt investments in our portfolio were at variable rates, representing approximately $297.0 million in principal debt. As of December 31, 2018, all of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2018, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates for our settled investments (considering interest rate floors for floating rate instruments), excluding CLO equity investments. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2017. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2018, and are only adjusted for assumed changes in the underlying base interest rates. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

($ in thousands)	Estimated Percentage change in Investment Income
Up 100 basis points	4.9%
Up 200 basis points	9.8%
Up 300 basis points	14.7%
Down 25 basis points	(1.2)%

Item 8. Consolidated Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2018 based on the criteria in Internal Control — Integrated Framework issued by COSO. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, as stated in its report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Oxford Square Capital Corp.:

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Oxford Square Capital Corp. and its subsidiary (the “Company”) as of December 31, 2018 and December 31, 2017, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under item 15(c) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2018 and December 31, 2017 by correspondence with the custodians and transfer agent. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 28, 2019

We have served as the Company’s auditor since 2003.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2018	December 31, 2017
ASSETS
Non-affiliated/non-control investments (cost: $486,232,755 and $418,990,080, respectively)	$430,496,633	$400,223,439
Affiliated investments (cost: $9,126,017 and $10,528,740, respectively)	14,492,197	18,218,787
Cash and cash equivalents	13,905,059	30,013,842
Restricted cash	3,175,805	—
Interest and distributions receivable	4,682,735	5,085,494
Other assets	392,784	579,694
Total assets	$467,145,213	$454,121,256
LIABILITIES
Notes payable – Credit Facility, net of deferred issuance costs	$85,522,569	$—
Notes payable – 6.50% Unsecured Notes, net of deferred issuance costs	62,664,863	62,340,159
Base management fee and net investment income incentive fee payable to affiliate	3,227,456	2,706,099
Accrued interest payable	488,608	11,621
Accrued expenses	517,470	644,735
Total liabilities	152,420,966	65,702,614
COMMITMENTS AND CONTINGENCIES (Note 9)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized; 47,650,959 and 51,479,409 shares issued and outstanding, respectively	476,509	514,794
Capital in excess of par value	456,970,560	529,297,749
Total distributable earnings / (loss)	(142,722,822)	(141,393,901)
Total net assets	314,724,247	388,418,642
Total liabilities and net assets	$467,145,213	$454,121,256
Net asset value per common share	$6.60	$7.55

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

COMPANY/INVESTMENT(1)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	%of Net Assets
Senior Secured Notes
Aerospace and Defense
Novetta, LLC
first lien senior secured notes, 7.53% (LIBOR + 5.00%), (1.00% floor) due October 16, 2022(4)(5)(6)(16)(21)	$5,528,630	$5,479,773	$5,348,950
Total Aerospace and Defense		$5,479,773	$5,348,950	1.7%

Business Services
Access CIG, Inc.
first lien incremental senior secured notes, 6.46% (LIBOR + 3.75%), (0.00% floor) due February 27, 2025(4)(5)(14)(15)(21)	$496,250	$496,250	$481,055
second lien senior secured notes, 10.46% (LIBOR + 7.75%), (0.00% floor) due February 27, 2026(4)(5)(14)(15)(21)	16,754,000	16,858,239	16,446,899

Convergint Technologies, LLC
second lien senior secured notes, 9.27% (LIBOR + 6.75%), (0.75% floor) due February 2, 2026(4)(5)(16)(21)	1,500,000	1,492,945	1,410,000

Imagine! Print Solutions
second lien senior secured notes, 11.28% (LIBOR + 8.75%), (1.00% floor) due June 21, 2023(4)(5)(16)(21)	15,000,000	14,839,700	13,350,000

OMNIA Partners, Inc.
first lien senior secured notes, 6.55% (LIBOR + 3.75%), (0.00% floor ) due May 23, 2025(4)(5)(14)(15)(21)	5,970,000	5,971,918	5,790,900
second lien senior secured notes, 10.30% (LIBOR + 7.50%), (0.00% floor) due May 22, 2026(4)(5)(14)(15)(21)	14,000,000	13,935,939	13,580,000

Premiere Global Services, Inc.
senior secured notes, 9.09% (LIBOR + 6.50%), (1.00% floor) due December 8, 2021(4)(5)(6)(14)(15)(21)	14,747,634	13,866,831	11,798,107
second lien senior secured notes, 11.92% (LIBOR + 9.50%), (1.00% floor) due June 6, 2022(4)(5)(14)(15)(21)	10,000,000	9,787,854	8,000,000

Verifone Systems, Inc.
first lien senior secured notes, 6.64% (LIBOR + 4.00%), (0.00% floor) due August 20, 2025(4)(5)(6)(15)(21)	7,000,000	6,966,062	6,747,510
second lien senior secured notes, 10.64% (LIBOR + 8.00%), (0.00% floor) due August 20, 2026(4)(5)(15)(21)	8,000,000	7,922,744	7,860,000
Total Business Services		$92,138,482	$85,464,471	27.2%

Diversified Insurance
AmeriLife Group LLC
first lien senior secured notes, 7.27% (LIBOR + 4.75%), (1.00% floor) due July 10, 2022(4)(5)(6)(16)(21)	$14,983,674	$14,891,788	$14,684,001
Total Diversified Insurance		$14,891,788	$14,684,001	4.7%

Education
Edmentum, Inc. (f/k/a Plato, Inc.)
first lien senior secured notes, 7.03% (LIBOR + 4.50%), (1.00% floor) Cash, 4.00% PIK due June 9, 2021(3)(4)(5)(6)(15)	$5,907,089	$5,860,128	$4,902,884
Total Education		$5,860,128	$4,902,884	1.6%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)

December 31, 2018

COMPANY/INVESTMENT(1)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	%of Net Assets
Senior Secured Notes – (continued)
Financial Intermediaries
First American Payment Systems
second lien senior secured notes, 13.04% (LIBOR + 10.50%), (1.00% floor) due July 5, 2024(4)(5)(21)(22)	$1,500,000	$1,463,325	$1,498,125

Lighthouse Network, LLC (f/k/a Harbortouch Payments, LLC)
first lien senior secured notes, 7.03% (LIBOR + 4.50%), (1.00% floor) due November 30, 2024(4)(5)(6)(15)(21)	3,465,000	3,450,119	3,430,350
second lien senior secured notes, 11.03% (LIBOR + 8.50%), (1.00% floor) due November 30, 2025(4)(5)(15)(21)	12,000,000	11,894,617	11,910,000
Total Financial Intermediaries		$16,808,061	$16,838,475	5.4%

Healthcare
Keystone Acquisition Corp.
first lien senior secured notes, 8.05% (LIBOR + 5.25%), (1.00% floor) due May 1, 2024(4)(5)(6)(14)(15)(21)	$7,534,165	$7,500,602	$7,345,811
second lien senior secured notes, 12.05% (LIBOR + 9.25%), (1.00% floor) due May 1, 2025(4)(5)(14)(15)(21)	13,000,000	12,852,264	12,707,500

Viant Medical Holdings, Inc.
first lien senior secured notes, 6.55% (LIBOR + 3.75%), (0.00% floor ) due July 2, 2025(4)(5)(15)(21)	9,975,000	9,975,865	9,812,906
second lien senior secured notes, 10.55% (LIBOR + 7.75%), (0.00% floor) due July 2, 2026(4)(5)(15)(21)	5,000,000	4,953,106	4,850,000

Scribe America, LLC
first lien senior secured notes, 6.88% (LIBOR + 4.50%), (0.00% floor ) due April 3, 2025(4)(5)(16)	12,468,593	12,374,678	12,203,635
Total Healthcare		$47,656,515	$46,919,852	14.9%

Logistics
Capstone Logistics Acquisition, Inc.
first lien senior secured notes, 7.02% (LIBOR + 4.50%), (1.00% floor) due October 7, 2021(4)(5)(6)(16)(21)	$13,221,953	$13,199,885	$12,998,899
Total Logistics		$13,199,885	$12,998,899	4.1%

Printing and Publishing
Merrill Communications, LLC
first lien senior secured notes, 7.78% (LIBOR + 5.25%), (1.00% floor ) due June 01, 2022(4)(5)(6)(15)(21)	$4,860,339	$4,852,862	$4,836,037
Total Printing and Publishing		$4,852,862	$4,836,037	1.5%

Software
ECI Software Solutions, Inc.
first lien senior secured notes, 7.06% (LIBOR + 4.25%), (1.00% floor ) due September 27, 2024(4)(5)(6)(14)(15)(21)	$4,962,312	$4,978,040	$4,863,066
second lien senior secured notes, 10.80% (LIBOR + 8.00%), (1.00% floor) due September 29, 2025(4)(5)(14)(15)(21)	15,000,000	14,907,907	14,737,500

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)

December 31, 2018

COMPANY/INVESTMENT(1)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	%of Net Assets
Senior Secured Notes – (continued)
Software – (continued)
Help/Systems Holdings, Inc.
first lien senior secured notes, 6.27% (LIBOR + 3.75%), (0.00% floor) due March 28, 2025(4)(5)(14)(16)(21)	$3,980,000	$3,988,911	$3,810,850
second lien senior secured notes, 10.27% (LIBOR + 7.75%), (0.00% floor) due March 27, 2026(4)(5)(14)(16)(21)	15,500,000	15,489,645	15,035,000

Quest Software, Inc.
first lien senior secured notes, 6.78% (LIBOR + 4.25%), (0.00% floor ) due May 16, 2025(4)(5)(14)(15)(21)	6,000,000	5,972,430	5,790,000
second lien senior secured notes, 10.78% (LIBOR + 8.25%), (0.00% floor) due May 18, 2026(4)(5)(14)(15)(21)	15,000,000	14,859,667	14,775,000
Total Software		$60,196,600	$59,011,416	18.8%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)

December 31, 2018

COMPANY/INVESTMENT(1)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	%of Net Assets
Senior Secured Notes – (continued)
Telecommunications Services
Global Tel Link Corp.
first lien senior secured notes, 6.96% (LIBOR + 4.25%), (0.00% floor ) due November 29, 2025(4)(5)(6)(14)(15)	$2,982,550	$2,967,952	$2,898,054
second lien senior secured notes, 10.96% (LIBOR + 8.25%), (0.00% floor) due November 29, 2026(4)(5)(14)(15)	17,000,000	16,704,668	16,490,000
Total Telecommunication Services		$19,672,620	$19,388,054	6.2%

Utilities
CRCI Longhorn Holdings, Inc.
first lien senior secured notes, 5.89% (LIBOR + 3.50%), (0.00% floor ) due August 8, 2025(4)(5)(16)(21)	$4,987,500	$4,963,660	$4,750,594
second lien senior secured notes, 9.64% (LIBOR + 7.25%), (0.00% floor) due August 10, 2026(4)(5)(15)(21)	7,650,000	7,677,680	7,592,625
Total Utilities		$12,641,340	$12,343,219	3.9%
Total Senior Secured Notes		$293,398,054	$282,736,258	90.0%

Collateralized Loan Obligation – Debt Investments
Structured Finance
Galaxy XXVIII CLO, Ltd.
CLO secured class F notes, 10.82% (LIBOR + 8.48%), due July 15, 2031(4)(5)(11)(12)(15)	$1,000,000	$927,670	$915,900
Total Structured Finance		$927,670	$915,900	0.3%
Total Collateralized Loan Obligation - Debt Investments		$927,670	$915,900	0.3%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)

December 31, 2018

COMPANY/INVESTMENT(1)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	%of Net Assets
Collateralized Loan Obligation – Equity Investments
Structured Finance
AMMC C LO XI, Ltd.
CLO subordinated notes, estimated yield 16.64% due April 30, 2031(9)(11)(12)(17)	$6,000,000	$3,795,529	$2,880,000

AMMC C LO XII, Ltd.
CLO subordinated notes, estimated yield 14.73% due November 10, 2030(9)(11)(12)(17)	12,921,429	6,936,076	4,005,643

Babson CLO Ltd. 2015-I
CLO subordinated notes, estimated yield 17.61% due January 20, 2031(9)(11)(12)(17)	2,840,000	1,919,418	1,476,800

Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 23.93% due January 18, 2029(9)(11)(12)(17)	9,250,000	5,671,112	5,378,741

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 13.23% due June 09, 2030(9)(11)(12)(17)	18,000,000	13,615,944	9,000,000

Cedar Funding VI C LO, Ltd.
CLO subordinated notes, estimated yield 14.92% due October 20, 2028(9)(11)(12)(17)	7,700,000	7,500,748	5,929,000

CIFC Funding 2014-3, Ltd.
CLO subordinated notes, estimated yield 16.09% due October 22, 2031(9)(11)(12)(17)	10,000,000	6,267,967	4,900,000

Galaxy XXVIII CLO, Ltd.
CLO subordinated notes, estimated yield 14.27% due July 15, 2031(9)(11)(12)(17)	2,000,000	1,007,080	655,141

Hull Street CLO Ltd.
CLO subordinated notes, estimated yield -20.06% due October 18, 2026(9)(11)(12)(17)	5,000,000	1,748,206	600,000

Ivy Hill Middle Market Credit Fund VII, Ltd.
CLO subordinated notes, estimated yield 11.72% due October 20, 2029(9)(11)(12)(17)	10,800,000	9,169,698	6,409,660

KVK CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 8.02% due January 15, 2026(9)(11)(12)(17)	14,200,000	1,515,422	—

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 14.00% due January 22, 2028(9)(11)(12)(17)	5,422,500	5,284,799	5,259,825

Octagon Investment Partners 38, Ltd.
CLO subordinated notes, estimated yield 17.33% due July 20, 2030(9)(11)(12)(17)	5,000,000	4,510,614	4,150,000

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)

December 31, 2018

COMPANY/INVESTMENT(1)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	%of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Regatta XV Funding, Ltd.
CLO subordinated notes, estimated yield 48.27% due October 25, 2026(9)(11)(12)(17)	$3,000,000	$—	$90,000

Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 15.86% due July 25, 2030(9)(11)(12)(14)(17)	45,500,000	43,936,431	39,130,000

Steele Creek CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 24.11% due April 21, 2031(9)(11)(12)(17)	5,000,000	3,561,059	3,597,500

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 11.99% due July 17, 2026(9)(11)(12)(17)	14,447,790	9,345,851	5,201,204

Telos CLO 2013-4, Ltd.
CLO subordinated notes, estimated yield 17.80% due January 17, 2030(9)(11)(12)(17)	11,350,000	7,511,448	5,961,705

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 20.93% due April 1 7, 2028(9)(11)(12)(14)(17)	28,500,000	18,995,759	14,284,910

Venture XIV, Ltd.
CLO subordinated notes, estimated yield 15.18% due August 28, 2029(9)(11)(12)(17)	2,500,000	1,581,371	1,075,000

Venture XVII, Ltd.
CLO subordinated notes, estimated yield 17.68% due April 15, 2027(9)(11)(12)(17)	6,200,000	4,167,706	3,259,209

Venture XX, Ltd.
CLO subordinated notes, estimated yield 19.72% due April 15, 2027(9)(11)(12)(17)	3,000,000	2,236,677	1,770,000

Vibrant CLO V, Ltd.
CLO subordinated notes, estimated yield 15.12% due January 20, 2029(9)(11)(12)(17)	13,475,000	12,009,373	8,219,750

West CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 10.67% due July 18, 2026(9)(11)(12)(17)	9,250,000	6,345,384	3,700,000

Windriver 2012-1 CLO, Ltd.
CLO subordinated notes, estimated yield 4.34% due January 15, 2026(9)(11)(12)(17)	7,500,000	4,588,025	2,355,647

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)

December 31, 2018

COMPANY/INVESTMENT(1)	PRINCIPAL AMOUNT/SHARES	COST	FAIR VALUE(2)	%of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 19.71% due July 15, 2029(9)(11)(12)(17)	10,500,000	8,060,334	6,720,000

CLO Equity Side Letter Related Investments(11)(12)(13)		125,000	834,740
Total Structured Finance		$191,407,031	$146,844,475	46.7%
Total Collateralized Loan Obligation — Equity Investments		$191,407,031	$146,844,475	46.7%

Common Stock
IT Consulting
Unitek Global Services, Inc.
common equity(7)	1,244,188	$684,960	$149,303
Total IT Consulting		$684,960	$149,303	0.0%
Total Common Stock		$684,960	$149,303	0.0%

Preferred Equity
IT Consulting
Unitek Global Services, Inc.
Series A Senior Preferred Equity(7)	3,002,455	$2,762,421	$3,963,240
Series A Preferred Equity(7)	5,706,866	3,677,000	8,217,887
Series A Super Senior Preferred Stock(7)	2,001,636	2,001,636	2,161,767
Total IT Consulting		$8,441,057	$14,342,894	4.6%
Total Preferred Equity		$8,441,057	$14,342,894	4.6%

Other Investments
Software
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)
Earnout payments(7)(18)		500,000	—
Total Software		$500,000	$—	0.0%
Total Other Investments		$500,000	$—	0.0%

Total Investments in Securities(8)		$495,358,772	$444,988,830	141.6%

Cash Equivalents
First American Government Obligations Fund(19)		$13,905,059	$13,905,059
Total Cash Equivalents		$13,905,059	$13,905,059	4.4%
Total Investments in Securities and Cash Equivalents		$509,263,831	$458,893,889	146.0%

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

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)

December 31, 2018

(2)  Fair value is determined in good faith by the Board of Directors of the Company.

(3)  Portfolio includes $5,907,089 of principal amount of debt investments which contain a PIK provision at December 31, 2018.

(4)  Notes bear interest at variable rates.

(5)  Cost value reflects accretion of original issue discount or market discount.

(6)  Cost value reflects repayment of principal.

(7)  Non-income producing at the relevant period end.

(8)  Aggregate gross unrealized appreciation for federal income tax purposes is $11,843,742; aggregate gross unrealized depreciation for federal income tax purposes is $69,559,109. Net unrealized depreciation is $57,715,367 based upon a tax cost basis of $502,704,197.

(9)  Cost value reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO equity investments.

(10) The CLO equity investment was optionally redeemed. Refer to “Note 2. Summary of Significant Accounting Policies.”

(11) Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2018, the Company held qualifying assets that represented 68% of its total assets.

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

(19) Represents cash equivalents held in money market accounts as of December 31, 2018.

(20) The fair value of the investment was determined using significant unobservable inputs. See “Note 3. Fair Value.”

(21) All or a portion of this investment represents collateral under the Credit Facility.

(22) The principal balance outstanding for this debt investment, in whole or in part, is indexed to 60-day LIBOR.

(23) This investment represents our percent ownership in certain equity securities transferred to OXSQ upon the redemption of this investment on October 25, 2018.

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

Global Tel Link Corp.
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

(10) The CLO equity investment was optionally redeemed. Refer to “Note 2. Summary of Significant Accounting Policies.”

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

(20) The fair value of the investment was determined using significant unobservable inputs. Refer to “Note 3. Fair Value.”

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$25,183,547	$24,561,956	$33,649,267
Income from securitization vehicles and investments	27,837,032	33,274,392	32,503,279
Other income	2,984,773	3,198,469	2,228,877
Total investment income from non-affiliated/non-control investments	56,005,352	61,034,817	68,381,423
From affiliated investments:
Interest income – debt investments	271,916	382,200	331,404
Total investment income from affiliated investments	271,916	382,200	331,404
From control investments:
Interest income – debt investments	—	—	567,219
Total investment income from control investments	—	—	567,219
Total investment income	56,277,268	61,417,017	69,280,046
EXPENSES
Interest expense	7,181,009	12,898,815	17,202,851
Base management fees	7,309,435	8,140,010	11,292,395
Professional fees	1,227,296	2,799,113	6,393,812
Compensation expense	907,995	901,472	837,343
Director’s fees	441,501	584,580	642,000
Insurance	247,178	256,956	159,573
Transfer agent and custodian fees	227,381	244,115	316,577
General and administrative	644,104	1,014,580	2,861,803
Total expenses before incentive fees	18,185,899	26,839,641	39,706,354
Net investment income incentive fees	4,585,151	3,850,646	2,795,399
Capital gains incentive fees	—	—	—
Total incentive fees	4,585,151	3,850,646	2,795,399
Total expenses	22,771,050	30,690,287	42,501,753
Net investment income	33,506,218	30,726,730	26,778,293
Net change in unrealized appreciation/depreciation on investments
Non-Affiliate/non-control investments	(36,969,481)	19,478,902	90,159,779
Affiliated investments	(2,323,867)	3,561,269	4,695,861
Control investments	—	—	5,750,000
Total net change in unrealized appreciation/depreciation on investments	(39,293,348)	23,040,171	100,605,640
Net realized (losses) gains
Non-Affiliated/non-control investments	(3,370,732)	(7,007,892)	(11,262,943)
Affiliated investments	5,241	—	—
Control investments	—	—	(3,000,000)
Extinguishment of debt	(60,752)	(3,149,338)	(2,759,227)
Total net realized losses	(3,426,243)	(10,157,230)	(17,022,170)
Net (decrease)/increase in net assets resulting from operations	$(9,213,373)	$43,609,671	$110,361,763

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENT OF OPERATIONS – (continued)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net increase in net assets resulting from net investment income per common share:
Basic and Diluted	$0.67	$0.60	$0.52
Net (decrease)/increase in net assets resulting from operations per common share:
Basic	$(0.19)	$0.85	$2.13
Diluted	$(0.19)	$0.83	$1.90
Weighted average shares of common stock outstanding:
Basic	49,662,157	51,479,409	51,858,313
Diluted	49,662,157	58,349,224	61,773,392

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
(Decrease)/increase in net assets from operations:
Net investment income	$33,506,218	$30,726,730	$26,778,293
Net realized losses	(3,426,243)	(10,157,230)	(17,022,170)
Net change in unrealized appreciation/depreciation on investments	(39,293,348)	23,040,171	100,605,640
Net (decrease)/increase in net assets resulting from operations	(9,213,373)	43,609,671	110,361,763
Distributions to stockholders
Distributions from net investment income	(36,151,218)	(33,752,176)	(54,740,084)
Tax return of capital distributions	(3,329,807)	(7,431,351)	(4,976,030)
Total distributions to stockholders	(39,481,025)	(41,183,527)	(59,716,114)

Capital share transactions:
Repurchase of common stock	(24,999,997)	—	(25,587,862)
Net decrease in net assets from capital share transactions	(24,999,997)	—	(25,587,862)
Total (decrease)/increase in net assets	(73,694,395)	2,426,144	25,057,787
Net assets at beginning of period	388,418,642	385,992,498	360,934,711
Net assets at end of period (including over distributed net investment income of $7,662,702 and $25,072,262 and $43,623,117, respectively)	$314,724,247	$388,418,642	$385,992,498
Capital share activity:
Shares repurchased	(3,828,450)	—	(4,917,026)
Net decrease in capital share activity	(3,828,450)	—	(4,917,026)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(9,213,373)	$43,609,671	$110,361,763)
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Accretion of discounts on investments	(613,073)	(1,003,086)	(1,158,404)
Accretion of discount on notes payable and deferred debt issuance costs	378,705	937,871	638,289
Increase in investments due to PIK	(290,600)	(229,173)	(216,674)
Payment of original discount on TICC CLO 2012-1 LLC	—	(3,575,888)	(1,373,149
Purchases of investments	(244,555,956)	(208,765,224)	(159,955,516)
Repayments of principal	131,542,140	189,159,479	103,529,757
Proceeds from the sale of investments	25,918,205	171,360,617	184,608,355
Net realized losses on investments	3,365,491	7,007,892	14,262,943
Reductions to CLO equity cost value	18,789,550	37,073,681	34,165,951
Net change in unrealized appreciation/depreciation on investments	39,293,348	(23,040,171)	(100,605,640)
Decrease in interest and distributions receivable	402,759	4,597,178	2,586,325
Decrease (increase) in other assets	191,201	474,567	(808,974)
Increase (decrease) in accrued interest payable	476,987	(1,719,490)	(408,755)
Increase (decrease) in base management fee and net investment income incentive fee payable	521,357	(967,282)	(522,520)
Decrease in accrued expenses	(127,265)	(444,308)	(2,189,544)
Net cash (used in) provided by operating activities	(33,920,524)	214,476,334	182,914,207

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of original proceeds of notes payable – TICC CLO 2012-1 LLC	—	(125,705,930)	(109,345,033)
Repayment of original proceeds of notes payable – Convertible Notes	—	(94,542,000)	(20,458,000)
Proceeds from the issuance of notes payable – 6.50% Unsecured Notes	—	64,370,225	—
Proceeds from the issuance of notes payable – Credit Facility	132,489,875	—	—
Debt issuance costs	(271,587)	(2,263,932)	—
Net realized losses on extinguishment of debt	60,752	3,149,338	2,759,227
Repayment of credit facility	(46,810,472)	—	—
Distributions paid (net of stock issued under distribution reinvestment plan of $0, $0 and $0, respectively)	(39,481,025)	(41,183,527)	(59,716,114)
Repurchase of common stock	(24,999,997)	—	(25,587,862)
Net cash provided by (used in) financing activities	20,987,546	(196,175,826)	(212,347,782)
Net (decrease) increase in cash, cash equivalents and restricted cash	(12,932,978)	18,300,508	(29,433,575)
Cash equivalents and restricted cash, beginning of period	30,013,842	11,713,334	41,146,909
Cash equivalents and restricted cash, end of period	$17,080,864	$30,013,842	$11,713,334

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS – (continued)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$6,325,318	$13,680,433	$16,257,290
Impairment of other assets	$4,291	$75,757	$—

NON-CASH ACTIVITIES
Securities sold not settled	$—	$—	$7,406
Non-cash investment restructuring	$—	$—	$11,613,301

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

NOTE 1. ORGANIZATION

Oxford Square Capital Corp. (“OXSQ” or the “Company”), formerly TICC Capital Corp., was incorporated under the General Corporation Laws of the State of Maryland on July 21, 2003 and is a non-diversified, closed-end investment company. Effective March 19, 2018, TICC Capital Corp. changed its name to Oxford Square Capital Corp. The Company made this change in order to more closely align the branding of the Company with its affiliated funds. OXSQ has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, OXSQ has elected to be treated for tax purposes as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with its 2003 taxable year. The Company’s investment objective is to maximize its total return, by investing primarily in corporate debt securities and collateralized loan obligation (“CLO”) structured finance investments that own corporate debt securities.

OXSQ’s investment activities are managed by Oxford Square Management, LLC (“Oxford Square Management”), formerly TICC Management, LLC. Oxford Square Management is an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Oxford Square Management is owned by Oxford Funds, LLC (“Oxford Funds”), formerly BDC Partners, LLC, its managing member, and Charles M. Royce, a member of our Board of Directors who holds a minority, non-controlling interest in Oxford Square Management. Under the investment advisory agreement, OXSQ has agreed to pay Oxford Square Management an annual base management fee based on its gross assets as well as an incentive fee based on its performance.

The Company’s consolidated operations include the activities of its wholly-owned subsidiaries, TICC CLO 2012-1 LLC (“2012 Securitization Issuer” or “TICC CLO 2012-1”) and Oxford Square Funding, LLC (“OXSQ Funding”) for the periods in which they were held. These subsidiaries were formed for the purpose of enabling the Company to obtain debt financing and are operated solely for the investment activities of the Company, and the Company has substantial equity at risk. OXSQ Funding was formed on June 21, 2018, for the purpose of entering into a credit and security agreement with Citibank, N.A. (the “Facility”). TICC CLO 2012-1 was formed on October 23, 2012 for the purpose of investing in leveraged loans. The Company served as collateral manager to TICC CLO 2012-1 and held all subordinated notes issued by TICC CLO 2012-1. During the third quarter of 2017, TICC CLO 2012-1 repaid the remaining secured notes. During the quarter ended December 31, 2017, the Company, as collateral manager of TICC CLO 2012-1, dissolved TICC CLO 2012-1 pursuant to Delaware law by filing a certificate of cancellation with the Secretary of State in Delaware.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and are stated in U.S. Dollars. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, TICC CLO 2012-1 and OXSQ Funding, for the periods during which they were held. All inter-company accounts and transactions have been eliminated in consolidation.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

USE OF ESTIMATES

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates, and these differences could be material.

CONSOLIDATION

As provided under Regulation S-X and ASC Topic 946-810, Consolidation, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or a controlled operating company whose business consists of providing services to the Company. The Company consolidates OXSQ Funding in its financial statements, in accordance with ASC 946-810. TICC CLO 2012-1 would be considered an investment company but for the exceptions under Sections 3(c)(1) and 3(c)(7) under the 1940 Act, and was established solely for the purpose of allowing the Company to borrow funds for the purpose of making investments. The Company owned all of the equity in this entity and controlled the decision making power that drives its economic performance. Accordingly, the Company consolidated TICC CLO 2012-1 in its financial statements for the periods which it was held, and follows the accounting and reporting guidance in ASC 946-810.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less. The Company places its cash equivalents with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit. Cash equivalents are classified as Level 1 assets and are included on the Company’s Consolidated Schedule of Investments. Cash equivalents are carried at cost or amortized cost which approximates fair value.

Restricted cash as of December 31, 2018 represents the cash held by the trustee of OXSQ Funding. The amount held by the trustee is for payment of interest expense and operating expenses of the entity, principal repayments on borrowings, or new investments, based upon the terms of the indenture, and are not available for general corporate purposes. There was approximately $3.2 million restricted cash as of December 31, 2018. There was no restricted cash as of December 31, 2017.

INVESTMENT VALUATION

The Company fair values its investment portfolio in accordance with the provisions of ASC 820, Fair Value Measurement and Disclosure. Estimates made in the preparation of OXSQ’s consolidated financial statements include the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. OXSQ believes that there is no single definitive method for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments OXSQ makes.

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. OXSQ considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, all of OXSQ’s investments are based upon “Level 3” inputs as of December 31, 2018.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

OXSQ’s Board of Directors determines the value of its investment portfolio each quarter. In connection with that determination, members of Oxford Square Management’s portfolio management team prepare a quarterly analysis of each portfolio investment using the most recent portfolio company financial statements, forecasts and other relevant financial and operational information. Since March 2004, OXSQ has engaged third-party valuation firms to provide assistance in valuing certain of its syndicated loans and bilateral investments, including related equity investments, although OXSQ’s Board of Directors ultimately determines the appropriate valuation of each investment. Changes in fair value, as described above, are recorded in the consolidated statement of operations as net change in unrealized appreciation/(depreciation).

Syndicated Loans

In accordance with ASC 820-10, OXSQ’s valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace from which OXSQ obtains indicative bid quotes for purposes of determining the fair value of its syndicated loan investments has shown attributes of illiquidity as described by ASC-820-10. During such periods of illiquidity, when OXSQ believes that the non-binding indicative bids received from agent banks for certain syndicated investments that we own may not be determinative of their fair value or when no market indicative quote is available, OXSQ may engage third-party valuation firms to provide assistance in valuing certain syndicated investments that OXSQ owns. In addition, Oxford Square Management analyzes each syndicated loan by reviewing the company’s financial statements, covenant compliance and recent trading activity in the security (if known), and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms, if any.

Collateralized Loan Obligations — Debt and Equity

OXSQ has acquired a number of debt and equity positions in CLO investment vehicles and CLO warehouse investments. These investments are special purpose financing vehicles. In valuing such investments, OXSQ considers the indicative prices provided by a recognized industry pricing service as a primary source, and the implied yield of such prices, supplemented by actual trades executed in the market at or around period-end, as well as the indicative prices provided by the broker who arranges transactions in such investment vehicles. OXSQ also considers those instances in which the record date for an equity distribution payment falls on or before the last day of the period, and the likelihood that a prospective purchaser would require a downward adjustment to the indicative price representing substantially all of the pending distribution. Additional factors include any available information on other relevant transactions including firm bids and offers in the market and information resulting from bids-wanted-in-competition. In addition, OXSQ considers the operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults, if any. Oxford Square Management or the Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation process of CLO investment vehicles. All information is presented to OXSQ’s Board of Directors for its determination of fair value of these investments.

Bilateral Investments (Including Equity)

Bilateral investments for which market quotations are readily available are valued by an independent pricing agent or market maker. If such market quotations are not readily available, under the valuation procedures approved by OXSQ’s Board of Directors, upon the recommendation of the Valuation Committee, a third-party valuation firm will prepare valuations for each of OXSQ’s bilateral investments that, when combined with all other investments in the same portfolio company, (i) have a value as of the previous quarter of greater than or equal to 2.5% of its total assets as of the previous quarter, and (ii) have a value as of the current quarter of greater than or equal to 2.5% of its total assets as of the previous quarter, after taking into account any repayment of principal during the current quarter. In addition, in those instances where a third-party valuation is prepared for a portfolio investment which meets the parameters noted in (i) and (ii) above, the frequency of those third-party valuations is based upon the grade assigned to each such security under its credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. Bilateral investments which do not meet the parameters in (i) and (ii) above are not required to have a third-party valuation and, in those instances, a valuation analysis will be prepared by Oxford Square Management. Oxford Square Management also retains the authority to seek, on OXSQ’s behalf, additional third party valuations with respect to OXSQ’s bilateral portfolio securities, OXSQ’s syndicated loan investments, and CLO investment vehicles. OXSQ’s Board of Directors retains ultimate authority as to the third-party review cycle as well as the appropriate valuation of each investment.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of December 31, 2018, 2017 and 2016, the Company had no investments that were on non-accrual status.

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

Payment-In-Kind

OXSQ has investments in its portfolio which contain a contractual payment-in-kind (“PIK”) provision. Certain PIK investments offer issuers the option at each payment date of making payments in cash or additional securities. PIK interest computed at the contractual rate is accrued into income and added to the principal balance on the capitalization date. Upon capitalization, the PIK portion of the investment is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status once it becomes probable that PIK will be realized. To qualify for tax treatment as a RIC, this income must be paid out to stockholders in the form of distributions, even though OXSQ has not collected any cash. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Preferred Equity Dividends

The Company holds preferred equity investments in its portfolio that contain cumulative preferred dividends that accumulate quarterly. The Company will record cumulative preferred dividends as investment income when they are declared by the portfolio company’s board of directors or upon any voluntary or involuntary liquidation, dissolution or winding up of the portfolio company. As of December 31, 2018, approximately $3.6 million of cumulative preferred dividends had accumulated but had yet to be recorded as investment income by the Company. These dividends are considered in the estimation of fair value of these preferred equity investments.

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

U.S. FEDERAL INCOME TAXES

The Company intends to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, to not be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify for RIC tax treatment, OXSQ is required to distribute at least 90% of its investment company taxable income annually, meet diversification requirements quarterly and file Form 1120-RIC, as defined by the Code.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

For tax purposes, the cost basis of the portfolio investments as of December 31, 2018 and December 31, 2017, was approximately $502,704,197 and $454,683,941 respectively.

SECURITIES TRANSACTIONS

Securities transactions are recorded on trade date. Realized gains and losses on investments sold are recorded on the basis of specific identification. Distributions received on CLO equity investments which were optionally redeemed for which the cost basis has been reduced to zero are recorded as realized gains.

NOTE 3. FAIR VALUE

The Company’s assets measured at fair value on a recurring basis as of December 31, 2018 were as follows:

	Fair Value Measurements at Reporting Date Using
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$—	$—	$282.7	$282.7
Subordinated Debt	—	—	—	—
CLO Debt	—	—	0.9	0.9
CLO Equity	—	—	146.8	146.8
Equity and Other Investments	—	—	14.5	14.5
Total Investments at fair value(1)	—	—	445.0	445.0
Cash equivalents	13.9	—	—	13.9
Total	$13.9	$—	$445.0	$458.9

____________

(1)  Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

NOTE 3. FAIR VALUE (cont.)

The Company’s assets measured at fair value on a recurring basis as of December 31, 2017 were as follows:

	Fair Value Measurements at Reporting Date Using
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$—	$—	$242.2	$242.2
Subordinated Debt	—	—	0.8	0.8
CLO Debt	—	—	4.7	4.7
CLO Equity	—	—	156.0	156.0
Equity and Other Investments	—	—	14.7	14.7
Total Investments at fair value	—	—	418.4	418.4
Cash and cash equivalents	30.0	—		30.0
Total assets at fair value	$30.0	$—	$418.4	$448.4

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2018 and 2017, respectively. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or Oxford Square Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

	Quantitative Information about Level 3 Fair Value Measurements
Assets ($ in millions)	Fair Value as of December 31, 2018	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(1)	Impact to Fair Value from an Increase in Input(2)
Senior Secured Notes	$270.9	Market quotes	NBIB(3)	80.0% – 99.9%/96.3%	NA
	11.8	Recent transactions	Actual trade/payoff(4)	80.0%/ncm(6)	NA
CLO debt	0.9	Market quotes	NBIB(3)	91.6%/ncm(6)	NA
CLO equity	106.1	Market quotes	NBIB(3)	12.0% – 97.0%/59.9%	NA
	36.2	Yield Analysis	Discount margin	3.9% – 15.7%/10.2%	Decrease
	3.6	Recent transactions	Actual trade/payoff(4)	72.0%/ncm(6)	NA
	0.8	Discounted cash flow(7)	Discount rate(8)	8.0% – 14.4%/14.0%	Decrease
	0.1	Liquidation net asset value(5)	NBIB(1)	3.0%/ncm(6)	NA
Equity and Other Investments	14.5	Enterprise value(9)	EBITDA(10)/ Market multiple(10)	$36.1 million/ncm(6) 6.8x – 7.8x/ncm(6)	Increase Increase
Total Fair Value for Level 3 Investments(11)	$445.0

____________

(1)  Weighted averages are calculated based on fair value of investments.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

NOTE 3. FAIR VALUE (cont.)

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

(11) Total may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

NOTE 3. FAIR VALUE (cont.)

	Quantitative Information about Level 3 Fair Value Measurements
Assets ($ in millions)	Fair Value as of December 31, 2017	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(1)	Impact to Fair Value from an Increase In Input(2)
Senior Secured Notes	$214.9	Market quotes	NBIB(3)	77.6% – 100.6%/98.1%	NA
	1.5	Yield Analysis	Discount Margin	10.8%/ncm(4)	Decrease
	23.1	Recent transactions	Actual trade/payoff(5)	95.0% – 100.4%/95.7%	NA
	2.7	Enterprise value(6)/ Discounted cash flow	Market multiples(7)/ Discount rate(8)	5.5x – 6.0x/ncm(4) 6.4% – 8.0%/ncm(4)	Increase Decrease
Subordinated Debt	0.8	Enterprise value(6)/ Discounted cash flow	Market multiples(7)/ Discount rate(8)	5.5x – 6.0x/ncm(4) 6.4% – 8.0%/ncm(4)	Increase Decrease
CLO debt	4.7	Market quotes	NBIB(3)	86.8% – 100.0%/89.9%	NA
CLO equity	154.6	Market quotes	NBIB(3)	1.8% – 113.0%/51.3%	NA
	1.4	Discounted cash flow(9)	Discount rate(8)	11.5% – 27.6%/15.4%	Decrease
Equity and Other Investments	14.7	Enterprise value(6)	EBITDA(7)/ Discount rate(7)	$41.6/ncm(4) 5.5x – 6.0x/ncm(4)	Increase Increase
Total Fair Value for Level 3 Investments	$418.4

____________

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

NOTE 3. FAIR VALUE (cont.)

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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2018 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value(1)	Fair Value	Level 1	Level 2	Level 3
Credit Facility(2)	$85,523	$85,679	$—	$—	$85,679
6.50% Unsecured Notes(3)	62,665	64,370	—	64,370	—
Total	$148,188	$150,049	$—	$64,370	$85,679

____________

(1)  Carrying value is net of deferred debt issuance costs. Deferred debt issuance costs associated with the Credit Facility totaled approximately $0.2 million as of December 31, 2018. Deferred debt issuance costs associated with the 6.50% Unsecured Notes totaled approximately $1.7 million as of December 31, 2018.

(2)  Fair value represents the par amount of the Facility.

(3)  For the 6.50% Unsecured Notes, fair value is based upon the closing price on the last day of the period. The 6.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol OXSQL).

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

____________

(1)  The carrying value is net of deferred debt issuance costs which totaled approximately $2.0 million as of December 31, 2017.

(2)  The fair value is based upon the closing price on the last day of the period. The 6.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol TICCL as of December 31, 2017).

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

NOTE 3. FAIR VALUE (cont.)

A reconciliation of the fair value of investments for the year ended December 31, 2018, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity and Other Investments	Total
Balance at December 31, 2017	$242.2	$0.8	$4.7	$156.0	$14.7	$418.4
Realized gains (losses) included in earnings	1.3	—	0.7	(5.5)	0.1	(3.4)
Unrealized depreciation included in earnings	(9.6)	—	(0.2)	(27.3)	(2.2)	(39.3)
Accretion of discount	0.6	—	—	—	—	0.6
Purchases	187.5	—	0.9	54.2	2.0	244.6
Repayments and Sales	(139.6)	(0.8)	(5.3)	(11.7)	—	(157.4)
Reductions to CLO equity cost value(1)	—	—	—	(18.8)	—	(18.8)
Payment in Kind income	0.3	—	—	—	—	0.3
Transfers in and/or (out) of level 3	—	—	—	—	—	—
Balance at December 31, 2018(2)	$282.7	$—	$0.9	$146.8	$14.5	$445.0
Net change in unrealized (losses) gains on Level 3 investments still held as of December 31, 2018(2)	$(9.5)	$—	$—	$(36.6)	$(2.3)	$(48.4)

____________

(1)  Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $46.6 million and the effective yield interest income of approximately $27.8 million.

(2)  Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

NOTE 3. FAIR VALUE (cont.)

A reconciliation of the fair value of investments for the year ended December 31, 2017, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity and Other Investments	Total
Balance at December 31, 2016	$368.3	$0.7	$2.7	$200.8	$12.7	$585.2
Realized gains (losses) included in earnings	2.4	—	0.2	(12.1)	2.5	(7.0)
Unrealized appreciation included in earnings	11.3	0.1	0.3	10.5	0.8	23.0
Accretion of discount	1.0	—	—	—	—	1.0
Purchases	94.3	—	4.5	107.0	3.0	208.8
Repayments and Sales	(235.4)	—	(3.0)	(113.1)	(4.2)	(355.7)
Reductions to CLO equity cost value(1)	—	—	—	(37.1)	—	(37.1)
Payment in Kind income	0.2	—	—	—	—	0.2
Transfers in and/or (out) of level 3	—	—	—	—	—	—
Balance at December 31, 2017(2)	$242.2	$0.8	$4.7	$156.0	$14.7	$418.4
Net change in unrealized gains (losses) on Level 3 investments still held as of December 31, 2017(2)	$4.5	$—	$0.3	$(4.1)	$3.2	$4.0

____________

(1)  Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $70.4 million and the effective yield interest income of approximately $33.3 million.

(2)  Totals may not sum due to rounding.

The following table shows the fair value of OXSQ’s portfolio of investments by asset class as of December 31, 2018 and 2017:

	2018		2017
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$282.7	63.5%	$242.2	57.9%
Subordinated Debt	—	—%	0.8	0.2%
CLO Debt	0.9	0.2%	4.7	1.1%
CLO Equity	146.8	33.0%	156.0	37.3%
Equity and Other Investments	14.5	3.3%	14.8	3.5%
Total(1)	$445.0	100.0%	$418.4	100.0%

____________

(1)  Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

NOTE 4. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

At December 31, 2018 and December 31, 2017, respectively, cash, cash equivalents and restricted cash were as follows:

	December 31, 2018	December 31, 2017
Cash	$—		$—
Cash Equivalents	13,905,059		30,013,842
Total Cash and Cash Equivalents	$13,905,059		$30,013,842
Restricted Cash	$3,175,805	$

NOTE 5. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% effective April 6, 2019) immediately after such borrowing. As of December 31, 2018 and 2017, the Company’s asset coverage for borrowed amounts was approximately 309% and 700% respectively.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of December 31, 2018 and December 31, 2017. The fair value of the 6.50% Unsecured Notes is based upon the closing price on the last day of the period. The 6.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol OXSQL as of December 31, 2018). The fair value of the Credit Facility represents the par amount.

	As of
	December 31, 2018			December 31, 2017
(dollars in thousands)	Principal Amount	Carrying Value(1)	Fair Value	Principal Amount	Carrying Value(1)	Fair Value
Credit Facility	$85,679	$85,523	$85,679	$—	$—	$—
6.50% Unsecured Notes	64,370	62,665	64,370	64,370	62,340	66,546
Total(1)	$150,049	$148,188	$150,049	$64,370	$62,340	$66,546

____________

(1)  Represents the aggregate principal amount outstanding less the unamortized deferred issuance costs. As of December 31, 2018, the total unamortized deferred issuance costs for Credit Facility and 6.50% Unsecured Notes was approximately $0.2 million and $1.7 million, respectively. As of December 31, 2017, the total unamortized deferred issuance costs for the 6.50% Unsecured Notes was approximately $2.0 million.

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of December 31, 2018 were 5.64% and 3.1 years, respectively, and as of December 31, 2017 were 6.50% and 6.2 years, respectively.

The table below summarizes the components of interest expense for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total
Credit Facility	$2,618.2	$—	$54.0	$2,672.2
6.50% Unsecured Notes	4,184.1	—	324.7	4,508.8
Total	$6,802.3	$—	$378.7	$7,181.0

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

NOTE 5. BORROWINGS (cont.)

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

NOTE 5. BORROWINGS (cont.)

On December 21, 2018, approximately $39.3 million of principal outstanding under the Credit Facility was repaid by the Company. The Company recognized a net extinguishment loss of approximately $46,000, which consisted of unamortized deferred debt issuance costs. These costs are recorded within realized losses on extinguishment of debt in the consolidated statements of operations.

As of December 31, 2018, there were 19 investments in portfolio companies with a total fair value of approximately $244.1 million, collateralizing the Credit Facility. The pool of loans in OXSQ Funding must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The aggregate accrued interest payable on the Credit Facility as of December 31, 2018 was approximately $0.5 million. Deferred debt issuance costs consisted of fees and expenses incurred in connection with the Credit Facility. As of December 31, 2018, the unamortized deferred debt issuance costs relating to the Credit Facility was approximately $0.2 million. This amount is being amortized and included in interest expense in the consolidated statements of operations over the term of the Credit Facility. The cash paid and effective annualized interest rate for the year ended December 31, 2018 was approximately $2.1 million and 4.74%, respectively.

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

The aggregate accrued interest payable on the 6.50% Unsecured Notes as of December 31, 2018 was approximately $12,000. As of December 31, 2018, the Company had unamortized deferred debt issuance costs relating to the 6.50% Unsecured Notes of approximately $1.7 million. The deferred debt issuance costs are being amortized over the term of the 6.50% Unsecured Notes and are included in interest expense in the consolidated statements of operations. The cash paid and the effective annualized interest rate for the year ended December 31, 2018 were approximately $4.2 million and 7.00%, respectively. The cash paid and the effective annualized interest rate for the year ended December 31, 2017 were approximately $3.0 million and 6.97%, respectively.

Notes Payable — TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40.0 million of the 2012 Subordinated Notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120 million and 2012 Subordinated Notes totaling an aggregate of $40.0 million, which 2012 Subordinated Notes were purchased by OXSQ under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. On August 25, 2016, November 25, 2016, February 27, 2017, and May 25, 2017, the Securitization Issuer repaid approximately $36.0 million, approximately $74.7 million, approximately $24.5 million, and approximately $31.4 million of the class A-1 notes, respectively. On August 25, 2017, the Securitization Issuer repaid, in full, the remaining secured notes (classes A-1, B-1, C-1 and D-1) outstanding of approximately $73.4 million. During the quarter ended December 31, 2017, the Company, as collateral manager of TICC CLO 2012-1, dissolved TICC CLO 2012-1 pursuant to Delaware law by filing a certificate of cancellation with the Secretary of State in Delaware.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

NOTE 5. BORROWINGS (cont.)

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

The accelerated note discount expense and accelerated deferred debt issuance costs are recorded within realized losses on extinguishment of debt in the consolidated statements of operations. The realized loss on extinguishment of debt incurred in prior periods was reclassified from interest expense in the consolidated statements of operations to conform with the current period presentation for comparative purposes. The cash paid and the effective annualized interest rate for the year ended December 31, 2017 were $3.6 million and 5.33%, respectively.

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

In connection with the repurchase of approximately $20.5 million of the Convertible Notes in December 2016, the Company recognized a net extinguishment loss of approximately $815,000, which consisted of approximately $716,000 from repurchasing the Convertible Notes at a premium to par and approximately $99,000 in previously unamortized deferred debt issuance costs. These costs are recorded within realized losses on extinguishment of debt in the consolidated statements of operations. The realized loss on extinguishment of debt incurred in prior periods was reclassified from interest expense in the consolidated statements of operations to conform with the current period presentation for comparative purposes. The cash paid and the effective annualized interest rate for the year ended December 31, 2017 were $7.1 million and 8.07%, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

NOTE 6. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from net investment income per share for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net increase in net assets resulting from net investment income per common share – basic:
Net investment income	$33,506,218	$30,726,730	$26,778,293
Weighted average common shares outstanding – basic	49,662,157	51,479,409	51,858,313
Net increase in net assets resulting from net investment income per common share – basic	$0.67	$0.60	$0.52
Net increase in net assets resulting from net investment income per common share – diluted:
Net investment income, before adjustments	$33,506,218	$30,726,730	$26,778,293
Adjustments for interest and deferred issuance costs on the Convertible Notes, and related impact on the Base Fees and net investment income incentive fees(1)	—	—	—
Net investment income, as adjusted	$33,506,218	$30,726,730	$26,778,293
Weighted average common shares outstanding – basic	49,662,157	51,479,409	51,858,313
Share adjustments for dilutive effect of the Convertible Notes(1)	—	—	—
Weighted average common shares outstanding – diluted	49,662,157	51,479,409	51,858,313
Net increase in net assets resulting from net investment income per common share – diluted(1)	$0.67	$0.60	$0.52

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

NOTE 6. EARNINGS PER SHARE (cont.)

The following table sets forth the computation of basic and diluted net (decrease) increase in net assets resulting from operations per share for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net increase in net assets resulting from operations per common share – basic:
Net (decrease) increase in net assets resulting from operations	$(9,213,373)	$43,609,671	$110,361,763
Weighted average common shares outstanding – basic	49,662,157	51,479,409	51,858,313
Net (decrease) increase in net assets resulting from operations per common share – basic	$(0.19)	$0.85	$2.13
Net (decrease) increase in net assets resulting from operations per common share – diluted:
Net (decrease) increase in net assets resulting from operations, before adjustments	$(9,213,373)	$43,609,671	$110,361,763
Adjustments for interest and deferred issuance costs on the Convertible Notes, and related impact on the Base Fees and net investment income incentive fees	—	4,724,234	7,157,374
Net (decrease) increase in net assets resulting from operations, as adjusted	$(9,213,373)	$48,333,905	$117,519,137
Weighted average common shares outstanding – basic	49,662,157	51,479,409	51,858,313
Share adjustments for dilutive effect of the Convertible Notes	—	6,869,815	9,915,079
Weighted average common shares outstanding – diluted	49,662,157	58,349,224	61,773,392
Net increase (decrease) in net assets resulting from operations per common share – diluted	$(0.19)	$0.83	$1.90

____________

(1)  Due to the anti-dilutive effect on the computation of diluted earnings per share for the years ended December 31, 2017, and 2016, the adjustments for interest and deferred issuance costs on the Convertible Notes, and the related impact on the Base Fees and net investment income incentive fees as well as share adjustments for dilutive effect of the Convertible Notes were excluded from the respective periods’ diluted earnings per share computation.

The following table represents the respective adjustments which were not made due to the anti-dilutive effect on the computation of diluted change in net assets resulting from net investment income per common share and the diluted change in net assets resulting from operations per common share for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net increase in net assets resulting from net investment income per common share – diluted:
Adjustments for interest and deferred issuance costs on the Convertible Notes, and related impact on the base management fees and net investment income incentive fees	$—	$4,724,234	$7,157,374
Share adjustments for dilutive effect of the Convertible Notes	—	6,869,815	9,915,079
Net increase in net assets resulting from operations per common share – diluted:
Adjustments for interest and deferred issuance costs on the Convertible Notes, and related impact on the base management fees and net investment income incentive fees	$—	$—	$—
Share adjustments for dilutive effect of the Convertible Notes	—	—	—

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

NOTE 7. RELATED PARTY TRANSACTIONS

OXSQ pays Oxford Square Management a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee (the “Base Fee”) and an incentive fee. The cost of both the Base Fee payable to Oxford Square Management and any incentive fees earned by Oxford Square Management are ultimately borne by OXSQ’s common stockholders.

Base Management Fee

Through March 31, 2016, the Base Fee was calculated at an annual rate of 2.00%. Effective April 1, 2016, the Base Fee is currently calculated at an annual rate of 1.50%. The Base Fee is payable quarterly in arrears, and is calculated based on the average value of OXSQ’s gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any equity or debt capital raises, repurchases or redemptions during the current calendar quarter (however, no

Base Fee will be payable on the cash proceeds received by the Company in connection with any share or debt issuances until such proceeds have been invested in accordance with its investment objective). Accordingly, the Base Fee will be payable regardless of whether the value of the Company’s gross assets has decreased during the quarter. The Base Fee for any partial quarter will be appropriately prorated.

The following table represents the Base Fee for the years ended December 31, 2018, 2017 and 2016, respectively:

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Base Fee	$7,309,435	$8,140,010	$11,292,395

The Base Fee payable to Oxford Square Management as of December 31, 2018 and 2017 was $2,052,373 and $1,683,444 respectively.

Incentive Fee

The incentive fee has two parts: the net investment income incentive fee and the capital gains incentive fee. The net investment income incentive fee is calculated and payable quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter exceeds (y) the “Preferred Return Amount” for the calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any accrued income that we have not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter minus OXSQ’s operating expenses accrued the calendar quarter (including the Base Fee, expenses payable under a separate agreement with Oxford Funds (the “Administration Agreement”), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). “Pre-Incentive Fee Net Investment Income” includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that the Company has not yet received in cash. Oxford Square Management will not be under any obligation to reimburse OXSQ for any part of the incentive fee it received that was based on accrued income that it never received as a result of a default by an entity on the obligation that resulted in the accrual of such income. “Pre-Incentive Fee Net Investment Income” does not include any realized gains, realized losses or unrealized appreciation or depreciation. Given that this portion of the incentive fee is payable without regard to any gain, loss or unrealized depreciation that may occur during the quarter, this portion of Oxford Square Management’s incentive fee may also be payable notwithstanding a decline in net asset value that quarter.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

Effective April 1, 2016, a “Preferred Return Amount” is calculated on a quarterly basis by multiplying 1.75% by the Company’s net asset value at the end of the immediately preceding calendar quarter. The net investment income incentive fee is then calculated as follows: (a) no net investment income incentive fee is payable to Oxford Square Management in any calendar quarter in which the “Pre-Incentive Fee Net Investment Income” does not exceed the “Preferred Return Amount”; (b) 100% of the “Pre-Incentive Fee Net Investment Income” for such quarter, if any, that exceeds the “Preferred Return Amount” but is less than or equal to a “Catch-Up Amount” determined on a quarterly basis by multiplying 2.1875% by OXSQ’s net asset value at the end of such calendar quarter; and (c) for any quarter in which the “Pre-Incentive Fee Net Investment Income” exceeds the “Catch-Up Amount,” the net investment income incentive fee will be 20% of the amount of the “Pre-Incentive Fee Net Investment Income” for such quarter. There is no accumulation of amounts from quarter to quarter for the “Preferred Return Amount,” and accordingly there is no claw back of amounts previously paid to Oxford Square Management if the “Pre-Incentive Fee Net Investment Income” for subsequent quarters is below the quarterly “Preferred Return Amount,” and there is no delay of payment of incentive fees to Oxford Square Management if the “Pre-Incentive Fee Net Investment Income” for prior quarters is below the quarterly “Preferred Return Amount” for the quarter for which the calculation is being made.

In addition, effective April 1, 2016, the calculation of the Company’s net investment income incentive fee is subject to a total return requirement, which provides that a net investment income incentive fee will not be payable to Oxford Square Management except to the extent 20% of the “cumulative net increase in net assets resulting from operations” (which is the amount, if positive, of the sum of the “Pre-Incentive Fee Net Investment Income,” realized gains and losses and unrealized appreciation and depreciation) during the calendar quarter for which such fees are being calculated and the eleven (11) preceding quarters (or if shorter, the number of quarters since April 1, 2016) exceeds the cumulative net investment income incentive fees accrued and/or paid for such eleven (11) preceding quarters (or if shorter, the number of quarters since April 1, 2016). Under the revised fee structure, under no circumstances will the aggregate fees earned from April 1, 2016 by Oxford Square Management in any quarterly period be higher than the aggregate fees that would have been earned prior to the adoption of these changes.

From January 1, 2005 through March 31, 2016, the “Pre-Incentive Fee Net Investment Income,” which was expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, was compared to one-fourth of an annual hurdle rate that was determined as of the immediately preceding December 31st by adding 5.00% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.00%. The annual hurdle rates for the 2018, 2017 and 2016 calendar years was 7.20%, 6.93%, and 6. 65% respectively.

The following table represents the net investment income incentive fees for each of the years ended December 31, 2018, 2017 and 2016, respectively:

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Net investment income incentive fee	$4,585,151	$3,850,646	$2,795,399

The net investment income incentive fee payable to Oxford Square Management as of December 31, 2018 and 2017, was approximately $1,175,083 and $1,022,655, respectively.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

The amount of capital gains incentive fee expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to Oxford Square Management in the event of a complete liquidation of the Company’s portfolio as of period end and the termination of the Investment Advisory Agreement on such date. Also, it should be noted that the capital gains incentive fee expense fluctuates with the Company’s overall investment results.

There were no capital gains incentive fee based on hypothetical liquidation for the years ended December 31, 2018, 2017 and 2016.

Administration Agreement

The Company has also entered into the Administration Agreement with Oxford Funds under which Oxford Funds provides administrative services for OXSQ. The Company pays Oxford Funds an allocable portion of overhead and other expenses incurred by Oxford Funds in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of the chief financial officer, accounting staff and other administrative support personnel, which creates potential conflicts of interest that the Board of Directors must monitor. The Company also reimburses Oxford Funds for the costs associated with the functions performed by OXSQ’s Chief Compliance Officer that Oxford Funds pays on the Company’s behalf pursuant to the terms of an agreement between the Company and Alaric Compliance Services, LLC.

Oxford Square Management is controlled by Oxford Funds, its managing member. Charles M. Royce holds a minority, non-controlling interest in Oxford Square Management. Oxford Funds manages the business and internal affairs of Oxford Square Management. Jonathan H. Cohen, the Company’s Chief Executive Officer, as well as a Director, is the managing member of Oxford Funds. Saul B. Rosenthal, the Company’s President and Chief Operating Officer, is also the President and Chief Operating Officer of Oxford Square Management and a member of Oxford Funds. Messrs. Cohen and Rosenthal together control the equity interests in Oxford Funds.

For the years ended December 31, 2018, 2017 and 2016, OXSQ incurred approximately $0.9 million, $0.9 million and $0.8 million, respectively, in compensation expenses for the services of employees allocated to the administrative activities of OXSQ, pursuant to the Administrative Agreement with Oxford Funds. In addition, OXSQ incurred approximately $26,000, $79,000 and $111,000 for facility costs allocated under the Administrative Agreement for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and December 31, 2017, there were no amounts payable under the Administration Agreement.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

NOTE 8. INVESTMENT INCOME

The following table sets forth the components of investment income for the years ended December 31, 2018, 2017 and 2016, respectively:

	December 31, 2018	December 31, 2017	December 31, 2016
Interest Income
Stated interest income	$24,403,191	$23,640,789	$33,154,526
Original issue discount and market discount income	613,073	1,003,086	1,158,401
Payment-in-kind income	290,600	233,067	214,389
Discount income derived from unscheduled remittances at par	148,599	67,214	20,574
Total interest income	25,455,463	24,944,156	34,547,890
Income from securitization vehicles and investments	27,837,032	33,274,392	32,503,279
Other income
Fee letters	664,061	1,368,132	1,352,396
Loan prepayment and bond call fees	1,130,741	719,012	358,381
All other fees	1,189,971	1,111,325	518,100
Total other income	2,984,773	3,198,469	2,228,877
Total investment income	$56,277,268	$61,417,017	$69,280,046

The 1940 Act requires that a BDC offer significant managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the years ended December 31, 2018, 2017 and 2016, the Company received no fee income for managerial assistance.

NOTE 9. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote.

As of December 31, 2018, the Company had no commitments to purchase additional debt investments.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

NOTE 10. FINANCIAL HIGHLIGHTS

Financial highlights for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 are as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Per Share Data
Net asset value at beginning of period	$7.55	$7.50	$6.40	$8.64	$9.85
Net investment income(1)(3)	0.67	0.60	0.52	0.66	1.17
Net realized and unrealized gains (losses)(2)(3)	(0.91)	0.25	1.62	(1.85)	(1.20)
Net change in net asset value from operations	(0.24)	0.85	2.14	(1.19)	(0.03)
Distributions per share from net investment income	(0.73)	(0.66)	(1.06)	(1.14)	(1.00)
Distributions based on weighted average share impact	0.01	—	0.01	0.01	(0.03)
Tax return of capital distributions	(0.07)	(0.14)	(0.10)	—	(0.16)
Total distributions(4)	(0.79)	(0.80)	(1.15)	(1.13)	(1.19)
Effect of shares repurchased, gross	0.08	—	0.11	0.08	0.01
Net asset value at end of period	$6.60	$7.55	$7.50	$6.40	$8.64
Per share market value at beginning of period	$5.74	$6.61	$6.08	$7.53	$10.34
Per share market value at end of period	$6.47	$5.74	$6.61	$6.08	$7.53
Total return based on Market Value(5)	26.95%	(2.01)%	33.29%	(4.35)%	(17.22)%
Total return based on Net Asset Value(6)	(1.99)%	11.33%	35.31%	(12.73)%	(0.51)%
Shares outstanding at end of period	47,650,959	51,479,409	51,479,409	56,396,435	60,303,769
Ratios/Supplemental Data(8)
Net assets at end of period (000’s)	$314,724	$388,419	$385,992	$360,935	$520,813
Average net assets (000’s)	$369,258	$385,947	$343,328	$487,894	$560,169
Ratio of expenses to average net assets	6.17%	7.95%	12.38%	9.80%	8.70%
Ratio of net investment income to average net assets	9.07%	7.96%	7.80%	8.12%	12.24%
Portfolio turnover rate(7)	35.18%	43.02%	25.73%	24.96%	45.91%

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

NOTE 10. FINANCIAL HIGHLIGHTS (cont.)

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

(6)  Total return based on net asset value equals the increase or decrease of ending net asset value over beginning net asset value, plus distributions, divided by the beginning net asset value.

(7)  Portfolio turnover rate is calculated using the lesser of the annual cash investment sales and debt repayments or annual cash investment purchases over the average of the total investments at fair value.

(8)  The following table provides supplemental performance ratios measured for the years ended December 31, 2018, 2017, 2016, 2015 and 2014:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Ratio of expenses to average net assets:
Expenses before incentive fees	4.92%	6.95%	11.57%	10.00%	8.39%
Net investment income incentive fees	1.24%	1.00%	0.81%	(0.19)%	1.00%
Capital gains incentive fees	—%	—%	—%	%	(0.69)%
Ratio of expenses, excluding interest expense, to average net assets	4.21%	4.61%	7.37%	5.73%	5.17%

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

NOTE 11. DISTRIBUTIONS

The following table reflects the cash distributions, including distributions reinvested, if any, per share that we have declared on our common stock since the beginning of the 2016 fiscal year:

Date Declared	Record Date	Payment Date	Total Distributions		GAAP Net Investment Income		Distributions in excess of/ (less than) GAAP net investment income
Fiscal 2019
February 22, 2019	March 15, 2019	March 29, 2019	$0.200		$—	(1)	$—	(1)
February 22, 2019	April 23, 2019	April 30, 2019	0.067		—	(1)	—	(1)
February 22, 2019	May 24, 2019	May 31, 2019	0.067		—	(1)	—	(1)
February 22, 2019	June 21, 2019	June 28, 2019	0.067		—	(1)	—	(1)
			$0.401		$—		$—
Fiscal 2018
October 26, 2018	December 17, 2018	December 31, 2018	$0.20		$0.18		$0.02
July 26, 2018	September 14, 2018	September 28, 2018	0.20		0.18		0.02
April 24, 2018	June 15, 2018	June 29, 2018	0.20		0.15		0.05
February 22, 2018	March 16, 2018	March 30, 2018	0.20		0.17		0.03
Total (2018)			$0.80	(2)	$0.67	(5)	$0.13	(5)

Fiscal 2017
October 27, 2017	December 15, 2017	December 29, 2017	$0.20		$0.15		$0.05
February 27, 2017	September 15, 2017	September 29, 2017	0.20		0.13		0.07
February 27, 2017	June 16, 2017	June 30, 2017	0.20		0.16		0.04
February 27, 2017	March 16, 2017	March 31, 2017	0.20		0.16		0.04
Total (2017)			$0.80	(3)	$0.60		$0.20

Fiscal 2016
October 26, 2016	December 16, 2016	December 30, 2016	$0.29		$0.18		$0.11
July 28, 2016	September 16, 2016	September 30, 2016	0.29		0.13		0.16
April 28, 2016	June 16, 2016	June 30, 2016	0.29		0.13		0.16
February 18, 2016	March 17, 2016	March 31, 2016	0.29		0.08		0.21
Total (2016)			$1.16	(4)	$0.52		$0.64

____________

(1)  We have not yet reported earnings for this period.

(2)  The tax characterization of cash distributions for the year ended December 31, 2018 will not be known until the tax return for such year is finalized. For the year ended December 31, 2018, the amounts and sources of distributions reported are only estimates and are not being provided for U.S. tax reporting purposes. The final determination of the source of all distributions in 2018 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

NOTE 11. DISTRIBUTIONS (cont.)

The tax character of distributions declared and paid in 2018 represented, on an estimated basis, $36,151,218 from ordinary income, and $3,329,807 from tax return of capital. GAAP requires adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net asset value per share. For 2018, the permanent differences between financial and tax reporting were due to gains from unscheduled prepayments, prepayment penalty fees and basis adjustments on the disposition of CLO equity investments, resulting in a decrease of distributions in excess of investment income of $20,054,560, an increase of accumulated net realized losses on investments and extinguishment of debt of $23,981,110, and a decrease of capital in excess of par value of $44,035,670. Certain components of net assets have been reclassified from those originally published in quarterly and annual reports to conform to the current period presentation for comparative purposes.

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

We have adopted an “opt out” distribution reinvestment plan for our common stockholders. As a result, if we make a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the distribution reinvestment plan so as to receive cash distributions. During the years ended December 31, 2018, 2017 and 2016, the Company did not issue any shares of common stock to stockholders in connection with the distribution reinvestment plan.

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

As of December 31, 2018, the RIC Modernization long term capital loss carryforward of $25,681,808 expired. The Company has available $83,390,350 of capital losses which can be used to offset future capital gains. All of these losses are not subject to expiration under the Act, representing current year post RIC modernization long term capital loss carryforward. Under the current law, capital losses related to securities realized after October 31 and prior to the Company’s fiscal year end may be deferred as occurring the first day of the following year. For the fiscal year ended December 31, 2018, the Company has deferred such losses in the amount of $1,617,105.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

NOTE 11. DISTRIBUTIONS (cont.)

As of December 31, 2018, 2017 and 2016, the estimated components of distributable earnings / (accumulated losses) on a tax basis were as follow:

	December 31,
	2018	2017	2016
Distributable ordinary income	$—	$—	$—
Distributable long-term capital gains (capital loss carry forward)	(83,390,350)	(102,612,125)	(94,026,560)
Unrealized appreciation (depreciation) on investments	(57,715,367)	(36,241,715)	(77,903,235)
Other timing differences	(1,617,105)	(2,540,061)	(1,415,144)
Total accumulated losses	$(142,722,822)	$(141,393,901)	$(173,344,939)

The amounts will be finalized before filing the federal income tax return.

NOTE 12. SHARE REPURCHASE PROGRAM

On February 5, 2018, the Board authorized a program for the purpose of repurchasing up to $25.0 million worth of the Company’s common stock. Under that repurchase program, the Company was authorized, but not obligated, to repurchase outstanding common stock in the open market from time to time through December 31, 2018, provided that repurchases comply with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Further, any repurchases were to be conducted in accordance with the 1940 Act. During the year ended December 31, 2018, under that repurchase program, the Company repurchased 3,828,450 shares of outstanding common stock for approximately $25.0 million, while complying with the prohibitions under the Company’s Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. This represents a discount of approximately 1.1% of the net asset value per share as of December 31, 2018. In addition, repurchases were conducted in accordance with the 1940 Act.

The following table discloses on a monthly basis for the year ended December 31, 2018, the total number of shares repurchased (including the total number of shares repurchased under this program), the weighted average price paid per share, and the maximum number of shares (or approximate dollar value) of shares that may yet be repurchased under the program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
January 1, 2018 – January 31, 2018	—	$—	—	$—
February 1, 2018 – February 28, 2018	336,921	$5.66	336,921	$23.1 million
March 1, 2018 – March 31, 2018	653,339	$6.18	990,260	$19.1 million
April 1, 2018 – April 30, 2018	100,456	$6.14	1,090,716	$18.5 million
May 1, 2018 – May 31, 2018	540,031	$6.76	1,630,747	$14.8 million
June 1, 2018 – June 30, 2018	441,053	$6.95	2,071,800	$11.7 million
July 1, 2018 – July 31, 2018	152,437	$6.98	2,224,237	$10.7 million
August 1, 2018 – August 31, 2018	108,906	$6.98	2,333,143	$9.9 million
September 1, 2018 – September 30, 2018	—	$—	2,333,143	$9.9 million
October 1, 2018 – October 31, 2018	696,450	$6.57	3,029,593	$5.3 million
November 1, 2018 – November 30, 2018	690,800	$6.65	3,720,393	$0.7 million
December 1, 2018 – December 31, 2018	108,057	$6.71	3,828,450	$—

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

NOTE 12. SHARE REPURCHASE PROGRAM (cont.)

On November 5, 2015, the Board of Directors authorized a program for the purpose of repurchasing up to $75.0 million worth of the Company’s common stock. Under this repurchase program, the Company was able, but was not obligated to, repurchase outstanding common stock in the open market from time to time through June 30, 2016, provided that repurchases complied with the prohibitions under the Company’s Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Exchange Act, as amended, including certain price, market volume and timing constraints. Further, any repurchases were to be conducted in accordance with the 1940 Act. Additionally, under the Board of Directors’ authorization of November 5, 2015, the Company entered into a Rule 10b5-1 trading plan to undertake accretive share repurchasing on a non-discretionary basis of up to $50.0 million prior to March 4, 2016. In aggregate, under the November 5, 2015 plan, the Company repurchased 3,591,551 shares of its common stock for approximately $23.7 million at the weighted average price of approximately $6.63 per share, inclusive of commissions. This represents a premium of approximately 3.6% of the net asset value per share as of December 31, 2015.

The Board of Directors’ authorized program to repurchase up to $75.0 million worth of the Company’s common stock expired on June 30, 2016. During the six months ended June 30, 2016, the Company repurchased shares under the November 5, 2015 repurchase program totaling 4,917,026 shares of its common stock for approximately $25.6 million at the weighted average price of approximately $5.20 per share, inclusive of commissions. This represents a discount of approximately 30.7% of the net asset value per share as of December 31, 2016.

The Company did not repurchase shares of its common stock during the year ended December 31, 2017, as the program to repurchase up to $75.0 million worth of the Company’s common stock expired on June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
January 1, 2016 – January 31, 2016	2,155,303	$5.48	2,155,303	$39.5 million
February 1, 2016 – February 29, 2016	2,562,494	$4.97	2,562,494	$26.8 million
March 1, 2016 – March 31, 2016	199,229	$5.17	199,229	$25.8 million
April 1, 2016 – December 31, 2016	—	—	—	—
Total – Year ended December 31, 2016	4,917,026		4,917,026

NOTE 13. SELECTED QUARTERLY DATA (UNAUDITED)

	Year Ended December 31, 2018
	Quarter Ended December 31	Quarter Ended September 30	Quarter Ended June 30	Quarter Ended March 31
Total Investment Income	$15,193,294	$15,218,452	$12,518,722	$13,346,800
Net Investment Income	8,482,607	8,612,504	7,688,011	8,723,096
Net (Decrease) Increase in Net Assets resulting from Operations	(34,117,656)	6,512,309	6,901,911	11,490,063
Net Increase in Net Assets resulting from Net Investment Income, per common share, basic and diluted(1)	$0.18	$0.18	$0.15	$0.17
Net Increase in Net Assets resulting from Operations, per common share, basic and diluted(1)	$(0.71)	$0.13	$0.14	$0.22

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

NOTE 13. SELECTED QUARTERLY DATA (UNAUDITED) (cont.)

____________

(1)  Due to the anti-dilutive effect on the computation of diluted earnings per share, the adjustments for interest and deferred issuance costs on the Convertible Notes, and the related impact on the Base Fees and net investment income incentive fees as well as weighted average common shares outstanding adjustments for the dilutive effect of the Convertible Notes were excluded from the quarters ended December 31, 2018, September 30, 2018, June 30, 2018, and March 31, 2018.

	Year Ended December 31, 2017
	Quarter Ended December 31	Quarter Ended September 30	Quarter Ended June 30	Quarter Ended March 31
Total Investment Income	$13,441,687	$14,497,697	$17,012,153	$16,465,480
Net Investment Income	7,628,828	6,767,753	8,046,907	8,283,424
Net Increase in Net Assets resulting from Operations	16,421,797	6,016,019	9,117,896	12,053,959
Net Increase in Net Assets resulting from Net Investment Income, per common share, basic and diluted(1)	$0.15	$0.13	$0.16	$0.16
Net Increase in Net Assets resulting from Operations, per common share, basic	$0.32	$0.12	$0.18	$0.23
Net Increase in Net Assets resulting from Operations, per common share, diluted	$0.31	$0.12	$0.18	$0.23

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

	Year Ended December 31, 2016
	Quarter Ended December 31	Quarter Ended September 30	Quarter Ended June 30	Quarter Ended March 31
Total Investment Income	$18,869,245	$18,095,792	$17,046,527	$15,268,482
Net Investment Income	9,395,951	6,539,020	6,798,806	4,044,516
Net Increase (Decrease) in Net Assets resulting from Operations	36,299,055	42,912,763	48,263,840	(17,113,895)
Net Increase in Net Assets resulting from Net Investment Income, per common share, basic and diluted(2)	$0.18	$0.13	$0.13	$0.08
Net Increase (Decrease) in Net Assets resulting from Operations, per common share, basic(1)	0.71	$0.83	$0.94	$(0.32)
Net Increase (Decrease) in Net Assets resulting from Operations, per common share, diluted(1)	$0.62	$0.72	$0.81	$(0.32)

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

NOTE 14. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. The compliance date for the Amendments is for all filings on or after November 5, 2018. Management has adopted the amendments and included the required disclosures in the Company’s consolidated financial statements herein. Prior periods have been reclassified to conform to the current year presentation.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a Consensus of the Emerging Issues Task Force) (“ASU 2016-18”), which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. Management adopted the new guidance as of January 1, 2018 and upon adoption of the standard, restricted cash was included as part of beginning and ending cash and cash equivalents on the consolidated statement of cash flows for the year ended December 31, 2018, 2017 and 2016.

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

NOTE 15. RISKS AND UNCERTAINTIES

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

Many of the companies in which the Company has made or will make investments may be susceptible to adverse economic conditions, which may affect the ability of a company to repay OXSQ’s loans or engage in a liquidity event such as a sale, recapitalization, or initial public offering. Therefore, the Company’s nonperforming assets may increase, and the value of the Company’s portfolio may decrease during this period. Adverse economic conditions also may decrease the value of any collateral securing some of the Company’s loans and the value of its equity investments. Adverse economic conditions could lead to financial losses in the Company’s portfolio and a decrease in its revenues, net income, and the value of the Company’s assets.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

NOTE 15. RISKS AND UNCERTAINTIES (cont.)

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

NOTE 16. CONCENTRATION OF CREDIT RISK

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

NOTE 17. SUBSEQUENT EVENTS

On February 22, 2019, the Board of Directors declared distributions to stockholders as shown below: The Company will pay distributions on a monthly basis beginning April 30, 2019.

Per Share Distribution Amount Declared	Record Dates	Payable Dates
$0.200	March 15, 2019	March 29, 2019
$0.067	April 23, 2019	April 30, 2019
$0.067	May 24, 2019	May 31, 2019
$0.067	June 21, 2019	June 28, 2019

On January 30, 2019, approximately $7.3 million of the principal outstanding under the Credit Facility was repaid by the Company.

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

Item 9. Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2018 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

(c) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position	Director Since	Term Expires
Interested Directors
Jonathan H. Cohen	54	Chief Executive Officer	2003	2021
Charles M. Royce	79	Director	2003	2020

Independent Directors
Steven P. Novak	71	Chairman of the Board of Directors	2003	2020
Richard W. Neu	63	Director	2016	2019
George Stelljes III	57	Director	2016	2021

Executive Officers
Saul B. Rosenthal	50	President and Chief Operating Officer
Bruce L. Rubin	59	Chief Financial Officer, Corporate Secretary and Treasurer
Gerald Cummins	63	Chief Compliance Officer

Jonathan H. Cohen has served as Chief Executive Officer of both OXSQ and Oxford Square Management, and as the managing member of Oxford Funds, since 2003. Mr. Cohen has also served as Chief Executive Officer and Director of Oxford Lane Capital Corp. (NasdaqGS:OXLC), a registered closed-end fund, and as Chief Executive Officer of Oxford Lane Management, since 2010. Mr. Cohen has also served since 2015 as the Chief Executive Officer of Oxford Bridge Management, LLC, the investment adviser to Oxford Bridge, LLC, and, since October 2018, Oxford Bridge II, LLC, both private investment funds. Mr. Cohen has also served since November, 2018 as Chief Executive Officer at Oxford Gate Management, LLC, the investment advisor to Oxford Gate Master Fund, LLC, a private fund. Previously, Mr. Cohen managed technology equity research groups at Wit Capital, Merrill Lynch, UBS and Smith Barney. Mr. Cohen is member of the Board of Trustees of Connecticut College. Mr. Cohen received a B.A. in Economics from Connecticut College and an M.B.A. from Columbia University. Mr. Cohen’s depth of experience in managerial positions in investment management, securities research and financial services, as well as his intimate knowledge of our business and operations, gives our Board of Directors valuable industry-specific knowledge and expertise on these and other matters.

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

Saul B. Rosenthal has served as Chief Operating Officer since 2003 and President since 2004 of OXSQ and Oxford Square Management, and is a member of Oxford Funds. In addition, Mr. Rosenthal has served as President and a Director of Oxford Lane Capital Corp. (NasdaqGS:OXLC), a registered closed-end fund, and as President of Oxford Lane Management, since 2010. Mr. Rosenthal has also served since 2015 as President of Oxford Bridge Management, the investment adviser to Oxford Bridge, LLC, and since October 2018, Oxford Bridge II, LLC, both private investment funds. Mr. Rosenthal has also served since November 2018 as President at Oxford Gate Management, LLC, the investment advisor to Oxford Gate Master Fund, LLC, a private fund. Mr. Rosenthal was previously an attorney at the law firm of Shearman & Sterling LLP. Mr. Rosenthal serves on the boards of Lift Forward, Inc., and the National Museum of Mathematics. Mr. Rosenthal received a B.S., magna cum laude, from the Wharton School of the University of Pennsylvania, a J.D. from Columbia University Law School, where he was a Harlan Fiske Stone Scholar, and a LL.M. (Taxation) from New York University School of Law.

Bruce L. Rubin has served as the Company’s Controller since 2005, the Company’s Senior Vice President and Treasurer since 2009, the Company’s Chief Accounting Officer since August 2015 and the Company’s Chief Financial Officer and Secretary since August 2015. Mr. Rubin has also served as Oxford Lane Capital Corp.’s Chief Financial Officer and Secretary since August 2015, and as its Treasurer and Controller since its initial public offering in 2011. Mr. Rubin also currently serves as the Chief Financial Officer and Secretary of Oxford Lane Management, LLC, OXSQ Management, Oxford Funds, Oxford Bridge Management, LLC and Oxford Gate Management, LLC. From 1995 to 2003, Mr. Rubin was the Assistant Treasurer & Director of Financial Planning of the New York Mercantile Exchange, Inc., the largest physical commodities futures exchange in the world and has extensive experience with Sarbanes-Oxley, treasury operations and SEC reporting requirements. From 1989 to 1995, Mr. Rubin was a manager in financial operations for the American Stock Exchange, where he was primarily responsible for budgeting matters. Mr. Rubin began his career in commercial banking as an auditor primarily of the commercial lending and municipal bond dealer areas. Mr. Rubin received his BBA in Accounting from Hofstra University where he also obtained his M.B.A. in Finance.

Gerald Cummins has served as the Company’s Chief Compliance Officer since June 2015 pursuant to an agreement between the Company and Alaric Compliance Services, LLC, a compliance consulting firm. Mr. Cummins also currently serves as the Chief Compliance Officer of Oxford Square Management, Oxford Lane Capital Corp., Oxford Lane Management, LLC, Oxford Funds LLC, Oxford Bridge Management, LLC, and since 2018 Oxford Gate Management, LLC. Mr. Cummins has been a Director of Alaric Compliance Services, LLC since June 2014 and in that capacity he also serves as the Chief Compliance Officer to a private equity firm. Prior to joining Alaric Compliance Services, LLC, Mr. Cummins was a consultant for Barclays Capital Inc. from 2012 to 2013, where he participated in numerous compliance projects on pricing and valuation, compliance assessments, and compliance policy and procedure development. Prior to his consulting work at Barclays, Mr. Cummins was from 2010 to 2011 the Chief Operating Officer and the Chief Compliance Officer for BroadArch Capital and from 2009 to 2011 the Chief Financial Officer and Chief Compliance Officer to its predecessor New Castle Funds, a long-short equity asset manager. Prior to that, Mr. Cummins spent 25 years at Bear Stearns Asset Management, where he was a Managing Director and held senior compliance, controllers and operations risk positions. Mr. Cummins graduated with a B.A. in Mathematics from Fordham University.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based solely upon review of Forms 3, 4 and 5 (and amendments thereto) furnished to the Company during or in respect of the year ended December 31, 2018 and written representations from certain reporting persons, we believe that during the year ended December 31, 2018 all Section 16(a) filing requirements applicable to our directors, executive officers, and 10.0% or greater stockholders were satisfied in a timely manner during the year ended December 31, 2018.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics (the “code”) which applies to, among others, our senior officers, including our Chief Executive Officer and our Chief Financial Officer, as well as every officer, director and employee of OXSQ. Our code can be accessed via our website at http://www.oxfordsquarecapital.com. We intend to disclose amendments to or waivers from a required provision of the code on Form 8-K. We intend to disclose any substantive amendments to, or waivers from, this code of ethics within four business days of the waiver or amendment through a posting on our website.

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors implemented since the filing of our Proxy Statement for our 2018 Annual Meeting of Stockholders.

Audit Committee

The Audit Committee operates pursuant to a charter approved by our Board of Directors, copy of which is available on our website at www.oxfordsquarecapital.com. The charter sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include recommending the selection of our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements and periodic filings, and receiving the audit reports covering our financial statements. The Audit Committee is presently composed of five persons: Messrs. Novak, Neu and Stelljes, all of whom are considered independent under the rules promulgated by the NASDAQ Global Stock Market. Our Board of Directors has determined that Messrs. Novak and Neu are each an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act. Messrs. Novak, Neu and Stelljes each meet the current independence and experience requirements of Rule 10A-3 of the Exchange Act and, in addition, are each not an “interested person” of OXSQ as defined in Section 2(a)(19) of the 1940 Act. Mr. Neu currently serves as Chairman of the Audit Committee. The Audit Committee met on four occasions during 2018.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Chief Executive Officer and Other Executive Officers

None of our officers receive direct compensation from OXSQ. As a result, we do not engage any compensation consultants. Mr. Cohen, our Chief Executive Officer, and Mr. Rosenthal, our President and Chief Operating Officer, through their ownership interest in Oxford Funds, the managing member of Oxford Square Management, are entitled to a portion of any profits earned by Oxford Square Management, which includes any fees payable to Oxford Square Management under the terms of our Amended Investment Advisory Agreement, less expenses incurred by Oxford Square Management in performing its services under the Amended Investment Advisory Agreement. Messrs. Cohen and Rosenthal do not receive any additional compensation from Oxford Square Management in connection with the management of our portfolio.

The compensation of our Chief Financial Officer and Corporate Secretary is paid by our administrator, Oxford Funds, LLC, subject to reimbursement by us of an allocable portion of such compensation for services rendered by our Chief Financial Officer and Corporate Secretary to OXSQ. The allocable portion of such compensation that is reimbursed to Oxford Funds, LLC by us is based on an estimate of the time spent by our Chief Financial Officer and Corporate Secretary and other administrative personnel in performing their respective duties for us in accordance with the Administration Agreement. For the fiscal year ended December 31, 2018, we accrued approximately $0.9 million for the allocable portion of compensation expenses incurred by Oxford Funds, LLC on our behalf for our Chief Financial Officer, our Treasurer and Controller, and other administrative support personnel, pursuant to our Administration Agreement with Oxford Funds, LLC. Mr. Cummins is a Director of Alaric Compliance Services, LLC, and performs his functions as our Chief Compliance Officer under the terms of an agreement between us and Alaric Compliance Services, LLC. For the fiscal year ended December 31, 2018, we accrued approximately $121,000 for the fees paid to Alaric Compliance Services, LLC.

Director Compensation

Each independent director receives an annual fee of $90,000. The Chairman of the Board of Directors receives an additional annual fee of $30,000 for his service as Chairman of the Board of Directors. In addition, the independent directors receive $4,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Board of Directors meeting, $1,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Valuation Committee meeting, $1,500 plus reimbursement of reasonable out of-pocket expenses incurred in connection with attending each Audit Committee meeting, $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Nominating and Corporate Governance Committee meeting, $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Compensation Committee meeting. The Chairman of the Audit Committee also receives an additional annual fee of $10,000 for his service as chair of the Audit Committee. The Chairman of the Valuation Committee also receives an additional annual fee of $7,500 for his service as chair of the Valuation Committee. The Chairman of the Nominating and Corporate Governance Committee also receives an additional annual fee of $5,000 for his service as chair of the Nominating and Corporate Governance Committee. The Chairman of the Compensation Committee also receives an additional annual fee of $5,000 for his service as chair of the Compensation Committee. No compensation was paid to directors who are interested persons of OXSQ as defined in the 1940 Act.

The following table sets forth compensation of our directors for the year ended December 31, 2018.

Name	Fees Earned or Paid in Cash(1)	All Other Compensation(2)	Total
Interested Directors
Jonathan H. Cohen	—	—	—
Charles M. Royce	—	—	—
Independent Directors
Steven P. Novak(4)	$163,000	—	$163,000
Richard W. Neu	$143,000	—	$143,000
George Stelljes III	$135,500	—	$135,500

____________

(1)  For a discussion of the independent directors’ compensation, see above.

(2)  We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.

Compensation Committee

The Compensation Committee operates pursuant to a charter approved by our Board of Directors, a copy of which is available on our website at www.oxfordsquarecapital.com. The charter sets forth the responsibilities of the Compensation Committee. The Compensation Committee is responsible for annually reviewing and recommending for approval to our Board of Directors the Investment Advisory Agreement and the Administration Agreement. The Compensation Committee is also responsible for reviewing and approving the compensation of the Independent Directors, including the Chairman of the Board of Directors. In addition, although we do not directly compensate our executive officers currently, to the extent that we do so in the future, the Compensation Committee would also be responsible for reviewing and evaluating their compensation and making recommendations to the board of directors regarding their compensation. Lastly, the Compensation Committee would produce a report on our executive compensation practices and policies for inclusion in our proxy statement if required by applicable proxy rules and regulations and, if applicable, make recommendations to the board of directors on our executive compensation practices and policies. The Compensation Committee has the authority to engage compensation consultants and to delegate their duties and responsibilities to a member or to a subcommittee of the Compensation Committee. The Compensation Committee is presently composed of three persons: Messrs. Novak, Neu and Stelljes, all of whom are considered independent under the rules of the NASDAQ Global Select Market and are not “interested persons” of Oxford Square Capital Corp. as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Novak serves as Chairman of the Compensation Committee. The Compensation Committee met one time during 2018.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2018 none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the Compensation Committee of the Company or on the Board of Directors of the Company. No current or past executive officers of the Company or its affiliates serve on the Company’s Compensation Committee.

Compensation Committee Report

Currently, none of our executive officers are compensated by the Company and as such the Compensation Committee is not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 27, 2019, the beneficial ownership of each current director, the director nominees, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage of Class(2)
Interested Directors
Jonathan H. Cohen(3)	1,405,099		2.9%
Charles M. Royce(4)	1,276,186		2.7%

Independent Directors
Steven P. Novak(5)	30,540		*
Richard W. Neu	50,000		*
George Stelljes III	22,000		*

Executive Officers
Saul B. Rosenthal(3)	1,202,236		2.5%
Bruce L. Rubin(6)	8,987		*
Gerald Cummins	—		—
Executive Officers and Directors as a Group	3,994,503	(7)	8.4%

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

(2)  Based on a total of 47,650,959 shares of our common stock issued and outstanding on February 27, 2019.

(3)  Includes 545 shares held by Oxford Funds, which may be deemed to be beneficially owned by Messrs. Cohen and Rosenthal by virtue of their ownership interests therein.

(4)  Mr. Royce may be deemed to beneficially own 981,972 shares held by Royce Family Investments, LLC and 294,214 shares held by Royce Family Fund, Inc. Mr. Royce disclaims beneficial ownership of any shares directly held by Royce Family Fund, Inc. The address for both of these entities is 745 Fifth Avenue, New York, New York 10151.

(5)  These shares are held by Mr. Novak’s spouse, which Mr. Novak may be deemed to beneficially own.

(6)  Mr. Rubin may be deemed to beneficially own 688 shares held by his children. Mr. Rubin disclaims beneficial ownership of any shares directly held by his children.

(7)  The 545 shares held by Oxford Funds, described in footnote 3 above, are included in the number of shares held by each of Mr. Cohen and Mr. Rosenthal, but are only counted once in the total held by the executive officers and directors as a group.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of February 27, 2019.

Name of Director	Dollar Range of Equity Securities Beneficially Owned(1)(2)
Interested Directors
Jonathan H. Cohen	Over $100,000
Charles M. Royce	Over $100,000

Independent Directors
Steven P. Novak	Over $100,000
Richard W. Neu	Over $100,000
George Stelljes III	Over $100,000

____________

(1)  The dollar ranges are: None, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or Over $100,000.

(2)  The dollar range of equity securities beneficially owned in us is based on the closing price for our common stock of $7.03 on February 27, 2019 on the NASDAQ Global Select Market. Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

We have entered into the Investment Advisory Agreement with Oxford Square Management. Oxford Square Management is controlled by Oxford Funds, its managing member. In addition to Oxford Funds, Oxford Square Management is owned by Charles M. Royce, a member of our Board of Directors, who holds a minority, non-controlling interest in Oxford Square Management as the non-managing member. Oxford Funds, as the managing member of Oxford Square Management, manages the business and internal affairs of Oxford Square Management. In addition, Oxford Funds provides us with office facilities and administrative services pursuant to the Administration Agreement.

Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, at Oxford Bridge Management, LLC, the investment adviser to the Oxford Bridge Funds, and Oxford Gate Management, LLC, the investment adviser to the Oxford Gate Funds. Oxford Funds is the managing member of each of Oxford Bridge Management, LLC and Oxford Gate Management, LLC. In addition, Bruce L. Rubin serves as the Chief Financial Officer and Secretary, and Gerald Cummins serves as the Chief Compliance Officer, respectively, of each of Oxford Bridge Management, LLC and Oxford Gate Management, LLC.

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

As a result, certain conflicts of interest may arise with respect to the management of our portfolio by Messrs. Cohen and Rosenthal on the one hand, and the obligations of Messrs. Cohen and Rosenthal to manage Oxford Lane Capital Corp., the Oxford Bridge Funds and the Oxford Gate Funds, respectively, on the other hand.

Oxford Square Management, Oxford Lane Management, LLC, Oxford Bridge Management, LLC and Oxford Gate Management, LLC are subject to a written policy with respect to the allocation of investment opportunities among the Company, Oxford Lane Capital Corp., the Oxford Bridge Funds and the Oxford Gate Funds. Where investments are suitable for more than one entity, the allocation policy generally provides that, depending on size and subject to current and anticipated cash availability, the absolute size of the investment as well as its relative size compared to the total assets of each entity, current and anticipated weighted average costs of capital, among other factors, an investment amount will be determined by the adviser to each entity. If the investment opportunity is sufficient for each entity to receive its investment amount, then each entity receives the investment amount; otherwise, the investment amount is reduced pro rata. On June 14, 2017, the Securities and Exchange Commission issued an order permitting the Company and certain of its affiliates to complete negotiated co-investment transactions in portfolio companies, subject to certain conditions (the “Order”). Subject to satisfaction of certain conditions to the Order, the Company and certain of its affiliates are now permitted, together with any future BDCs, registered closed-end funds and certain private funds, each of whose investment adviser is the Company’s investment adviser or an investment adviser controlling, controlled by, or under common control with the Company’s investment adviser, to co-invest in negotiated investment opportunities where doing so would otherwise be prohibited under the 1940 Act, providing the Company’s stockholders with access to a broader array of investment opportunities. Pursuant to the Order, we are permitted to co-invest in such investment opportunities with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.

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

In order to evaluate the materiality of any such relationship, our Board of Directors uses the definition of director independence set forth in the rules promulgated by the NASDAQ Stock Market. Rule 5605(a)(2) provides that a director of a BDC, shall be considered to be independent if he or she is not an “interested person” of OXSQ, as defined in Section 2(a)(19) of the 1940 Act.

The Board of Directors has determined that each of the directors is independent and has no relationship with us, except as a director and stockholder, with the exception of Jonathan H. Cohen, as a result of his position as our Chief Executive Officer, and Charles M. Royce, as a result of his ownership of a minority, non-controlling interest in our investment adviser, Oxford Square Management.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2018 and December 31, 2017. PricewaterhouseCoopers LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

For the years ended December 31, 2018 and December 31, 2017, the Company incurred the following fees for services provided by PricewaterhouseCoopers LLP, including expenses:

	Fiscal Year Ended December 31, 2018	Fiscal Year Ended December 31, 2017
Audit Fees	$738,000	$1,334,094
Audit-Related Fees	—	—
Tax Fees	61,500	61,500
All Other Fees	—	—
Total Fees:	$799,500	$1,395,594

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

During the year ended December 31, 2018, the Audit Committee pre-approved 100% of non-audit services in accordance with the pre-approval policy described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following consolidated financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

3.2	Articles of Amendment (Incorporated by reference to Current Report on Form 8-K filed December 3, 2007).

3.3	Articles of Amendment (Incorporated by reference to the Registrant’s current report on Form 8-K, filed on March 20, 2018).

3.4	Articles of Amendment (Incorporated by reference to the Registrant’s current report on Form 8-K, filed on March 20, 2018).

3.5	Third Amended and Restated Bylaws (Incorporated by reference to the Registrant’s report on Form 10-Q filed on November 7, 2016).

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

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

4.4	Form of Global Note with respect to the 6.50% Notes due 2024 (Incorporated by reference to Exhibit 4.3 hereto, and Exhibit A therein).

10.1	Investment Advisory Agreement between Registrant and Oxford Square Management, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on July 1, 2011).

10.2	Custodian Agreement between Registrant and U.S. Bank National Association (Incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 10-Q, filed on November 6, 2014).

10.3

Amended and Restated Administration Agreement between Registrant and Oxford Funds, LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q filed on May 10, 2012).

10.4	Second Amended and Restated Distribution Reinvestment Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 10-K filed on March 4, 2015).

10.14	Oxford Square Management, LLC’s Fee Waiver Letter, dated March 9, 2016 (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K, filed on March 10, 2016).

10.15

Form of Credit and Security Agreement among Oxford Square Funding 2018, LLC, as borrower, the lenders from time to time parties thereto, Citibank, N.A., as administrative agent, The Bank of New York Mellon Trust Company, National Association, as collateral agent and as collateral custodian, and Oxford Square Capital Corp., as collateral manager, dated June 21, 2018 (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K, filed on June 22, 2018).

10.16

Form of Sale, Contribution And Master Participation Agreement by and between Oxford Square Funding 2018, LLC, as the buyer and Oxford Square Capital Corp., as the seller, dated June 21, 2018 (Incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K, filed on June 22, 2018).

10.17

Form Collateral Administration Agreement among Oxford Square Funding 2018, LLC, as borrower, Oxford Square Capital Corp., as collateral manager, and The Bank of New York Mellon Trust Company, National Association, as collateral administrator, dated June 21, 2018 (Incorporated by reference to Exhibit 10.3 to the Registrant’s report on Form 8-K, filed on June 22, 2018).

10.18

First Amendment to the Credit and Security Agreement among Oxford Square Funding 2018, LLC, as borrower, Oxford Square Capital Corp., as equityholder and collateral manager, and Citibank, N.A., as lender and administrative agent, dated October 12, 2018 (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K, filed on October 12, 2018).

10.19

Sale, Contribution and Master Participation Agreement by and between Oxford Square Funding 2018, LLC, as the buyer and Oxford Square Capital Corp., as the seller, dated October 12, 2018 (Incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K, filed on October 12, 2018).

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to the Registrant’s report on Form 8-K, filed on March 2, 2017.)

21.1	Subsidiaries of Registrant and jurisdiction of incorporation/organization: Oxford Square Funding 2018, LLC - Delaware.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

____________

* Filed herewith.

c. Financial statement schedule

SCHEDULE 12-14

OXSQ CAPITAL CORP.
INVESTMENTS IN AND ADVANCES TO AFFILIATES
(AMOUNTS IN THOUSANDS)

Name of Issuer	Title of Issue or Nature of Indebtedness	Amount of Interest or Distributions Credited to Income(2)	Value as of December 31, 2017	Gross Additions(3)	Gross Reductions(4)	Net Change in Unrealized Appreciation	Value as of December 31, 2018
AFFILIATED INVESTMENT:
Unitek Global Systems, Inc.	Senior Secured Notes	$179.1	$2,665.1	$6.7	$(2,634.6)	$(37.2)	$—
	Subordinated Debt	92.8	786.6	92.6	(869.7)	(9.5)	—
	Common Stock(1)	—	3,048.3	—	—	(2,899.0)	149.3
	Series A Super Senior Preferred Equity(1)	—	—	2,001.6	—	160.2	2,161.8
	Series A Senior Preferred Equity(1)	—	3,272.7	—	—	690.5	3,963.2
	Series A Preferred Equity(1)	—	8,446.2	—	—	(228.3)	8,217.9
	Warrants(1)	—	—	—	—	—	—
Total Affiliated Investment		271.9	18,218.9	2,100.9	(3,504.3)	(2,323.3)	14,492.2
Total Control Investment		—	—	—	—	—	—
TOTAL CONTROL AND AFFILIATED INVESTMENTS		$271.9	$18,218.9	$2,100.9	$(3,504.3)	$(2,323.3)	$14,492.2

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

OXFORD SQUARE CAPITAL CORP.

Date: February 28, 2019	/s/ Jonathan H. Cohen
Jonathan H. Cohen
Chief Executive Officer (Principal Executive Officer)
Date: February 28, 2019	/s/ Bruce L. Rubin
Bruce L. Rubin Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: February 28, 2019	/s/ Steven P. Novak
Steven P. Novak Chairman of the Board of Directors

Date: February 28, 2019	/s/ Jonathan H. Cohen
Jonathan H. Cohen Chief Executive Officer and Director (Principal Executive Officer)

Date: February 28, 2019	/s/ Richard W. Neu
Richard W. Neu Director

Date: February 28, 2019	/s/ Charles M. Royce
Charles M. Royce Director

Date: February 28, 2019	/s/ George Stelljes III
George Stelljes III Director