Form 10-Q
period 2019-03-31
Oxford Square Capital Corp.
filed 2019-05-01
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-00638

OXFORD SQUARE CAPITAL CORP.

(Exact name of registrant as specified in its charter)

MARYLAND	20-0188736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 SOUND SHORE DRIVE, SUITE 255
GREENWICH, CONNECTICUT 06830

(Address of principal executive office)

(203) 983-5275
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller Reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	OXSQ	NASDAQ Global Select Market LLC
6.50% Notes due 2024	OXSQL	NASDAQ Global Select Market LLC
6.25% Notes due 2026	OXSQZ	NASDAQ Global Select Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of April 30, 2019 was 47,650,959.

OXFORD SQUARE CAPITAL CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Non-affiliated/non-control investments (cost: $484,168,171 and $486,232,755, respectively)	$432,660,699	$430,496,633
Affiliated investments (cost: $9,126,017 and $9,126,017, respectively)	15,942,483	14,492,197
Cash equivalents	10,081,620	13,905,059
Restricted cash	2,402,254	3,175,805
Interest and distributions receivable	4,569,350	4,682,735
Other assets	462,084	392,784
Total assets	$466,118,490	$467,145,213
LIABILITIES
Notes payable – Credit Facility, net of deferred issuance costs	$77,301,544	$85,522,569
Notes payable – 6.50% Unsecured Notes, net of deferred issuance costs	62,744,927	62,664,863
Securities purchased not settled	4,433,875	—
Base management fee and net investment income incentive fee payable to affiliate	2,782,589	3,227,456
Accrued interest payable	339,407	488,608
Accrued expenses	572,141	517,470
Total liabilities	148,174,483	152,420,966
COMMITMENTS AND CONTINGENCIES (Note 13)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized; 47,650,959 and 47,650,959 shares issued and outstanding, respectively	476,509	476,509
Capital in excess of par value	456,970,560	456,970,560
Total distributable earnings / (accumulated losses)	(139,503,062)	(142,722,822)
Total net assets	317,944,007	314,724,247
Total liabilities and net assets	$466,118,490	$467,145,213
Net asset value per common share	$6.67	$6.60

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2019

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes
Aerospace and Defense
Novetta, LLC
first lien senior secured notes, 7.50% (LIBOR + 5.00%), (1.00% floor) due October 16, 2022(4)(5)(6)(16)(21)	$5,514,380	$5,466,090	$5,397,199
Total Aerospace and Defense		$5,466,090	$5,397,199	1.7%

Business Services
Access CIG, Inc.
first lien senior secured notes, 6.24% (LIBOR + 3.75%), (0.00% floor) due February 27, 2025(4)(5)(6)(14)(15)(21)	$495,001	$495,001	$488,507
second lien senior secured notes, 10.24% (LIBOR + 7.75%), (0.00% floor) due February 27, 2026(4)(5)(14)(16)(21)	16,754,000	16,857,649	16,530,669

Convergint Technologies, LLC
second lien senior secured notes, 9.25% (LIBOR + 6.75%), (0.75% floor) due February 2, 2026(4)(5)(16)(21)	1,500,000	1,492,951	1,440,000

Imagine! Print Solutions
second lien senior secured notes, 11.25% (LIBOR + 8.75%), (1.00% floor) due June 21, 2023(4)(5)(16)(21)	15,000,000	14,844,966	13,275,000

OMNIA Partners, Inc.
first lien senior secured notes, 6.55% (LIBOR + 3.75%), (0.00% floor ) due May 23, 2025(4)(5)(6)(14)(15)(21)	5,955,000	5,957,958	5,910,338
second lien senior secured notes, 10.30% (LIBOR + 7.50%), (0.00% floor) due May 22, 2026(4)(5)(14)(15)(21)	14,000,000	13,937,356	13,510,000

Premiere Global Services, Inc.
senior secured notes, 9.24% (LIBOR + 6.50%), (1.00% floor) due December 8, 2021(4)(5)(6)(15)	14,533,279	13,725,345	9,119,633
second lien senior secured notes, 12.30% (LIBOR + 9.50%), (1.00% floor) due June 6, 2022(4)(5)(15)	10,000,000	9,800,508	5,000,000

Verifone Systems, Inc.
first lien senior secured notes, 6.68% (LIBOR + 4.00%), (0.00% floor) due August 20, 2025(4)(5)(6)(15)(21)	6,982,500	6,951,043	6,886,491
second lien senior secured notes, 10.68% (LIBOR + 8.00%), (0.00% floor) due August 20, 2026(4)(5)(15)(21)	8,000,000	7,925,691	7,820,000
Total Business Services		$91,988,468	$79,980,638	25.2%

Diversified Insurance
AmeriLife Group LLC
first lien senior secured notes, 7.25% (LIBOR + 4.75%), (1.00% floor) due July 10, 2022(4)(5)(6)(16)(21)	$14,944,028	$14,857,061	$14,906,668
Total Diversified Insurance		$14,857,061	$14,906,668	4.7%

Education
Edmentum, Inc. (f/k/a Plato, Inc.)
first lien senior secured notes, 7.24% (LIBOR + 4.50%), (1.00% floor) Cash, 4.00% PIK due June 9, 2021(3)(4)(5)(6)(15)(21)	$5,982,205	$5,942,815	$5,025,052
Total Education		$5,942,815	$5,025,052	1.6%

Financial Intermediaries
First American Payment Systems
second lien senior secured notes, 13.14% (LIBOR + 10.50%), (1.00% floor) due July 5, 2024(4)(5)(21)(22)	$1,500,000	$1,464,666	$1,498,125

Lighthouse Network, LLC (f/k/a Harbortouch Payments, LLC)
first lien senior secured notes, 7.24% (LIBOR + 4.50%), (1.00% floor) due November 30, 2024(4)(5)(6)(14)(15)(21)	3,456,250	3,442,077	3,447,609
second lien senior secured notes, 11.24% (LIBOR + 8.50%), (1.00% floor) due November 30, 2025(4)(5)(14)(15)(21)	16,490,000	16,332,825	16,118,975
Total Financial Intermediaries		$21,239,568	$21,064,709	6.6%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2019

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes - (continued)
Healthcare
Keystone Acquisition Corp.
first lien senior secured notes, 8.05% (LIBOR + 5.25%), (1.00% floor) due May 1, 2024(4)(5)(6)(14)(15)(21)	$7,515,091	$7,484,448	$7,252,063
second lien senior secured notes, 12.05% (LIBOR + 9.25%), (1.00% floor) due May 1, 2025(4)(5)(14)(15)(21)	13,000,000	12,860,554	12,610,000

Viant Medical Holdings, Inc.
first lien senior secured notes, 6.55% (LIBOR + 3.75%), (0.00% floor ) due July 2, 2025(4)(5)(15)(21)	9,950,000	9,950,795	9,950,000
second lien senior secured notes, 10.55% (LIBOR + 7.75%), (0.00% floor) due July 2, 2026(4)(5)(15)(21)	5,000,000	4,954,100	4,968,750

ScribeAmerica, LLC
first lien senior secured notes, 7.01% (LIBOR + 4.50%), (0.00% floor ) due April 3, 2025(4)(5)(6)(16)	12,437,186	12,345,239	12,250,628
Total Healthcare		$47,595,136	$47,031,441	14.8%

Logistics
Capstone Logistics Acquisition, Inc.
first lien senior secured notes, 7.00% (LIBOR + 4.50%), (1.00% floor) due October 7, 2021(4)(5)(6)(16)(21)	$13,221,953	$13,201,582	$13,188,898
Total Logistics		$13,201,582	$13,188,898	4.1%

Printing and Publishing
Merrill Communications, LLC
first lien senior secured notes, 7.99% (LIBOR + 5.25%), (1.00% floor ) due June 01, 2022(4)(5)(6)(15)(21)	$4,860,339	$4,853,313	$4,872,490
Total Printing and Publishing		$4,853,313	$4,872,490	1.5%

Software
ECI Software Solutions, Inc.
first lien senior secured notes, 7.06% (LIBOR + 4.25%), (1.00% floor ) due September 27, 2024(4)(5)(6)(14)(15)(21)	$4,949,749	$4,965,477	$4,912,626
second lien senior secured notes, 10.80% (LIBOR + 8.00%), (1.00% floor) due September 29, 2025(4)(5)(14)(15)(21)	15,000,000	14,914,846	14,700,000

Help/Systems Holdings, Inc.
first lien senior secured notes, 6.25% (LIBOR + 3.75%), (0.00% floor) due March 28, 2025(4)(5)(14)(16)(21)	3,970,000	3,978,608	3,915,413
second lien senior secured notes, 10.25% (LIBOR + 7.75%), (0.00% floor) due March 27, 2026(4)(5)(14)(16)(21)	15,500,000	15,487,198	15,383,750

Quest Software, Inc.
first lien senior secured notes, 6.99% (LIBOR + 4.25%), (0.00% floor ) due May 16, 2025(4)(5)(14)(15)(21)	$5,985,000	$5,958,399	$5,895,225
second lien senior secured notes, 10.99% (LIBOR + 8.25%), (0.00% floor) due May 18, 2026(4)(5)(14)(15)(21)	15,000,000	14,861,918	14,756,250
Total Software		$60,166,446	$59,563,264	18.7%

Telecommunications Services
Global Tel Link Corp.
second lien senior secured notes, 10.75% (LIBOR + 8.25%), (0.00% floor) due November 29, 2026(4)(5)(14)(16)	$17,000,000	$16,710,304	$16,603,390
Total Telecommunication Services		$16,710,304	$16,603,390	5.2%

Utilities
CLEAResult Consulting, Inc.
first lien senior secured notes, 6.02% (LIBOR + 3.50%), (0.00% floor ) due August 8, 2025(4)(5)(16)(21)	$4,975,000	$4,951,909	$4,912,813
second lien senior secured notes, 9.77% (LIBOR + 7.25%), (0.00% floor) due August 10, 2026(4)(5)(16)(21)	7,650,000	7,677,050	7,477,875
Total Utilities		$12,628,959	$12,390,688	3.9%
Total Senior Secured Notes		$294,649,742	$280,024,437	88.0%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2019

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation - Debt Investments

Structured Finance
Galaxy XXVIII CLO, Ltd.
CLO secured class F notes, 11.27% (LIBOR + 8.48%), due July 15, 2031(4)(5)(11)(12)(15)	$1,000,000	$929,092	$926,200
Total Structured Finance		$929,092	$926,200	0.3%
Total Collateralized Loan Obligation - Debt Investments		$929,092	$926,200	0.3%

Collateralized Loan Obligation - Equity Investments

Structured Finance
AMMC CLO XI, Ltd.
CLO subordinated notes, estimated yield 15.52% due April 30, 2031(9)(11)(12)(17)	$6,000,000	$3,839,492	$3,180,000

AMMC CLO XII, Ltd.
CLO subordinated notes, estimated yield 13.32% due November 10, 2030(9)(11)(12)(17)	12,921,429	7,163,945	5,427,000

Babson CLO Ltd. 2015-I
CLO subordinated notes, estimated yield 15.57% due January 20, 2031(9)(11)(12)(17)	2,840,000	1,890,069	1,533,600

Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 22.07% due January 18, 2029(9)(11)(12)(17)	9,250,000	5,808,451	5,725,616

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 11.37% due June 09, 2030(9)(11)(12)(17)	18,000,000	13,508,825	10,260,000

Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 14.39% due October 20, 2028(9)(11)(12)(17)	7,700,000	7,504,348	6,468,000

CIFC Funding 2014-3, Ltd.
CLO subordinated notes, estimated yield 15.89% due October 22, 2031(9)(11)(12)(17)	10,000,000	6,513,574	5,600,000

Galaxy XXVIII CLO, Ltd.
CLO subordinated notes, estimated yield 14.62% due July 15, 2031(9)(11)(12)(17)	2,000,000	1,038,529	795,141

Hull Street CLO Ltd.
CLO subordinated notes, estimated yield -11.60% due October 18, 2026(9)(11)(12)(17)	5,000,000	1,590,367	650,000

Ivy Hill Middle Market Credit Fund VII, Ltd.
CLO subordinated notes, estimated yield 9.25% due October 20, 2029(9)(11)(12)(17)	10,800,000	9,092,423	6,409,660

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 13.30% due January 22, 2028(9)(11)(12)(17)	5,422,500	5,236,544	4,771,800

Octagon Investment Partners 38, Ltd.
CLO subordinated notes, estimated yield 17.38% due July 20, 2030(9)(11)(12)(17)	5,000,000	4,352,357	4,400,000

Regatta XV Funding, Ltd.
CLO subordinated notes, estimated yield 0.00% due October 25, 2026(9)(11)(12)(17)(23)	3,000,000	-	90,000

Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 16.16% due July 25, 2030(9)(11)(12)(14)(17)	45,500,000	43,937,113	38,220,000

Steele Creek CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 22.52% due April 21, 2031(9)(11)(12)(17)	4,250,000	3,040,516	2,989,875

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 10.37% due July 17, 2026(9)(11)(12)(17)	14,447,790	9,155,084	5,345,682

(Continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2019

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT/SHARES	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation - Equity Investments (continued)
Structured Finance - (continued)
Telos CLO 2013-4, Ltd.
CLO subordinated notes, estimated yield 18.25% due January 17, 2030(9)(11)(12)(17)	$11,350,000	$7,455,077	$5,961,705

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 21.74% due April 17, 2028(9)(11)(12)(17)	28,500,000	18,624,129	14,854,910

Venture XIV, Ltd.
CLO subordinated notes, estimated yield 13.54% due August 28, 2029(9)(11)(12)(17)	2,500,000	1,568,797	1,075,000

Venture XVII, Ltd.
CLO subordinated notes, estimated yield 19.64% due April 15, 2027(9)(11)(12)(17)	6,200,000	4,094,730	3,135,209

Venture XX, Ltd.
CLO subordinated notes, estimated yield 14.28% due April 15, 2027(9)(11)(12)(17)	3,000,000	2,156,094	1,710,000

Vibrant CLO V, Ltd.
CLO subordinated notes, estimated yield 13.50% due January 20, 2029(9)(11)(12)(17)	13,475,000	11,940,372	8,758,750

West CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 2.24% due July 18, 2026(9)(11)(12)(17)	9,250,000	6,077,013	4,255,000

Windriver 2012-1 CLO, Ltd.
CLO subordinated notes, estimated yield -3.40% due January 15, 2026(9)(11)(12)(17)	7,500,000	4,355,171	2,505,647

Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 18.43% due July 15, 2029(9)(11)(12)(17)	10,500,000	8,021,317	6,825,000

CLO Equity Side Letter Related Investments(11)(12)(13)		125,000	762,467
Total Structured Finance		$188,089,337	$151,710,062	47.7%
Total Collateralized Loan Obligation - Equity Investments		$188,089,337	$151,710,062	47.7%

Common Stock
IT Consulting
Unitek Global Services, Inc.
common equity(7)(14)	1,244,188	$684,960	$634,536
Total IT Consulting		$684,960	$634,536	0.2%
Total Common Stock		$684,960	$634,536	0.2%

Preferred Equity
IT Consulting
Unitek Global Services, Inc.
Series A Preferred Equity(7)(14)(24)	5,706,866	$3,677,000	$8,902,711
Series A Senior Preferred Equity(7)(14)(25)	3,002,455	2,762,421	4,143,387
Series A Super Senior Preferred Stock(7)(14)(26)	2,001,636	2,001,636	2,261,849
Total IT Consulting		$8,441,057	$15,307,947	4.8%
Total Preferred Equity		$8,441,057	$15,307,947	4.8%

Other Investments
Software
Algorithmic Implementations, Inc. (d/b/a "Ai Squared")
Earnout payments(7)(18)		$500,000	-
Total Software		$500,000	$-	0.0%
Total Other Investments		$500,000	$-	0.0%

Total Investments in Securities(8)		$493,294,188	$448,603,182	141.0%

Cash Equivalents
First American Government Obligations Fund(19)		$10,081,620	$10,081,620
Total Cash Equivalents		$10,081,620	$10,081,620	3.2%
Total Investments in Securities and Cash Equivalents		$503,375,808	$458,684,802	144.2%

(1)	Other than Unitek Global Services, Inc., of which we are deemed to be an “affiliate,” we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes $5,982,205 of principal amount of debt investments which contain a PIK provision at March 31, 2019.
(4)	Notes bear interest at variable rates.
(5)	Cost reflects accretion of original issue discount or market discount.
(6)	Cost reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $12,572,152; aggregate gross unrealized depreciation for federal income tax purposes is $75,371,217. Net unrealized depreciation is $62,799,065 based upon a tax cost basis of $511,402,247.
(9)	Cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO equity investments.
(10)	The CLO equity investment was optionally redeemed. Refer to “Note 3. Summary of Significant Accounting Policies.”
(11)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2019, the Company held qualifying assets that represented 66.9% of its total assets.
(12)	Investment not domiciled in the United States.
(13)	Fair value represents discounted cash flows associated with fees earned from CLO equity investments.
(14)	Aggregate investments represent greater than 5% of net assets.
(15)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 90-day LIBOR.
(16)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 30-day LIBOR.
(17)	The CLO subordinated notes and income notes are considered equity positions in the CLO funds. Equity investments are entitled to recurring distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s securities less contractual payments to debt holders and fund expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon expected redemption. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.
(18)	Represents the earnout payments related to the sale of Algorithmic Implementations, Inc. (d/b/a “Ai Squared”).
(19)	Represents cash equivalents held in money market accounts as of March 31, 2019.
(20)	The fair value of the investment was determined using significant unobservable inputs. Refer to “Note 4. Fair Value.”
(21)	All or a portion of this investment represents collateral under the Credit Facility.
(22)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 60-day LIBOR.
(23)	This investment represents our percent ownership in certain equity securities transferred to OXSQ upon the redemption of this investment on October 25, 2018.

(24)	The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 13.5% per annum payable in cash. Refer to “Note 3. Summary of Significant Accounting Policies.”

(25)	The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 19.0% per annum payable in cash. Refer to “Note 3. Summary of Significant Accounting Policies.”

(26)	The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to received cumulative preferential dividends at a rate of 20.0% per annum payable in cash. Refer to “Note 3. Summary of Significant Accounting Policies.”

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

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)

December 31, 2018

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
Software – (continued)
Help/Systems Holdings, Inc.
first lien senior secured notes, 6.27% (LIBOR + 3.75%), (0.00% floor) due March 28, 2025(4)(5)(14)(16)(21)	$3,980,000	$3,988,911	$3,810,850
second lien senior secured notes, 10.27% (LIBOR + 7.75%), (0.00% floor) due March 27, 2026(4)(5)(14)(16)(21)	15,500,000	15,489,645	15,035,000

Quest Software, Inc.
first lien senior secured notes, 6.78% (LIBOR + 4.25%), (0.00% floor ) due May 16, 2025(4)(5)(14)(15)(21)	6,000,000	5,972,430	5,790,000
second lien senior secured notes, 10.78% (LIBOR + 8.25%), (0.00% floor) due May 18, 2026(4)(5)(14)(15)(21)	15,000,000	14,859,667	14,775,000
Total Software		$60,196,600	$59,011,416	18.8%

Telecommunications Services
Global Tel Link Corp.
first lien senior secured notes, 6.96% (LIBOR + 4.25%), (0.00% floor ) due November 29, 2025(4)(5)(6)(14)(15)	$2,982,550	$2,967,952	$2,898,054
second lien senior secured notes, 10.96% (LIBOR + 8.25%), (0.00% floor) due November 29, 2026(4)(5)(14)(15)	17,000,000	16,704,668	16,490,000
Total Telecommunication Services		$19,672,620	$19,388,054	6.2%

Utilities
CRCI Longhorn Holdings, Inc.
first lien senior secured notes, 5.89% (LIBOR + 3.50%), (0.00% floor ) due August 8, 2025(4)(5)(16)(21)	$4,987,500	$4,963,660	$4,750,594
second lien senior secured notes, 9.64% (LIBOR + 7.25%), (0.00% floor) due August 10, 2026(4)(5)(15)(21)	7,650,000	7,677,680	7,592,625
Total Utilities		$12,641,340	$12,343,219	3.9%
Total Senior Secured Notes		$293,398,054	$282,736,258	90.0%

Collateralized Loan Obligation – Debt Investments
Structured Finance
Galaxy XXVIII CLO, Ltd.
CLO secured class F notes, 10.82% (LIBOR + 8.48%), due July 15, 2031(4)(5)(11)(12)(15)	$1,000,000	$927,670	$915,900
Total Structured Finance		$927,670	$915,900	0.3%
Total Collateralized Loan Obligation – Debt Investments		$927,670	$915,900	0.3%

Collateralized Loan Obligation – Equity Investments
Structured Finance
AMMC C LO XI, Ltd.
CLO subordinated notes, estimated yield 16.64% due April 30, 2031(9)(11)(12)(17)	$6,000,000	$3,795,529	$2,880,000

AMMC C LO XII, Ltd.
CLO subordinated notes, estimated yield 14.73% due November 10, 2030(9)(11)(12)(17)	12,921,429	6,936,076	4,005,643

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)

December 31, 2018

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Babson CLO Ltd. 2015-I
CLO subordinated notes, estimated yield 17.61% due January 20, 2031(9)(11)(12)(17)	$2,840,000	$1,919,418	$1,476,800

Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 23.93% due January 18, 2029(9)(11)(12)(17)	9,250,000	5,671,112	5,378,741

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 13.23% due June 09, 2030(9)(11)(12)(17)	18,000,000	13,615,944	9,000,000

Cedar Funding VI C LO, Ltd.
CLO subordinated notes, estimated yield 14.92% due October 20, 2028(9)(11)(12)(17)	7,700,000	7,500,748	5,929,000

CIFC Funding 2014-3, Ltd.
CLO subordinated notes, estimated yield 16.09% due October 22, 2031(9)(11)(12)(17)	10,000,000	6,267,967	4,900,000

Galaxy XXVIII CLO, Ltd.
CLO subordinated notes, estimated yield 14.27% due July 15, 2031(9)(11)(12)(17)	2,000,000	1,007,080	655,141

Hull Street CLO Ltd.
CLO subordinated notes, estimated yield -20.06% due October 18, 2026(9)(11)(12)(17)	5,000,000	1,748,206	600,000

Ivy Hill Middle Market Credit Fund VII, Ltd.
CLO subordinated notes, estimated yield 11.72% due October 20, 2029(9)(11)(12)(17)	10,800,000	9,169,698	6,409,660

KVK CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 8.02% due January 15, 2026(9)(11)(12)(17)	14,200,000	1,515,422	—

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 14.00% due January 22, 2028(9)(11)(12)(17)	5,422,500	5,284,799	5,259,825

Octagon Investment Partners 38, Ltd.
CLO subordinated notes, estimated yield 17.33% due July 20, 2030(9)(11)(12)(17)	5,000,000	4,510,614	4,150,000

Regatta XV Funding, Ltd.
CLO subordinated notes, estimated yield 48.27% due October 25, 2026(9)(11)(12)(17)(23)	3,000,000	—	90,000

Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 15.86% due July 25, 2030(9)(11)(12)(14)(17)	45,500,000	43,936,431	39,130,000

Steele Creek CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 24.11% due April 21, 2031(9)(11)(12)(17)	5,000,000	3,561,059	3,597,500

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)

December 31, 2018

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 11.99% due July 17, 2026(9)(11)(12)(17)	$14,447,790	$9,345,851	$5,201,204

Telos CLO 2013-4, Ltd.
CLO subordinated notes, estimated yield 17.80% due January 17, 2030(9)(11)(12)(17)	11,350,000	7,511,448	5,961,705

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 20.93% due April 1 7, 2028(9)(11)(12)(14)(17)	28,500,000	18,995,759	14,284,910

Venture XIV, Ltd.
CLO subordinated notes, estimated yield 15.18% due August 28, 2029(9)(11)(12)(17)	2,500,000	1,581,371	1,075,000

Venture XVII, Ltd.
CLO subordinated notes, estimated yield 17.68% due April 15, 2027(9)(11)(12)(17)	6,200,000	4,167,706	3,259,209

Venture XX, Ltd.
CLO subordinated notes, estimated yield 19.72% due April 15, 2027(9)(11)(12)(17)	3,000,000	2,236,677	1,770,000

Vibrant CLO V, Ltd.
CLO subordinated notes, estimated yield 15.12% due January 20, 2029(9)(11)(12)(17)	13,475,000	12,009,373	8,219,750

West CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 10.67% due July 18, 2026(9)(11)(12)(17)	9,250,000	6,345,384	3,700,000

Windriver 2012-1 CLO, Ltd.
CLO subordinated notes, estimated yield 4.34% due January 15, 2026(9)(11)(12)(17)	7,500,000	4,588,025	2,355,647

Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 19.71% due July 15, 2029(9)(11)(12)(17)	10,500,000	8,060,334	6,720,000

CLO Equity Side Letter Related Investments(11)(12)(13)		125,000	834,740
Total Structured Finance		$191,407,031	$146,844,475	46.7%
Total Collateralized Loan Obligation — Equity Investments		$191,407,031	$146,844,475	46.7%

Common Stock
IT Consulting
Unitek Global Services, Inc.
common equity(7)	1,244,188	$684,960	$149,303
Total IT Consulting		$684,960	$149,303	0.0%
Total Common Stock		$684,960	$149,303	0.0%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)

December 31, 2018

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT/Shares	COST	FAIR VALUE(2)	% of Net Assets
Preferred Equity
IT Consulting
Unitek Global Services, Inc.
Series A Preferred Equity(7)(24)	5,706,866	$3,677,000	$8,217,887
Series A Senior Preferred Equity(7)(25)	3,002,455	2,762,421	3,963,240
Series A Super Senior Preferred Stock(7)(26)	2,001,636	2,001,636	2,161,767
Total IT Consulting		$8,441,057	$14,342,894	4.6%
Total Preferred Equity		$8,441,057	$14,342,894	4.6%

Other Investments
Software
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)
Earnout payments(7)(18)		500,000	—
Total Software		$500,000	$—	0.0%
Total Other Investments		$500,000	$—	0.0%

Total Investments in Securities(8)		$495,358,772	$444,988,830	141.6%

Cash Equivalents
First American Government Obligations Fund(19)		$13,905,059	$13,905,059
Total Cash Equivalents		$13,905,059	$13,905,059	4.4%
Total Investments in Securities and Cash Equivalents		$509,263,831	$458,893,889	146.0%

(1)	Other than Unitek Global Services, Inc., of which we are deemed to be an “affiliate,” we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”).

In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes $5,907,089 of principal amount of debt investments which contain a PIK provision at December 31, 2018.
(4)	Notes bear interest at variable rates.
(5)	Cost reflects accretion of original issue discount or market discount.
(6)	Cost reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $11,843,742; aggregate gross unrealized depreciation for federal income tax purposes is $69,559,109. Net unrealized depreciation is $57,715,367 based upon a tax cost basis of $502,704,197.
(9)	Cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO equity investments.
(10)	The CLO equity investment was optionally redeemed. Refer to “Note 3. Summary of Significant Accounting Policies.”
(11)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2018, the Company held qualifying assets that represented 68% of its total assets.
(12)	Investment not domiciled in the United States.
(13)	Fair value represents discounted cash flows associated with fees earned from CLO equity investments.
(14)	Aggregate investments represent greater than 5% of net assets.
(15)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 90-day LIBOR.
(16)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 30-day LIBOR.

(17)	The CLO subordinated notes and income notes are considered equity positions in the CLO funds. Equity investments are entitled to recurring distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s securities less contractual payments to debt holders and fund expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon expected redemption. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.
(18)	Represents the earnout payments related to the sale of Algorithmic Implementations, Inc. (d/b/a “Ai Squared”).
(19)	Represents cash equivalents held in money market accounts as of December 31, 2018.
(20)	The fair value of the investment was determined using significant unobservable inputs. Refer to “Note 4. Fair Value.”
(21)	All or a portion of this investment represents collateral under the Credit Facility.
(22)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 60-day LIBOR.
(23)	This investment represents our percent ownership in certain equity securities transferred to OXSQ upon the redemption of this investment on October 25, 2018.

(24)	The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 13.5% per annum payable in cash. Refer to “Note 3. Summary of Significant Accounting Policies.”

(25)	The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 19.0% per annum payable in cash. Refer to “Note 3. Summary of Significant Accounting Policies.”

(26)	The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to received cumulative preferential dividends at a rate of 20.0% per annum payable in cash. Refer to “Note 3. Summary of Significant Accounting Policies.”

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
INVESTMENT INCOME
From non-affiliated investments:
Interest income – debt investments	$7,148,481	$5,821,737
Income from securitization vehicles and investments	6,846,925	6,802,864
Other income	229,708	621,983
Total investment income from non-affiliated investments	14,225,114	13,246,584

From affiliated investments:
Interest income – debt investments	—	100,216
Total investment income from affiliated investments	—	100,216
Total investment income	14,225,114	13,346,800
EXPENSES
Interest expense	2,149,841	1,126,080
Base management fees	1,626,538	1,679,814
Professional fees	367,251	156,918
Compensation expense	232,928	260,089
General and administrative	328,517	400,571
Total expenses before incentive fees	4,705,075	3,623,472
Net investment income incentive fees	1,156,051	1,000,232
Total expenses	5,861,126	4,623,704
Net investment income	8,363,988	8,723,096
Net change in unrealized appreciation/(depreciation) on investments:
Non-Affiliated investments	4,228,650	3,351,602
Affiliated investments	1,450,286	(873,570)
Total net change in unrealized appreciation/(depreciation) on investments	5,678,936	2,478,032
Net realized gains/(losses):
Non-Affiliated investments	(1,278,866)	288,935
Extinguishment of debt	(14,106)	—
Total net realized gains/(losses)	(1,292,972)	288,935
Net increase in net assets resulting from operations	$12,749,952	$11,490,063
Net increase in net assets resulting from net investment income per common share (Basic and Diluted)	$0.18	$0.17
Net increase in net assets resulting from operations per common share (Basic and Diluted)	$0.27	$0.22
Weighted average shares of common stock outstanding:
Basic and Diluted	47,650,959	51,200,060
Distributions per share	$0.20	$0.20

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Increase in net assets from operations:
Net investment income	$8,363,988	$8,723,096
Net change in unrealized appreciation/depreciation on investments	5,678,936	2,478,032
Net realized (losses)/gains	(1,292,972)	288,935
Net increase in net assets resulting from operations	12,749,952	11,490,063
Distributions to stockholders:
Distributions from net investment income	(8,100,663)	(10,152,005)
Tax return of capital distributions	(1,429,529)	—
Total distributions to stockholders	(9,530,192)	(10,152,005)
Capital share transactions:
Repurchase of common stock	—	(5,947,490)
Net decrease in net assets from capital share transactions	—	(5,947,490)
Total increase/(decrease) in net assets	3,219,760	(4,609,432)
Net assets at beginning of period	314,724,247	388,418,642
Net assets at end of period	$317,944,007	$383,809,210
Capital share activity:
Shares repurchased	—	(990,260)
Net decrease in capital share activity	—	(990,260)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$12,749,952	$11,490,063
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Accretion of discounts on investments	(134,992)	(198,239)
Amortization of deferred debt issuance costs	104,784	80,070
Increase in investments due to PIK interest income	(89,290)	(59,321)
Purchases of investments	—	(6,060,373)
Repayments of principal	436,790	24,887,326
Proceeds from the sale of investments	3,613,882	1,412,943
Net realized losses/(gains) on investments	1,278,866	(288,935)
Reductions to CLO equity cost value	1,393,203	3,930,990
Net change in unrealized appreciation/depreciation on investments	(5,678,936)	(2,478,032)
Decrease in interest and distributions receivable	113,385	2,315,663
(Increase) decrease in other assets	(69,300)	9,854
Decrease in accrued interest payable	(149,201)	—
Decrease in base management fee and net investment income incentive fee payable	(444,867)	(26,053)
Increase (decrease) in accrued expenses	54,671	(124,863)
Net cash provided by operating activities	13,178,947	34,891,093
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid	(9,530,192)	(10,152,005)
Repurchase of common stock	—	(5,947,490)
Repayment of credit facility	(8,259,851)	—
Net realized losses on extinguishment of debt	14,106	—
Net cash used in financing activities	(17,775,937)	(16,099,495)
Net (decrease) increase in cash and cash equivalents	(4,596,990)	18,791,598
Cash equivalents and restricted cash, beginning of period	17,080,864	30,013,842
Cash equivalents and restricted cash, end of period	$12,483,874	$48,805,440

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$2,194,258	$1,046,016

NON-CASH ACTIVITIES
Securities sold not settled	$—	$1,656,745
Securities purchased not settled	$4,433,875	$18,611,209

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim consolidated financial statements of Oxford Square Capital Corp. (“OXSQ” and, together with its subsidiary, the “Company”), are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of financial statements for the interim period included herein. The current period’s consolidated results of operations are not necessarily indicative of results that may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”).

NOTE 2. ORGANIZATION

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

The Company’s investment activities are managed by Oxford Square Management, LLC (“Oxford Square Management”). Oxford Square Management is an investment adviser registered under the Investment Advisers Act of 1940, as amended. Oxford Square Management is owned by Oxford Funds, LLC (“Oxford Funds”), its managing member and a related party, Charles M. Royce, a member of the Company’s Board of Directors (the “Board”) who holds a minority, non-controlling interest in Oxford Square Management. Under the investment advisory agreement with Oxford Square Management (the “Investment Advisory Agreement”), the Company has agreed to pay Oxford Square Management an annual base management fee based on its gross assets as well as an incentive fee based on its performance. For further details please refer to “Note 7. Related Party Transactions.”

The Company’s consolidated operations include the activities of its wholly-owned subsidiary, Oxford Square Funding 2018, LLC (“OXSQ Funding”) for the periods during which it was held. OXSQ Funding, a special purpose vehicle, was formed for the purpose of entering into a credit facility (the “Credit Facility”) with Citibank, N.A. Refer to “Note 6. Borrowings” for additional information on the Company’s borrowings.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, OXSQ Funding for the periods during which it was held. All inter-company accounts and transactions have been eliminated upon consolidation.

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
March 31, 2019
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

CONSOLIDATION

As provided under Regulation S-X and ASC Topic 946-810, Consolidation, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or a controlled operating company whose business consists of providing services to the Company for the periods during which it was held. The Company consolidates OXSQ Funding in its financial statements, for the periods which it is held in accordance with ASC 946-810.

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

Restricted cash represents the cash held by the trustee of OXSQ Funding. The amount is held by the trustee for payment of interest expense and operating expenses of the entity, principal repayments on borrowings, or new investments, based upon the terms of the respective indenture, and are not available for general corporate purposes. There was approximately $2.4 million and $3.2 million of restricted cash as of March 31, 2019 and December 31, 2018, respectively.

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
March 31, 2019
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, all of OXSQ’s investments are based upon “Level 3” inputs as of March 31, 2019.

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

Syndicated Loans

In accordance with ASC 820-10, the Company’s valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace from which the Company obtains indicative bid quotes for purposes of determining the fair value of its syndicated loan investments has shown attributes of illiquidity as described by ASC 820-10. During such periods of illiquidity, when the Company believes that the non-binding indicative bids received from agent banks for certain syndicated loan investments that we own may not be determinative of their fair value or when no market indicative quote is available, the Company may engage third-party valuation firms to provide assistance in valuing certain syndicated investments that OXSQ owns. In addition, Oxford Square Management analyzes each syndicated loan by reviewing the portfolio company’s financial statements, covenant compliance and recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms, if any. All information is presented to the Board for its determination of fair value of these investments.

Collateralized Loan Obligations — Debt and Equity

The Company holds a number of debt and equity positions in collateralized loan obligation (“CLO”) investment vehicles and CLO warehouse investments. These investments are special purpose financing vehicles. In valuing such investments, the Company considers the indicative prices provided by a recognized industry pricing service as a primary source, and the implied yield of such prices, supplemented by actual trades executed in the market at or around period-end, as well as the indicative prices provided by the broker who arranges transactions in such investment vehicles. The Company also considers those instances in which the record date for an equity distribution payment falls on or before the last day of the period, and the likelihood that a prospective purchaser would require a downward adjustment to the indicative price representing substantially all of the pending distribution.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Bilateral Investments (Including Equity)

Bilateral investments for which market quotations are readily available are valued by an independent pricing agent or market maker. If such market quotations are not readily available, under the valuation procedures approved by the Board, upon the recommendation of the Valuation Committee, a third-party valuation firm will prepare valuations for each of OXSQ’s bilateral investments that, when combined with all other investments in the same portfolio company, (i) have a value as of the previous quarter of greater than or equal to 2.5% of its total assets as of the previous quarter, and (ii) have a value as of the current quarter of greater than or equal to 2.5% of its total assets as of the current quarter, after taking into account any repayment of principal during the current quarter. In addition, in those instances where a third-party valuation is prepared for a portfolio investment which meets the parameters noted in (i) and (ii) above, the frequency of those third-party valuations is based upon the grade assigned to each such security under its credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. Bilateral investments which do not meet the parameters in (i) and (ii) above are not required to have a third-party valuation and, in those instances, a valuation analysis will be prepared by Oxford Square Management. Oxford Square Management also retains the authority to seek, on the Company’s behalf, additional third-party valuations with respect to the Company’s bilateral portfolio securities, syndicated loan investments, and CLO investment vehicles. All information is presented to the Board for its determination of fair value of these investments.

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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of March 31, 2019 and as of December 31, 2018, the Company had no debt investments that were on non-accrual status.

Interest income also includes a payment-in-kind (“PIK”) provision on certain investments in the Company’s portfolio. Refer to the section below, “Payment-In-Kind,” for a description of the PIK provision and its impact on interest income.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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

Preferred Equity Dividends

The Company holds preferred equity investments in its portfolio that contain cumulative preferred dividends that accumulate quarterly. The Company will record cumulative preferred dividends as investment income when they are declared by the portfolio company’s board of directors or upon any voluntary or involuntary liquidation, dissolution or winding up of the portfolio company.  As of March 31, 2019, approximately $4.6 million of cumulative preferred dividends had accumulated but had yet to be recorded as investment income by the Company.  These dividends are considered in the estimation of fair value of these preferred equity investments.

DEFERRED DEBT ISSUANCE COSTS

Deferred debt issuance costs consist of fees and expenses incurred in connection with the closing or amending of credit facilities and debt offerings, and are capitalized at the time of payment. These costs are amortized using the straight line method over the terms of the respective credit facilities and debt securities. The amortized expenses are included in interest expense in the Company’s consolidated financial statements. The unamortized deferred debt issuance costs are included on the Company’s statement of assets and liabilities as a direct deduction from the related debt liability. Upon early termination or partial principal pay down of debt, or a credit facility, the unamortized costs related to such debt are accelerated into realized losses on extinguishment of debt on the Company’s consolidated statement of operations.

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
March 31, 2019
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

SECURITIES TRANSACTIONS

Securities transactions are recorded on trade date. Realized gains and losses on investments sold are recorded on the basis of specific identification. Distributions received on CLO equity investments which were optionally redeemed are first applied to the remaining cost basis until it is reduced to zero, after which distributions are recorded as realized gains. An optional redemption feature of a CLO allows a majority of the holders of the equity securities issued by the CLO issuer, after the end of a specified non-call period, to cause the redemption of the secured notes issued by the CLO with proceeds of either the liquidation of the CLO’s assets or through a refinancing with new debt. The optional redemption is effectively a voluntary prepayment of the secured debt issued by the CLO prior to the stated maturity of such debt.

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

The Company recognizes the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained, assuming examination by tax authorities. Through March 31, 2019, management has analyzed the Company’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions expected to be taken in the Company’s 2019 tax returns. The Company identifies its major tax jurisdictions as U.S Federal and Connecticut State; however, the Company is not aware of any tax position for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. For tax purposes, the cost basis of the portfolio investments at March 31, 2019 and December 31, 2018, was approximately $511.4 million and $502.7 million, respectively.

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
March 31, 2019
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

In March 2017, the FASB issued ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”) which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. ASU 2017-08 does not require any accounting change for debt securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management has assessed these changes and does not believe they will have a material impact on the Company’s consolidated financial statements and disclosures.

NOTE 4. FAIR VALUE

The Company’s assets measured at fair value on a recurring basis as of March 31, 2019 were as follows:

	Fair Value Measurements at Reporting Date Using
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$—	$—	$280.0	$280.0
CLO Debt	—	—	0.9	0.9
CLO Equity	—	—	151.7	151.7
Equity and Other Investments	—	—	15.9	15.9
Total Investments at fair value(1)	—	—	448.6	448.6
Cash equivalents	10.1	—	—	10.1
Total assets at fair value	$10.1	$—	$448.6	$458.7

(1)	Totals may not sum due to rounding.

The Company’s assets measured at fair value on a recurring basis at December 31, 2018 were as follows:

	Fair Value Measurements at Reporting Date Using
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$—	$—	$282.7	$282.7
CLO Debt	—	—	0.9	0.9
CLO Equity	—	—	146.8	146.8
Equity and Other Investments	—	—	14.5	14.5
Total Investments at fair value(1)	—	—	445.0	445.0
Cash equivalents	13.9	—	—	13.9
Total assets at fair value	$13.9	$—	$445.0	$458.9

(1)	Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

NOTE 4. FAIR VALUE (cont.)

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2019 and December 31, 2018, respectively. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or Oxford Square Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

	Quantitative Information about Level 3 Fair Value Measurements
Assets ($ in millions)	Fair Value as of March 31, 2019	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(1)	Impact to Fair Value from an Increase in Input(2)
Senior Secured Notes	$220.9	Market quotes	NBIB(3)	50.0% – 99.9%/93.3%	NA
	59.1	Recent transactions	Actual trade/payoff(4)	84.0% – 100.3%/98.0%	NA
CLO Debt	0.9	Market quotes	NBIB(3)	92.6%/ncm(5)	NA
CLO Equity	88.3	Market quotes	NBIB(3)	13.0% – 88.0%/52.4%	NA
	53.8	Yield analysis	Yield	11.6% – 14.0%/12.0%	Decrease
	0.8	Discounted cash flow(6)	Discount rate(7)	14.1% – 14.4%/14.1%	Decrease
	8.7	Recent transactions	Actual trade/payoff(4)	61.9% – 70.4%/64.6%	N/A
	0.1	Liquidation net asset value(8)	NBIB(3)	3.0%/ncm(5)	NA
Equity and Other Investments	15.9	Enterprise value(9)	EBITDA(10)/ Market multiples(10)	$38.3 million/ncm(5) 6.7x – 7.8x/ncm(5)	Increase Increase

Total Fair Value for Level 3 Investments(11)	$448.6

(1)	Weighted averages are calculated based on fair value of investments.
(2)	The impact on the fair value measurement of an increase in each unobservable input is in isolation. The discount rate is the rate used to discount future cash flows in a discounted cash flow calculation. An increase in the discount rate, in isolation, would result in a decrease in a fair value measurement. Market/EBITDA multiples refer to the input (often derived from the value of a comparable company) that is multiplied by the historic and/or expected EBITDA of a company in order to estimate the company’s value. An increase in the Market/EBITDA multiple, in isolation, net of adjustments, would result in an increase in a fair value measurement.
(3)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (“NBIB”), on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by Oxford Square Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(4)	Prices provided by independent pricing services are evaluated in conjunction with actual trades and payoffs and, in certain cases, the value represented by actual trades or payoffs may be more representative of fair value as determined by the Valuation Committee.
(5)	The calculation of weighted average for a range of values, for a single investment within a given asset category, is not considered to provide a meaningful representation (“ncm”).
(6)	The Company will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle.
(7)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.

(8)	The fair value of those CLO equity positions which have been optionally redeemed are generally valued using a liquidation net asset value basis which represents the estimated expected residual value of the CLO as of the end of the period.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

NOTE 4. FAIR VALUE (cont.)

(9)	For the corporate debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that the Company provides to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of the Company’s securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by Oxford Square Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.
(10)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on the most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(11)	Total may not sum due to rounding.

	Quantitative Information about Level 3 Fair Value Measurements
Assets ($ in millions)	Fair Value as of December 31, 2018	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(1)	Impact to Fair Value from an Increase in Input(2)
Senior Secured Notes	$270.9	Market quotes	NBIB(3)	80.0% – 99.9%/96.3%	NA
	11.8	Recent transactions	Actual trade/payoff(4)	80.0%/ncm(6)	NA
CLO Debt	0.9	Market quotes	NBIB(3)	91.6%/ncm(6)	NA
CLO Equity	106.1	Market quotes	NBIB(3)	12.0% – 97.0%/59.9%	NA
	36.2	Yield Analysis	Discount margin	3.9% – 15.7%/10.2%	Decrease
	3.6	Recent transactions	Actual trade/payoff(4)	72.0%/ncm(6)	NA
	0.8	Discounted cash flow(7)	Discount rate(8)	8.0% – 14.4%/14.0%	Decrease
	0.1	Liquidation net asset value(5)	NBIB(3)	3.0%/ncm(6)	NA
Equity and Other Investments	14.5	Enterprise value(9)	EBITDA(10)/ Market multiple(10)	$36.1 million/ncm(6) 6.8x – 7.8x/ncm(6)	Increase Increase
Total Fair Value for Level 3 Investments(11)	$445.0

(1)	Weighted averages are calculated based on fair value of investments.
(2)	The impact on the fair value measurement of an increase in each unobservable input is in isolation. The discount rate is the rate used to discount future cash flows in a discounted cash flow calculation. An increase in the discount rate, in isolation, would result in a decrease in a fair value measurement. Market/EBITDA multiples refer to the input (often derived from the value of a comparable company) that is multiplied by the historic and/or expected EBITDA of a company in order to estimate the company’s value. An increase in the Market/EBITDA multiple, in isolation, net of adjustments, would result in an increase in a fair value measurement.
(3)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices, on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by Oxford Square Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(4)	Prices provided by independent pricing services are evaluated in conjunction with actual trades and payoffs and, in certain cases, the value represented by actual trades or payoffs may be more representative of fair value as determined by the Valuation Committee.
(5)	The fair value of those CLO equity positions which have been optionally redeemed are generally valued using a liquidation net asset value basis which represents the estimated expected residual value of the CLO as of the end of the period.
(6)	The calculation of weighted average for a range of values, for a single investment within a given asset category, is not considered to provide a meaningful representation.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

NOTE 4. FAIR VALUE (cont.)

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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2019 and the level of each financial liability within the fair value hierarchy:

($ in millions)	Carrying Value(1)	Fair Value	Level 1	Level 2	Level 3
Credit Facility(2)	$77.3	$77.4	$—	$—	$77.4
6.50% Unsecured Notes(3)	62.7	65.6	—	65.6	—
Total	$140.0	$143.0	$—	$65.6	$77.4

(1)	Carrying value is net of deferred debt issuance costs. As of March 31, 2019, the total unamortized deferred issuance costs for the Credit Facility and the 6.50% Unsecured Notes was approximately $0.1 million and $1.6 million, respectively.
(2)	Fair value represents the par amount of the Credit Facility.
(3)	For the 6.50% Unsecured Notes, fair value is based upon the closing price on the last day of the period. The 6.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQL”).

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2018 and the level of each financial liability within the fair value hierarchy:

($ in millions)	Carrying Value(1)	Fair Value	Level 1	Level 2	Level 3
Credit Facility(2)	$85.5	$85.7	$—	$—	$85.7
6.50% Unsecured Notes(3)	62.7	64.4	—	64.4	—
Total	$148.2	$150.1	$—	$64.4	$85.7

(1)	Carrying value is net of deferred debt issuance costs. Deferred debt issuance costs associated with the Credit Facility totaled approximately $0.2 million as of December 31, 2018. Deferred debt issuance costs associated with the 6.50% Unsecured Notes totaled approximately $1.7 million as of December 31, 2018.
(2)	Fair value represents the par amount of the Facility.
(3)	For the 6.50% Unsecured Notes, fair value is based upon the closing price on the last day of the period. The 6.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQL”).

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

NOTE 4. FAIR VALUE (cont.)

A reconciliation of the fair value of investments for the three months ended March 31, 2019 and for the year ended December 31, 2018, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Debt	CLO Equity	Equity/ Other Investments	Total
Balance at December 31, 2018	$282.7	$0.9	$146.8	$14.5	$445.0
Realized losses included in earnings	—	—	(1.3)	—	(1.3)
Unrealized (depreciation) appreciation included in earnings	(4.0)	—	8.2	1.5	5.7
Accretion of discount	0.1	—	—	—	0.1
Purchases	4.4	—	—	—	4.4
Repayments and Sales	(3.4)	—	(0.6)		(4.0)
Reductions to CLO equity cost value(1)	—	—	(1.4)	—	(1.4)
Capitalized PIK income	0.1	—	—	—	0.1
Transfers in and/or (out) of level 3	—	—	—	—	—
Balance at March 31, 2019(2)	$280.0	$0.9	$151.7	$15.9	$448.6
Net change in unrealized (losses) gains on Level 3 investments still held as of March 31, 2019	$(4.0)	$—	$6.7	$1.4	$4.1

(1)	Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $8.2 million and the effective yield interest income of approximately $6.8 million.
(2)	Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

NOTE 4. FAIR VALUE (cont.)

($ in millions)	Senior Secured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity and Other Investments	Total
Balance at December 31, 2017	$242.2	$0.8	$4.7	$156.0	$14.7	$418.4
Realized gains (losses) included in earnings	1.3	—	0.7	(5.5)	0.1	(3.4)
Unrealized depreciation included in earnings	(9.6)	—	(0.2)	(27.3)	(2.2)	(39.3)
Accretion of discount	0.6	—	—	—	—	0.6
Purchases	187.5	—	0.9	54.2	2.0	244.6
Repayments and Sales	(139.6)	(0.8)	(5.3)	(11.7)	—	(157.4)
Reductions to CLO equity cost value(1)	—	—	—	(18.8)	—	(18.8)
Capitalized PIK income	0.3	—	—	—	—	0.3
Transfers in and/or (out) of level 3	—	—	—	—	—	—
Balance at December 31, 2018(2)	$282.7	$—	$0.9	$146.8	$14.5	$445.0
Net change in unrealized (losses) gains on Level 3 investments still held as of December 31, 2018(2)	$(9.5)	$—	$—	$(36.6)	$(2.3)	$(48.4)

(1)	Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $46.6 million and the effective yield interest income of approximately $27.8 million.
(2)	Totals may not sum due to rounding.

The following table shows the fair value of the Company’s portfolio of investments by asset class as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$280.0	62.4%	$282.7	63.5%
CLO Debt	0.9	0.2%	0.9	0.2%
CLO Equity	151.7	33.8%	146.8	33.0%
Equity and Other Investments	15.9	3.6%	14.5	3.3%
Total(1)	$448.6	100.0%	$445.0	100.0%

(1)	Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

NOTE 5. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

As of March 31, 2019 and December 31, 2018, respectively, cash, cash equivalents and restricted cash were as follows:

	March 31, 2019	December 31, 2018
Cash	$—	$—
Cash Equivalents	10,081,620	13,905,059
Total Cash and Cash Equivalents	$10,081,620	$13,905,059
Restricted Cash	$2,402,254	$3,175,805

For further details regarding the composition of cash, cash equivalents and restricted cash refer to Note 3 — “Summary of Significant Accounting Policies.”

NOTE 6. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% effective April 6, 2019), immediately after such borrowing. As of March 31, 2019 and December 31, 2018, the Company’s asset coverage for borrowed amounts was 323.0% and 308.5%, respectively.

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

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of March 31, 2019 and December 31, 2018. The fair value of the 6.50% Unsecured Notes is based upon the closing price on the last day of the period. The 6.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol OXSQL). The Credit Facility fair value represents the par amount of the debt obligation as of March 31, 2019 and December 31, 2018, respectively.

	As of
	March 31, 2019			December 31, 2018
($ in millions)	Principal Amount	Carrying Value(1)	Fair Value	Principal Amount	Carrying Value(1)	Fair Value
Credit Facility	$77.4	$77.3	$77.4	$85.7	$85.5	$85.7
6.50% Unsecured Notes	64.4	62.7	65.6	64.4	62.7	64.4
Total	$141.8	$140.0	$143.0	$150.1	$148.2	$150.1

(1)	The Carrying Value represents the aggregate principal amount outstanding less the unamortized deferred issuance costs. As of March 31, 2019, the total unamortized deferred issuance costs for the Credit Facility and the 6.50% Unsecured Notes was approximately $0.1 million and $1.6 million, respectively. As of December 31, 2018, the total unamortized deferred issuance costs for the Credit Facility and 6.50% Unsecured Notes was approximately $0.2 million and $1.7 million, respectively.

The weighted average stated interest rate and weighted average maturity on the Company’s debt outstanding as of March 31, 2019 were 5.61% and 2.9 years, respectively, and as of December 31, 2018 were 5.64% and 3.1 years, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

NOTE 6. BORROWINGS (cont.)

The table below summarizes the components of interest expense for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended March 31, 2019
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total
Credit Facility	$999.0	$—	$24.7	$1,023.7
6.50% Unsecured Notes	1,046.0	—	80.1	1,126.1
Total	$2,045.0	$—	$104.8	$2,149.8

	Three Months Ended March 31, 2018
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total
6.50% Unsecured Notes	$1,046.0	$—	$80.1	$1,126.1
Total	$1,046.0	$—	$80.1	$1,126.1

Notes Payable — Credit Facility

On June 21, 2018, OXSQ Funding entered into the Credit Facility with Citibank, N.A. Subject to certain exceptions, pricing under the Credit Facility is based on the London Interbank Offered Rate for an interest period equal to three months plus a spread of 2.25% per annum payable quarterly on March 21, June 21, September 21 and December 21. Pursuant to the terms of the credit agreement governing the Credit Facility, OXSQ Funding has borrowed approximately $95.2 million. The Credit Facility has a mandatory amortization schedule such that 15.0% of the principal amount outstanding as of June 21, 2018 will be due and payable on June 21, 2019. On each payment date occurring thereafter, an additional 6.25% of the remaining principal amount outstanding will be due and payable. On June 21, 2020, all remaining principal and accrued and unpaid interest will be due and payable.

The Credit Facility is collateralized by a pool of loans initially consisting of loans sold by OXSQ to OXSQ Funding. OXSQ may sell and contribute additional loans to OXSQ Funding from time to time. OXSQ will act as the collateral manager of the loans owned by OXSQ Funding, and has retained a residual interest through its ownership of OXSQ Funding.

As of March 31, 2019, there were 18 investments in portfolio companies with a total fair value of approximately $225.7 million, collateralizing the Credit Facility. The pool of loans in OXSQ Funding must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The Company made partial principal repayments under the Credit Facility on January 30, 2019 and March 21, 2019 of approximately $7.3 million and $1.0 million, respectively. The Company recognized losses on debt extinguishment of approximately $13,000 and $1,000, respectively in the consolidated statements of operations. These losses consisted of unamortized deferred debt issuance costs.

The aggregate accrued interest payable on the Credit Facility as of March 31, 2019 was approximately $0.3 million. Deferred debt issuance costs consisted of fees and expenses incurred in connection with the Credit Facility. As of March 31, 2019, the unamortized deferred debt issuance costs relating to the Credit Facility was approximately $0.1 million. This amount is being amortized and included in interest expense in the consolidated statements of operations over the term of the Credit Facility. The cash paid and effective annualized interest rate for the three months ended March 31, 2019 was approximately $1.1 million and 5.07%, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

NOTE 6. BORROWINGS (cont.)

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

The aggregate accrued interest payable on the 6.50% Unsecured Notes as of March 31, 2019 was approximately $11,600. As of March 31, 2019, the Company had unamortized deferred debt issuance costs of approximately $1.6 million relating to the 6.50% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 6.50% Unsecured Notes and are included in interest expense in the statements of operations. The cash paid and the effective annualized interest rate for the three months ended March 31, 2019 were approximately $1.0 million and 7.09%, respectively.

NOTE 7. RELATED PARTY TRANSACTIONS

The Company pays Oxford Square Management a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee (the “Base Fee”) based on its gross assets, as described below, and an incentive fee based on its performance. The cost of both the Base Fee and any incentive fees earned by Oxford Square Management are ultimately borne by the Company’s common stockholders.

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

The following table represents the Base Fee for the three months ended March 31, 2019 and March 31, 2018, respectively:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Base Fee	$1,626,538	$1,679,814

The Base Fee payable to Oxford Square Management as of March 31, 2019 and December 31, 2018 was approximately $1.6 million and $2.1 million, respectively.

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
March 31, 2019
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

From January 1, 2005 through March 31, 2016, the Pre-Incentive Fee Net Investment Income, which was expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, was compared to one-fourth of an annual hurdle rate that was determined as of the immediately preceding December 31st by adding 5.00% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.00%. The annual hurdle used to calculate the Pre-Incentive Fee Net Investment Income for the quarters ended March 31, 2019 and March 31, 2018 were 7.51% and 7.20%, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

The following table represents the Net Investment Income Incentive Fees for each of the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net Investment Income Incentive Fee	$1,156,051	$1,000,232

The Net Investment Income Incentive Fee payable to Oxford Square Management as of March 31, 2019 and December 31, 2018 was approximately $1.2 million and $1.0 million, respectively.

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

There were no Capital Gains Incentive Fees incurred during the three months ended March 31, 2019 and 2018. There were no accrued Capital Gains Incentive Fees payable to Oxford Square Management as of March 31, 2019 and December 31, 2018.

Administration Agreement

The Company has also entered into the Administration Agreement with Oxford Funds under which Oxford Funds provides administrative services to the Company. The Company pays Oxford Funds an allocable portion of overhead and other expenses incurred by Oxford Funds in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of the Chief Financial Officer, Treasurer, Controller, accounting staff and other administrative support personnel, which creates potential conflicts of interest that the Board must monitor. The Company also reimburses Oxford Funds for the costs associated with the functions performed by the Company’s Chief Compliance Officer that Oxford Funds pays on the Company’s behalf pursuant to the terms of an agreement between the Company and Alaric Compliance Services, LLC.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

For the three months ended March 31, 2019 and 2018, the Company incurred approximately $0.2 million and $0.3 million respectively, in compensation expenses for the services of employees allocated to the administrative activities of the Company, pursuant to the Administration Agreement with Oxford Funds. Further, the Company incurred approximately $16,000 and $5,000 for facility costs allocated under the Administration Agreement for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was approximately $40,000 payable under the Administration Agreement. As of December 31, 2018, there were no amounts payable under the Administration Agreement.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from investment income per share for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net investment income	$8,363,988	$8,723,096
Weighted average common shares outstanding	47,650,959	51,200,060
Net increase in net assets resulting from net investment income per common share	$0.18	$0.17

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net increase in net assets resulting from operations	$12,749,952	$11,490,063
Weighted average common shares outstanding	47,650,959	51,200,060
Net increase in net assets resulting from operations per common share	$0.27	$0.22

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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

The Company has adopted an “opt out” distribution reinvestment plan for its common stockholders. As a result, if the Company makes a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of the Company’s common stock, unless they specifically “opt out” of the distribution reinvestment plan so as to receive cash distributions. During the three months ended March 31, 2019 and 2018, the Company did not issue any shares of common stock to stockholders in connection with the distribution reinvestment plan. During the three months ended March 31, 2019 and 2018, as part of the Company’s dividend reinvestment plan for its common stockholders, the Company’s dividend reinvestment administrator purchased 18,790 shares and 59,647 shares, respectively, of common stock for $0.1 million and $0.4 million, respectively, in the open market to satisfy the reinvestment portion of the Company’s dividends. On March 29, 2019, the Company paid a distribution of approximately $9.5 million or $0.20 per share.

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

 The tax character of distributions for the three months ended March 31, 2019 represented, on an estimated basis, $0.17 per share from ordinary income and $0.03 per share as a tax return of capital. For the three months ended March 31, 2019, the amounts and sources of distributions reported are only estimates (based on an average of the reported tax character historically) and are not being provided for U.S. tax reporting purposes. Because the Company believes the historical tax characteristics of distributions is the most useful information which is readily available, the Company has used the average of all years from inception of the Company in providing the estimates herein. However, the timing and character of distributions for federal income tax purposes (which are determined in accordance with the U.S. federal tax rules which may differ from GAAP) may be materially different than the historical information the Company used in providing the estimates herein. The final determination of the source of all distributions in 2018 and 2019 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

NOTE 10. NET ASSET VALUE PER SHARE

The Company’s net asset value per share as of March 31, 2019 and December 31, 2018 was $6.67 and $6.60, respectively. In determining the Company’s net asset value per share, the Board determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

NOTE 11. SHARE REPURCHASE PROGRAM

On February 5, 2018, the Board authorized a program for the purpose of repurchasing up to $25.0 million worth of the Company’s common stock. Under that repurchase program, the Company was authorized, but was not obligated, to repurchase outstanding common stock in the open market from time to time through December 31, 2018, provided that repurchases comply with the prohibitions under the Company’s Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Further, any repurchases were to be conducted in accordance with the 1940 Act. During the three months ended March 31, 2019, under that repurchase program, the Company did not repurchase any shares of outstanding common stock.

The following table summarizes the Company’s share repurchases under its stock repurchase program for the three months ended March 31, 2018:

Three Months Ended March 31, 2018
Shares repurchased	990,260
Dollar amount repurchased	$5,947,490
Average price per share (including commission)	$6.01
Weighted average discount to net asset value	20.92%
Remaining cost of shares to be repurchased	$19,052,510

NOTE 12. INVESTMENT INCOME

The following table sets forth the components of investment income for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Interest income
Stated interest income	$6,910,526	$5,662,791
Original issue discount and market discount income	134,992	198,239
Payment-in-kind income	89,288	59,321
Discount income derived from unscheduled remittances at par	13,675	1,602
Total interest income	$7,148,481	$5,921,953
Income from securitization vehicles	$6,846,925	$6,802,864
Other income
Fee letters	$101,800	$274,915
Loan prepayment and bond call fees	—	240,000
All other fees	127,908	107,068
Total other income	$229,708	$621,983
Total investment income	$14,225,114	$13,346,800

The 1940 Act requires that a BDC offer significant managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three months ended March 31, 2019 and 2018, respectively, the Company received no fee income for managerial assistance.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

 NOTE 13. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote. As of March 31, 2019, the Company did not have any commitments to purchase additional debt investments.

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

NOTE 14. FINANCIAL HIGHLIGHTS

Financial highlights for the three months ended March 31, 2019 and 2018, respectively, are as follows:

Per Share Data	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net asset value as of beginning of period	$6.60	$7.55
Net investment income(1)	0.18	0.17
Net realized and unrealized gains(2)	0.09	0.05
Net increase in net asset value from operations	0.27	0.22
Distributions per share from net investment income	(0.17)	(0.20)
Tax return of capital distributions(3)	(0.03)	—
Total distributions	(0.20)	(0.20)
Effect of shares repurchased, gross	—	0.03
Net asset value at end of period	$6.67	$7.60
Per share market value at beginning of period	$6.47	$5.74
Per share market value at end of period	$6.50	$6.11
Total return based on Market Value(4)	3.55%	9.93%
Total return based on Net Asset Value(5)	4.09%	3.31%
Shares outstanding at end of period	47,650,959	50,489,149

Ratios/Supplemental Data(8)
Net assets at end of period (000’s)	$317,944	$383,809
Average net assets (000’s)	316,334	387,442
Ratio of operating expenses to average net assets(6)	7.41%	4.77%
Ratio of net investment income to average net assets(6)	10.58%	9.01%
Portfolio turnover rate(7)	0.91%	1.45%

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

NOTE 14. FINANCIAL HIGHLIGHTS (cont.)

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)	Net realized and unrealized gains include rounding adjustments to reconcile change in net asset value per share.
(3)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The ultimate tax character of the Company’s earnings cannot be determined until tax returns are prepared after the end of the fiscal year.
(4)	Total return based on market value equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming distribution reinvestment prices obtained under the Company’s distribution reinvestment plan, excluding any discounts. Total return is not annualized.
(5)	Total return based on net asset value equals the increase or decrease of ending net asset value over beginning net asset value, plus distributions, divided by the beginning net asset value. Total return is not annualized.
(6)	Annualized.
(7)	Portfolio turnover rate is calculated using the lesser of the year-to-date cash investment sales and debt repayments or year-to-date cash investment purchases over the average of the total investments at fair value. For the three months ended March 31, 2019 the portfolio turnover rate is calculated using the year-to-date cash investment sales and debt repayments over the average of the total investments at fair value since there were no cash investment purchases during the period.
(8)	The following table provides supplemental performance ratios (annualized) measured for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Ratio of operating expenses to average net assets:
Operating expenses before incentive fees	5.95%	3.74%
Net investment income incentive fees	1.46%	1.03%
Ratio of expenses, excluding interest expense	4.69%	3.61%

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
March 31, 2019
(unaudited)

NOTE 15. RISKS AND UNCERTAINTIES (cont.)

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

NOTE 16. SUBSEQUENT EVENTS

On April 3, 2019, the Company completed an underwritten public offering of approximately $42.5 million in aggregate principal amount of our 6.25% Unsecured Notes due 2026 (the “6.25% Notes”). On April 9, 2019, the Company issued an additional approximately $2.3 million in aggregate principal amount of the 6.25% Notes pursuant to the underwriters’ exercise of their overallotment option. The 6.25% Notes will mature on April 30, 2026, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2022. The 6.25% Notes bear interest at a rate of 6.25% per year payable quarterly on January 31, April 30, July 31 and October 31 of each year. The 6.25% Notes are listed on the NASDAQ Global Select Market under the trading symbol “OXSQZ.”

The Board has declared monthly distributions to stockholders for the subsequent periods as follows:

Per Share Distribution Amount Declared	Record Dates	Payable Dates	Date Declared
$0.067	April 23, 2019	April 30, 2019	February 22, 2019
$0.067	May 24, 2019	May 31, 2019	February 22, 2019
$0.067	June 21, 2019	June 28, 2019	February 22, 2019
$0.067	July 24, 2019	July 31, 2019	April 23, 2019
$0.067	August 23, 2019	August 30, 2019	April 23, 2019
$0.067	September 23, 2019	September 30, 2019	April 23, 2019

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

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy;

•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and

•	the risks, uncertainties and other factors we identify in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2018, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2018, and elsewhere in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

Except where the context requires otherwise, the terms “OXSQ,” “Company,” “we,” “us” and “our” refer to Oxford Square Capital Corp. together with its subsidiary Oxford Square Funding 2018, LLC (“OXSQ Funding”); “Oxford Square Management” refers to Oxford Square Management, LLC; and “Oxford Funds” refers to Oxford Funds, LLC.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

Our investment objective is to maximize our portfolio’s total return. Our primary focus is to seek an attractive risk-adjusted total return by investing primarily in corporate debt securities and in collateralized loan obligation (“CLO”) structured finance investments that own corporate debt securities. CLO investments may also include warehouse facilities, which are early-stage CLO vehicles intended to aggregate loans that may be used to form the basis of a traditional CLO vehicle. We operate as a closed-end, non-diversified management investment company and have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We have elected to be treated for tax purposes as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our 2003 taxable year.

Our investment activities are managed by Oxford Square Management, LLC (“Oxford Square Management”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. Oxford Square Management is owned by Oxford Funds, LLC (“Oxford Funds”), its managing member and a related party, Charles M. Royce, a member of Oxford Square Capital Corp.’s Board of Directors (the “Board”) who holds a minority, non-controlling interest in Oxford Square Management. Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President, are the controlling members of Oxford Funds. Under an investment advisory agreement (the “Investment Advisory Agreement”), we have agreed to pay Oxford Square Management an annual base fee calculated on gross assets, and an incentive fee based upon our performance. Under an amended and restated administration agreement (the “Administration Agreement”), we have agreed to pay or reimburse Oxford Funds, as administrator, for certain expenses incurred in operating the Company. Our executive officers and directors, and the executive officers of Oxford Square Management and Oxford Funds, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders.

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of March 31, 2019, our debt investments had stated interest rates of between 6.02% and 13.14% and maturity dates of between 26 and 148 months. In addition, our total portfolio had a weighted average annualized yield on debt investments of approximately 9.80%.

The weighted average annualized yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average annualized yield was computed using the effective interest rates as of March 31, 2019, including accretion of original issue discount (“OID”). There can be no assurance that the weighted average annualized yield will remain at its current level.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. We consider the attributes of current market conditions on an ongoing basis and have determined that due to the general illiquidity of the market for our investment portfolio, whereby little or no market data exists, all of our investments are based upon “Level 3” inputs as of March 31, 2019.

Our Board determines the value of our investment portfolio each quarter. In connection with that determination, members of Oxford Square Management’s portfolio management team prepare a quarterly analysis of each portfolio investment using the most recent portfolio company financial statements, forecasts and other relevant financial and operational information. We may engage third-party valuation firms to provide assistance in valuing certain of its syndicated loans and bilateral investments, including related equity investments, although our Board ultimately determines the appropriate valuation of each such investment. Changes in fair value, as described above, are recorded in the consolidated statement of operations as net change in unrealized appreciation/depreciation.

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

Bilateral Investments (Including Equity)

Bilateral investments for which market quotations are readily available are valued by an independent pricing agent or market maker. If such market quotations are not readily available, under the valuation procedures approved by our Board, upon the recommendation of the Valuation Committee, a third-party valuation firm will prepare valuations for each of our bilateral investments that, when combined with all other investments in the same portfolio company, (i) have a value as of the previous quarter of greater than or equal to 2.5% of its total assets as of the previous quarter, and (ii) have a value as of the current quarter of greater than or equal to 2.5% of its total assets as of the current quarter, after taking into account any repayment of principal during the current quarter. In addition, in those instances where a third-party valuation is prepared for a portfolio investment which meets the parameters noted in (i) and (ii) above, the frequency of those third-party valuations is based upon the grade assigned to each such security under its credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. Bilateral investments which do not meet the parameters in (i) and (ii) above are not required to have a third-party valuation and, in those instances, a valuation analysis will be prepared by Oxford Square Management. Oxford Square Management also retains the authority to seek, on our behalf, additional third party valuations with respect to our bilateral portfolio securities, our syndicated loan investments, and CLO investment vehicles. Our Board retains ultimate authority as to the third-party review cycle as well as the appropriate valuation of each investment.

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

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. We generally restore non-accrual loans to accrual status when past due principal and interest is paid and, in our judgment, is likely to remain current. As of March 31, 2019 and December 31, 2018, we had no investments on non-accrual status.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $448.6 million and $445.0 million as of March 31, 2019 and December 31, 2018, respectively. The increase in the value of investments during the three month period ended March 31, 2019 was due primarily to purchases of investments of approximately $4.4 million and net unrealized appreciation on our investment portfolio of approximately $5.7 million (which incorporates reductions to CLO equity cost value of $1.4 million) partially offset by debt repayments and sales of securities totaling approximately $4.1 million partially offset by net realized losses of $1.3 million. A reconciliation of the investment portfolio for the three months ended March 31, 2019 and the year ended December 31, 2018 follows:

($ in millions)	March 31, 2019	December 31, 2018
Beginning investment portfolio	$445.0	$418.4
Portfolio investments acquired	4.4	244.6
Debt repayments	(0.4)	(131.5)
Sales of securities	(3.6)	(25.9)
Reductions to CLO equity cost value(1)	(1.4)	(18.8)
Payment-in-kind	0.1	0.3
Accretion of discounts on investments(2)	0.1	0.6
Net change in unrealized appreciation/depreciation	5.7	(39.3)
Net realized losses on investments	(1.3)	(3.4)
Ending investment portfolio	$448.6	$445.0

(1)	For the three months ended March 31, 2019, reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received for the three months ended March 31, 2019, of approximately $8.2 million and the effective yield interest income of approximately $6.8 million. For the year ended December 31, 2018, reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received for the year ended December 31, 2018, of approximately $46.6 million and the effective yield interest income of approximately $27.8 million.
(2)	Includes rounding adjustment to reconcile ending investment portfolio as of March 31, 2019 and December 31, 2018.

During the three months ended March 31, 2019 we purchased approximately $4.4 million in portfolio investments, which represented an additional investment in an existing portfolio company. For the year ended December 31, 2018, we purchased approximately $244.6 million in portfolio investments, including additional investments of approximately $90.3 million in existing portfolio companies and approximately $154.3 million in new portfolio companies.

In certain instances, we receive investment proceeds based on the scheduled amortization of the outstanding loan balances and from the sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

For the three months ended March 31, 2019 and the year ended December 31, 2018, we recognized proceeds from the sales of securities of approximately $3.6 million and $25.9 million, respectively. Also, during the three months ended March 31, 2019 and the year ended December 31, 2018, we had debt repayments of approximately $0.4 million and $131.5 million, respectively.

As of March 31, 2019, we had investments in debt securities of, or loans to, 22 portfolio companies, with a fair value of approximately $281.0 million, and equity investments of approximately $167.7 million. Our debt investments included approximately $0.1 million in capitalized PIK interest, which, as described in “— Overview” section above, is added to the carrying value of our investments, reduced by repayments of principal.

As of December 31, 2018, we had investments in debt securities of, or loans to, 22 portfolio companies, with a fair value of approximately $283.7 million, and equity investments of approximately $161.3 million. Our debt investments included approximately $0.3 million in capitalized PIK interest.

The following table indicates the quarterly portfolio investment activity for the past five quarters:

Three Months Ended ($ in millions)	Purchases of Investments	Debt Repayments	Reductions to CLO Equity Cost(1)	Sales of Investments
March 31, 2019	$4.4	$0.4	$1.4	$3.6
Total	$4.4	$0.4	$1.4	$3.6
December 31, 2018	$39.2	$38.9	$7.9	$10.5
September 31, 2018	91.8	24.1	1.2	12.1
June 30, 2018	88.8	43.7	5.8	0.2
March 31, 2018	24.7	24.9	3.9	3.1
Total(2)	$244.6	$131.5	$18.8	$25.9

(1)	Represents reductions to CLO equity cost value (representing distributions received, or entitled to be received, in excess of effective yield interest income).
(2)	Totals may not sum due to rounding.

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$280.0	62.4%	$282.7	63.5%
CLO Debt	0.9	0.2%	0.9	0.2%
CLO Equity	151.7	33.8%	146.8	33.0%
Equity and Other Investments	15.9	3.6%	14.5	3.3%
Total(1)	$448.6	100.0%	$445.0	100.0%

(1)	Totals may not sum due to rounding.

Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2019, we held qualifying assets that represented 66.9% of our total assets. No additional non-qualifying assets were acquired during the periods when qualifying assets were less than 70.0% of the total assets.

The following table shows our portfolio of investments by industry at fair value, as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	($ in millions)		($ in millions)
Structured finance(1)	$152.6	34.1%	$147.8	33.2%
Business services	80.0	17.8%	85.5	19.2%
Software	59.6	13.3%	59.0	13.3%
Healthcare	47.0	10.5%	46.9	10.5%
Financial intermediaries	21.1	4.7%	16.8	3.8%
Telecommunication services	16.6	3.7%	19.4	4.4%
IT consulting	15.9	3.5%	14.5	3.2%
Diversified insurance	14.9	3.3%	14.7	3.3%
Logistics	13.2	2.9%	13.0	2.9%
Utilities	12.4	2.8%	12.3	2.8%
Aerospace and defense	5.4	1.2%	5.3	1.2%
Education	5.0	1.1%	4.9	1.1%
Printing and publishing	4.9	1.1%	4.8	1.1%
Total(2)	$448.6	100.0%	$445.0	100.0%

(1)	Reflects our debt and equity investments in CLOs as of March 31, 2019 and December 31, 2018, respectively.
(2)	Totals may not sum due to rounding.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of March 31, 2019 and December 31, 2018, our portfolio had a weighted average grade of 2.1 and 2.1, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities and investments in CLOs are not graded.

At March 31, 2019 and December 31, 2018, our debt investment portfolio was graded as follows:

		March 31, 2019
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		($ in millions)		($ in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	262.1	87.9%	256.4	91.3%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	36.0	12.1%	24.5	8.7%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	—	—%	—	—%
	Total	$298.1	100.0%	$280.9	100.0%

		December 31, 2018
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		($ in millions)		($ in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	260.8	87.8%	253.6	89.4%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	36.2	12.2%	30.0	10.6%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	—	—%	—	—%
	Total(1)	$297.0	100.0%	$283.7	100.0%

(1)	Totals may not sum due to rounding.

We expect that a portion of our investments will be in the grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 3, 4 or 5 may fluctuate from period to period.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended March 31, 2019 to the three months ended March 31, 2018.

Investment Income

Investment income for the three months ended March 31, 2019 and March 31, 2018 was approximately $14.2 million and $13.3 million, respectively, reflecting a decrease of approximately $0.9 million. The following tables set forth the components of investment income for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Interest income
Stated interest income	$6,910,526	$5,662,791
Original issue discount and market discount income	134,992	198,239
Payment-in-kind income	89,288	59,321
Discount income derived from unscheduled remittances at par	13,675	1,602
Total interest income	$7,148,481	$5,921,953
Income from securitization vehicles	$6,846,925	$6,802,864

Other income
Fee letters	$101,800	$274,915
Loan prepayment and bond call fees	—	240,000
All other fees	127,908	107,068
Total other income	$229,708	$621,983
Total investment income	$14,225,114	$13,346,800

The increase in total investment income was primarily due to an increase in interest income of approximately $1.2 million. The total principal value of income producing debt investments as of March 31, 2019 and March 31, 2018 was approximately $298.1 million and $250.3 million, respectively.

As of March 31, 2019, our debt investments had stated interest rates of between 6.02% and 13.14% and maturity dates of between 26 and 148 months compared to stated interest rates of 5.88% to 15.00% and maturity dates between 9 and 106 months as of March 31, 2018. In addition, our total debt portfolio had a weighted average yield on debt investments of approximately 9.80% as of March 31, 2019, compared to approximately 9.90% as of March 31, 2018.

Income from securitization vehicles for the three months ended March 31, 2019 was approximately $6.8 million, which is approximately equal to the amount for the three months ended March 31, 2018. The total principal outstanding on our investments in CLOs as of March 31, 2019 and December 31, 2018 was approximately $254.4 million and $269.4 million, respectively. The weighted average yield on CLO equity investments as of March 31, 2019 and December 31, 2018 was approximately 14.6% and 15.6%, respectively.

Operating Expenses

Total expenses for the three months ended March 31, 2019 and 2018 were approximately $5.9 million and $4.6 million, respectively. These amounts consisted of base management fees, interest expense, professional fees, compensation expense, general and administrative expenses, and incentive fees.

Expenses before incentive fees for the three months ended March 31, 2019 were approximately $4.7 million, which increased by approximately $1.1 million from the quarter ended March 31, 2018, largely attributable to higher interest expense and professional fees. Expenses before incentive fees for the quarter ended March 31, 2018 were approximately $3.6 million.

The base management fee for the three months ended March 31, 2019 was approximately $1.6 million compared with $1.7 million for the three months ended March 31, 2018. The decrease was due largely to a decline in the weighted average gross assets.

Interest expense for the three months ended March 31, 2019 was approximately $2.1 million, which relates to our 6.50% unsecured notes due 2024 (the “6.50% Unsecured Notes”) and Credit Facility with Citibank, N.A., compared to interest expense of approximately $1.1 million for the three months ended March 31, 2018. The increase was a result of entering into the Credit Facility in the second quarter of 2018.

Professional fees, consisting of legal, consulting, valuation, audit and tax fees, were approximately $0.4 million for the quarter ended March 31, 2019, compared to approximately $0.2 million for the quarter ended March 31, 2018. This represented an increase of approximately $0.2 million primarily due to higher audit fees.

Compensation expenses were approximately $0.2 million for the three months ended March 31, 2019, compared to approximately $0.3 million for the three months ended March 31, 2018, reflecting the allocation of compensation expenses for the services of our Chief Financial Officer, accounting personnel, and other administrative support staff.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $0.3 million for the three months ended March 31, 2019, compared to approximately $0.4 million for the three months ended March 31, 2018. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee recorded for the three months ended March 31, 2019 was approximately $1.2 million, compared to $1.0 million for the three months ended March 31, 2018.

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

The capital gains incentive fee expense, as reported under GAAP, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the three months ended March 31, 2019 and March 31, 2018, no accrual was required as a result of the impact of accumulated net unrealized depreciation and net realized losses on our portfolio.

The amount of the capital gains incentive fee which will actually be payable is determined in accordance with the terms of the Investment Advisory Agreement and is calculated as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). The terms of the Investment Advisory Agreement state that the capital gains incentive fee calculation is based on net realized gains, if any, offset by gross unrealized depreciation for the calendar year. No effect is given to gross unrealized appreciation in this calculation. For the three months ended March 31, 2019 and March 31, 2018, such an accrual was not required under the terms of the Investment Advisory Agreement.

Realized and Unrealized Gains/Losses on Investments

For the three months ended March 31, 2019, we recognized net realized losses on investments of approximately $1.3 million, which primarily reflects the loss from the sale of several CLO equity investments.

For the three months ended March 31, 2019, our net change in unrealized appreciation/depreciation was approximately $5.7 million primarily due to improvements in the corporate loan market, composed of $12.0 million in gross unrealized appreciation, $7.9 million in gross unrealized depreciation and approximately $1.6 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $1.4 million as a result of reductions to the cost value of our CLO equity investments under the effective yield accounting methodology, whereby the cost value of the respective investments are reduced by the excess of actual cash received and record date distributions to be received over the calculated income using the effective yield.

The most significant components of the net change in unrealized appreciation and depreciation during the three months ended March 31, 2019 were as follows (in millions):

Portfolio Company	Change in Unrealized Appreciation (Depreciation)
KVK CLO 2013-2, Ltd..	$1.5
Unitek Global Services, Inc..	1.5
Cedar Funding II CLO, Ltd..	1.4
AMMC CLO XII, Ltd..	1.2
Premiere Global Services, Inc..	(5.5)
Net all other(1)	5.6
Total	$5.7

(1)	Unrealized gains and losses of less than $1.0 million have been combined.

For the three months ended March 31, 2018, we recognized net realized gains on investments of approximately $0.3 million, which primarily reflects the gains from the sale of several CLO equity investments and full repayment of a senior secured note investment.

For the three months ended March 31, 2018, our net change in unrealized appreciation/depreciation was approximately $2.5 million primarily due to improvements in the corporate loan market, composed of $8.2 million in gross unrealized appreciation, $5.7 million in gross unrealized depreciation. This includes net unrealized appreciation of approximately $3.9 million as a result of reductions to the cost value of our CLO equity investments under the effective yield accounting methodology, whereby the cost value of the respective investments are reduced by the excess of actual cash received and record date distributions to be received over the calculated income using the effective yield.

The most significant components of the net change in unrealized appreciation and depreciation during the three months ended March 31, 2018 were as follows (in millions):

Portfolio Company	Change in Unrealized Appreciation (Depreciation)
Catamaran CLO 2012-1 Ltd.	$2.0
Telos CLO 2014-5, Ltd.	1.6
Net all other(1)	(1.1)
Total	$2.5

(1)	Unrealized gains and losses of less than $1.0 million have been combined.

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the three months ended March 31, 2019 and March 31, 2018 was approximately $8.4 million and $8.7 million, respectively. The increase in total expenses was partially offset by an increase in investment income over the period.

For the three months ended March 31, 2019, the net increase in net assets resulting from net investment income per common share was $0.18 (basic and diluted), compared to the net increase in net assets resulting from net investment income per share of $0.17 (basic and diluted) for the three months ended March 31, 2018. The per share increase is due to lower weighted average common shares outstanding for the three months ended March 31, 2019.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations for the three months ended March 31, 2019 was approximately $12.7 million compared with a net increase in net assets resulting from operations of approximately $11.5 million for the three months ended March 31, 2018. This increase was largely due to unrealized appreciation on investments of $5.7 million for the three months ended March 31, 2019, partially offset by net realized losses on investments of $1.3 million for the same period.

For the three months ended March 31, 2019, the net increase in net assets resulting from operations per common share was $0.27 (basic and diluted), compared to a net increase in net assets resulting from operations per share of approximately $0.22 (basic and diluted) for the three months ended March 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, cash and cash equivalents were approximately $12.5 million as compared to approximately $17.1 million as of December 31, 2018. For the three months ended March 31, 2019, net cash provided by operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $13.2 million, largely reflecting proceeds from principal repayments and sales of investments of approximately $4.1 million, reductions to CLO equity cost value of $1.4 million and net realized losses on investments of approximately $1.3 million partially offset by net change in unrealized appreciation/depreciation of $5.7 million. For the three months ended March 31, 2019, net cash used in financing activities was approximately $17.8 million, reflecting the distribution of dividends and partial repayment of the Credit Facility.

From time to time, we may seek to retire, repurchase, or exchange our debt and equity securities in open market purchases or by other means dependent on market conditions, liquidity, contractual obligations, and other matters.

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2019 is as follows:

		Payments Due by Period
Contractual obligations ($ in millions)	Principal Amount	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
Credit Facility	$77.4	$14.3	$63.1	$—	$—
6.50% Unsecured Notes	64.4	—	—	64.4	—
	$141.8	$14.3	$63.1	$64.4	$—

Refer to “Note 6. Borrowings” in the notes to our consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any commitments to purchase additional investments. We had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, as of March 31, 2019, we were only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 200%, immediately after such borrowing. As of March 31, 2019, our asset coverage for borrowed amounts was 323.0%.

On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances. On April 6, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, the Company’s asset coverage requirements for senior securities was changed from 200% to 150%, effective as of April 6, 2019.

The weighted average stated interest rate and weighted average maturity on all of the Company’s debt outstanding as of March 31, 2019 were 5.61% and 2.9 years, respectively, and as of December 31, 2018 were 5.64% and 3.1 years, respectively.

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

For the quarter ended March 31, 2019, management estimated that a tax return of capital occurred of approximately $0.03 per share. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure stockholders that they will receive any distributions.

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

The following table reflects the cash distributions, including distributions reinvested, if any, per share that our Board has declared on our common stock since the beginning of 2017:

Date Declared	Record Date	Payment Date	Distributions		GAAP net investment income		Distributions in excess of net investment income
Fiscal 2019
February 22, 2019	March 15, 2019	March 29, 2019	$0.20		$0.18		$0.02
Total (2019)			$0.20		$—	(1)	$—	(1)
Fiscal 2018
October 26, 2018	December 17, 2018	December 31, 2018	$0.20		$0.18		$0.02
July 26, 2018	September 14, 2018	September 28, 2018	0.20		0.18		0.02
April 24, 2018	June 15, 2018	June 29, 2018	0.20		0.15		0.05
February 22, 2018	March 16, 2018	March 30, 2018	0.20		0.17		0.03
Total (2018)			$0.80	(2)	$0.67	(4)	$0.13	(4)

Fiscal 2017
October 27, 2017	December 15, 2017	December 29, 2017	$0.20		$0.15		$0.05
February 27, 2017	September 15, 2017	September 29, 2017	0.20		0.13		0.07
February 27, 2017	June 16, 2017	June 30, 2017	0.20		0.16		0.04
February 27, 2017	March 16, 2017	March 31, 2017	0.20		0.16		0.04
Total (2017)			$0.80	(3)	$0.60		$0.20

(1)	We have not yet reported earnings for this period.
(2)	The tax characterization of cash distributions for the year ended December 31, 2018 will not be known until the tax return for such year is finalized. For the year ended December 31, 2018, the amounts and sources of distributions reported are only estimates and are not being provided for U.S. tax reporting purposes. The final determination of the source of all distributions in 2018 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.
(3)	Cash distributions for the year ended December 31, 2017 includes a tax return of capital of approximately $0.50 per share for tax purposes.
(4)	Totals may not sum due to rounding.

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

RECENT DEVELOPMENTS

On April 3, 2019, we completed an underwritten public offering of approximately $42.5 million in aggregate principal amount of our 6.25% Unsecured Notes due 2026 (the “6.25% Notes”). On April 9, 2019, we issued an additional approximately $2.3 million in aggregate principal amount of the 6.25% Notes pursuant to the underwriters’ exercise of their overallotment option. The 6.25% Notes will mature on April 30, 2026, and may be redeemed in whole or in part at any time or from time to time at our option on or after April 30, 2022. The 6.25% Notes bear interest at a rate of 6.25% per year payable quarterly on January 31, April 30, July 31 and October 31 of each year. The 6.25% Notes are listed on the NASDAQ Global Select Market under the trading symbol “OXSQZ.”

The Board has declared monthly distributions to stockholders for the subsequent periods as follows:

Per Share Distribution Amount Declared	Record Dates	Payable Dates	Date Declared
$0.067	April 23, 2019	April 30, 2019	February 22, 2019
$0.067	May 24, 2019	May 31, 2019	February 22, 2019
$0.067	June 21, 2019	June 28, 2019	February 22, 2019
$0.067	July 24, 2019	July 31, 2019	April 23, 2019
$0.067	August 23, 2019	August 30, 2019	April 23, 2019
$0.067	September 23, 2019	September 30, 2019	April 23, 2019

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2019, all of our debt investments in our portfolio were at variable rates. As of March 31, 2019, all of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors.

Based on our consolidated statements of assets and liabilities as of March 31, 2019, the following table shows the annualized impact on investment income of hypothetical base rate changes in interest rates for our settled investments (considering interest rate floors for floating rate instruments), excluding CLO equity investments. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2019. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2019, and are only adjusted for assumed changes in the underlying base interest rates. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

Hypothetical Change in Interest Rates	Estimated Percentage change in Investment Income
Up 100 basis points	5.2%
Up 200 basis points	10.5%
Up 300 basis points	15.7%
Down 25 basis points	(1.3)%

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2019 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled “Beginning on April 6, 2019, we will be permitted to borrow more money, which will further magnify the potential for gain or loss on amounts invested and may further increase the risk of investing in us.” The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2019 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Equity Securities

We did not engage in unregistered sales of equity securities during the three months ended March 31, 2019, and we did not issue shares of common stock under our distribution reinvestment plan. During the three months ended March 31, 2019, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment administrator purchased 18,790 shares of our common stock for $0.1 million in the open market to satisfy the reinvestment portion of our dividends.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to Exhibit a. to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed December 3, 2007).
3.3	Third Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Registrant’s report on Form 10-Q filed on November 7, 2016).
3.4	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed March 20, 2018).
3.5	Articles of Amendment (Incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed March 20, 2018).
4.1	Form of Share Certificate (Incorporated by reference to Exhibit d. to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
4.2	Form of Second Supplemental Indenture relating to the 6.25% Notes due 2026, by and between the Registrant and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit d.6 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-229337), filed on April 3, 2019).
4.3	Form of Global Note with respect to the 6.25% Notes due 2026 (Included as Exhibit A of Exhibit d.6 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-229337), filed on April 3, 2019).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXFORD SQUARE CAPITAL CORP.

Date: May 1, 2019	By:	/s/ Jonathan H. Cohen
Jonathan H. Cohen
Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2019	By:	/s/ Bruce L. Rubin
Bruce L. Rubin
Chief Financial Officer
(Principal Accounting Officer)

