Form 10-Q
period 2019-06-30
Oxford Square Capital Corp.
filed 2019-07-31
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________

FORM 10-Q

___________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

_______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of July 30, 2019, was 47,650,959.

OXFORD SQUARE CAPITAL CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Non-affiliated/non-control investments (cost: $497,304,443 and $486,232,755, respectively)	$433,845,212	$430,496,633
Affiliated investments (cost: $15,461,904 and $9,126,017, respectively)	13,949,814	14,492,197
Cash equivalents	10,336,577	13,905,059
Restricted cash	2,267,372	3,175,805
Interest and distributions receivable	4,486,790	4,682,735
Other assets	421,172	392,784
Total assets	$465,306,937	$467,145,213
LIABILITIES
Notes payable – 6.50% Unsecured Notes, net of deferred issuance costs	$62,825,881	$62,664,863
Notes payable – Credit Facility, net of deferred issuance costs	52,811,859	85,522,569
Notes payable – 6.25% Unsecured Notes, net of deferred issuance costs	43,201,242	—
Base management fee and net investment income incentive fee payable to affiliate	4,223,566	3,227,456
Accrued interest payable	972,028	488,608
Accrued expenses	442,887	517,470
Total liabilities	164,477,463	152,420,966
COMMITMENTS AND CONTINGENCIES (Note 13)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized; 47,650,959 and 47,650,959 shares issued and outstanding, respectively	476,509	476,509
Capital in excess of par value	456,970,560	456,970,560
Total distributable earnings / (accumulated losses)	(156,617,595)	(142,722,822)
Total net assets	300,829,474	314,724,247
Total liabilities and net assets	$465,306,937	$467,145,213
Net asset value per common share	$6.31	$6.60

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)
June 30, 2019

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes
Aerospace and Defense
Novetta, LLC
first lien senior secured notes, 7.44% (LIBOR + 5.00%), (1.00% floor) due October 16, 2022(4)(5)(6)(16)(21)	$5,500,130	$5,452,580	$5,390,127
Total Aerospace and Defense		$5,452,580	$5,390,127	1.8%

Business Services
Access CIG, LLC
first lien senior secured notes, 6.19% (LIBOR + 3.75%), (0.00% floor) due February 27, 2025(4)(5)(6)(14)(16)(21)	$493,752	$493,752	$490,513
second lien senior secured notes, 10.19% (LIBOR + 7.75%), (0.00% floor) due February 27, 2026(4)(5)(14)(16)(21)	16,754,000	16,854,905	16,614,439

Convergint Technologies, LLC
second lien senior secured notes, 9.19% (LIBOR + 6.75%), (0.75% floor) due February 2, 2026(4)(5)(16)(21)	1,500,000	1,492,966	1,440,000

Imagine! Print Solutions
second lien senior secured notes, 11.19% (LIBOR + 8.75%), (1.00% floor) due June 21, 2023(4)(5)(16)(21)	15,000,000	14,850,583	12,000,000

OMNIA Partners, Inc.
first lien senior secured notes, 6.35% (LIBOR + 3.75%), (0.00% floor) due May 23, 2025(4)(5)(6)(14)(15)(21)	5,940,027	5,941,635	5,865,777
second lien senior secured notes, 10.10% (LIBOR + 7.50%), (0.00% floor) due May 22, 2026(4)(5)(14)(15)(21)	14,000,000	13,939,940	13,650,000

Premiere Global Services, Inc.
first lien senior secured notes, 9.06% (LIBOR + 6.50%), (1.00% floor) due December 8, 2021(4)(5)(6)(15)	14,318,924	13,581,243	8,090,192
second lien senior secured notes, 12.08% (LIBOR + 9.50%), (1.00% floor) due June 6, 2022(4)(5)(15)	10,000,000	9,812,522	5,000,000

Verifone Systems, Inc.
first lien senior secured notes, 6.52% (LIBOR + 4.00%), (0.00% floor) due August 20, 2025(4)(5)(6)(15)(21)	6,965,000	6,934,419	6,738,638
Total Business Services		$83,901,965	$69,889,559	23.2%

Diversified Insurance
AmeriLife Group LLC
second lien senior secured notes, 11.41% (LIBOR + 9.00%), (1.00% floor) due July 11, 2027(4)(5)(16)	$10,000,000	$9,900,137	$9,950,000
Total Diversified Insurance		$9,900,137	$9,950,000	3.3%

Education
Edmentum, Inc. (f/k/a Plato, Inc.)
first lien senior secured notes, 7.08% (LIBOR + 4.50%), (1.00% floor) Cash, 4.00% PIK due June 9, 2021(3)(4)(5)(6)(15)(21)	$6,012,946	$5,976,814	$5,050,875
Total Education		$5,976,814	$5,050,875	1.7%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)
June 30, 2019

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
Financial Intermediaries
First American Payment Systems
second lien senior secured notes, 13.10% (LIBOR + 10.50%), (1.00% floor) due July 5, 2024(4)(5)(15)(21)	$1,500,000	$1,466,093	$1,498,125

Lighthouse Network, LLC (f/k/a Harbortouch Payments, LLC)
first lien senior secured notes, 7.08% (LIBOR + 4.50%), (1.00% floor) due November 30, 2024(4)(5)(6)(14)(15)(21)	3,447,500	3,434,061	3,443,191
second lien senior secured notes, 11.08% (LIBOR + 8.50%), (1.00% floor) due November 30, 2025(4)(5)(14)(15)(21)	16,490,000	16,339,962	16,118,975
Total Financial Intermediaries		$21,240,116	$21,060,291	7.0%

Healthcare
Keystone Acquisition Corp.
first lien senior secured notes, 7.85% (LIBOR + 5.25%), (1.00% floor) due May 1, 2024(4)(5)(6)(14)(15)(21)	$7,496,017	$7,467,276	$7,289,877
second lien senior secured notes, 11.85% (LIBOR + 9.25%), (1.00% floor) due May 1, 2025(4)(5)(14)(15)(21)	13,000,000	12,865,395	12,610,000

Viant Medical Holdings, Inc.
first lien senior secured notes, 6.35% (LIBOR + 3.75%), (0.00% floor) due July 2, 2025(4)(5)(6)(15)(21)	9,925,000	9,925,723	9,887,781
second lien senior secured notes, 10.35% (LIBOR + 7.75%), (0.00% floor) due July 2, 2026(4)(5)(15)(21)	5,000,000	4,955,136	4,912,500

Healthport Technologies, LLC
first lien senior secured notes, 6.69% (LIBOR + 4.25%), (1.00% floor) due December 1, 2021(4)(5)(6)(16)	12,467,532	10,770,171	10,597,402

ScribeAmerica, LLC
first lien senior secured notes, 6.97% (LIBOR + 4.50%), (0.00% floor) due April 3, 2025(4)(5)(6)(16)	9,912,092	9,846,750	9,837,751
Total Healthcare		$55,830,451	$55,135,311	18.3%

Logistics
Capstone Logistics Acquisition, Inc.
first lien senior secured notes, 6.94% (LIBOR + 4.50%), (1.00% floor) due October 7, 2021(4)(5)(6)(16)(21)	$12,917,066	$12,899,536	$12,836,334
Total Logistics		$12,899,536	$12,836,334	4.3%

Printing and Publishing
Merrill Communications, LLC
first lien senior secured notes, 7.83% (LIBOR + 5.25%), (1.00% floor) due June 1, 2022(4)(5)(6)(15)(21)	$4,860,339	$4,853,709	$4,884,641
Total Printing and Publishing		$4,853,709	$4,884,641	1.6%

Software
ECI Software Solutions, Inc.
first lien senior secured notes, 6.85% (LIBOR + 4.25%), (1.00% floor) due September 29, 2024(4)(5)(6)(14)(15)(21)	$4,937,186	$4,952,874	$4,918,672
second lien senior secured notes, 10.60% (LIBOR + 8.00%), (1.00% floor) due September 29, 2025(4)(5)(14)(15)(21)	15,000,000	14,914,828	14,756,250

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)
June 30, 2019

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
Software – (continued)
Help/Systems Holdings, Inc.
first lien senior secured notes, 6.19% (LIBOR + 3.75%), (0.00% floor) due March 28, 2025(4)(5)(6)(14)(15)(21)	$3,960,000	$3,967,982	$3,925,350
second lien senior secured notes, 10.19% (LIBOR + 7.75%), (0.00% floor) due March 27, 2026(4)(5)(14)(15)(21)	15,500,000	15,484,417	15,345,000

Quest Software, Inc.
first lien senior secured notes, 6.84% (LIBOR + 4.25%), (0.00% floor) due May 16, 2025(4)(5)(6)(14)(15)(21)	5,970,000	5,943,994	5,865,525
second lien senior secured notes, 10.83% (LIBOR + 8.25%), (0.00% floor) due May 18, 2026(4)(5)(14)(15)(21)	15,000,000	14,864,250	14,728,200
Total Software		$60,128,345	$59,538,997	19.8%

Telecommunications Services
Global Tel Link Corp.
second lien senior secured notes, 10.69% (LIBOR + 8.25%), (0.00% floor) due November 29, 2026(4)(5)(14)(16)	$17,000,000	$16,715,260	$16,362,500
Total Telecommunication Services		$16,715,260	$16,362,500	5.4%

Utilities
CLEAResult Consulting, Inc.
first lien senior secured notes, 5.95% (LIBOR + 3.50%), (0.00% floor) due August 8, 2025(4)(5)(6)(16)(21)	$4,962,500	$4,940,170	$4,912,875
second lien senior secured notes, 9.70% (LIBOR + 7.25%), (0.00% floor) due August 10, 2026(4)(5)(16)(21)	7,650,000	7,676,754	7,420,500
Total Utilities		$12,616,924	$12,333,375	4.1%
Total Senior Secured Notes		$289,515,837	$272,432,010	90.5%

Collateralized Loan Obligation – Debt Investments
Structured Finance
Galaxy XXVIII CLO, Ltd.
CLO secured class F notes, 11.08% (LIBOR + 8.48%), (no floor) due July 15, 2031(4)(5)(11)(12)(15)	$1,000,000	$930,530	$865,400
Total Structured Finance		$930,530	$865,400	0.3%
Total Collateralized Loan Obligation – Debt Investments		$930,530	$865,400	0.3%

Collateralized Loan Obligation – Equity Investments
Structured Finance
AMMC CLO XI, Ltd.
CLO subordinated notes, estimated yield 15.89% due April 30, 2031(9)(11)(12)(17)	$6,000,000	$3,860,546	$3,180,000

AMMC CLO XII, Ltd.
CLO subordinated notes, estimated yield 16.89% due November 10, 2030(9)(11)(12)(17)	12,921,429	6,994,297	5,297,786

Atlas Senior Loan Fund XI, Ltd.
CLO subordinated notes, estimated yield 21.10% due July 26, 2031(9)(11)(12)(17)	5,725,000	4,394,016	4,179,250

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)
June 30, 2019

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Babson CLO Ltd. 2015-I
CLO subordinated notes, estimated yield 13.93% due January 20, 2031(9)(11)(12)(17)	$2,840,000	$1,875,569	$1,306,400

BlueMountain CLO 2014-2 Ltd.
CLO subordinated notes, estimated yield 22.96% due October 20, 2030(9)(11)(12)(17)	6,374,000	2,567,140	2,740,820

Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 21.13% due January 18, 2029(9)(11)(12)(17)	6,250,000	4,077,788	3,499,746

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 12.21% due June 9, 2030(9)(11)(12)(17)	18,000,000	13,415,309	9,900,000

Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 15.31% due October 20, 2028(9)(11)(12)(17)	7,700,000	7,499,452	6,468,000

CIFC Funding 2014-3, Ltd.
CLO subordinated notes, estimated yield 17.57% due October 22, 2031(9)(11)(12)(17)	10,000,000	6,331,525	5,500,000

Galaxy XXVIII CLO, Ltd.
CLO subordinated notes, estimated yield 14.93% due July 15, 2031(9)(11)(12)(17)	2,000,000	1,015,099	746,013

Hull Street CLO Ltd.
CLO subordinated notes, estimated yield -18.60% due October 18, 2026(9)(11)(12)(17)	5,000,000	1,389,490	300,000

Ivy Hill Middle Market Credit Fund VII, Ltd.
CLO subordinated notes, estimated yield 8.61% due October 20, 2029(9)(11)(12)(17)	10,800,000	9,037,351	6,211,739

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 15.47% due January 22, 2028(9)(11)(12)(17)	5,422,500	5,182,670	4,663,350

Nassau 2019-I Ltd.
CLO subordinated notes, estimated yield 24.43% due April 15, 2031(9)(11)(12)(14)(17)	23,500,000	18,608,404	19,270,000

Octagon Investment Partners 38, Ltd.
CLO subordinated notes, estimated yield 18.21% due July 20, 2030(9)(11)(12)(17)	5,000,000	4,284,652	4,200,000

Regatta XV Funding, Ltd.
CLO subordinated notes, estimated yield 0.00% due October 25, 2026(9)(11)(12)(17)(23)	3,000,000	—	75,000

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)
June 30, 2019

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 13.33% due July 25, 2030(9)(11)(12)(14)(17)	$45,500,000	$43,611,366	$34,125,000

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 8.06% due July 17, 2026(9)(11)(12)(17)	14,447,790	8,253,825	4,623,293

Telos CLO 2013-4, Ltd.
CLO subordinated notes, estimated yield 17.74% due January 17, 2030(9)(11)(12)(17)	11,350,000	7,329,826	4,813,294

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 20.24% due April 17, 2028(9)(11)(12)(17)	28,500,000	17,982,609	11,367,711

Venture XIV, Ltd.
CLO subordinated notes, estimated yield 15.87% due August 28, 2029(9)(11)(12)(17)	2,500,000	1,546,839	950,000

Venture XVII, Ltd.
CLO subordinated notes, estimated yield 20.79% due April 15, 2027(9)(11)(12)(17)	6,200,000	4,049,283	2,820,620

Venture XX, Ltd.
CLO subordinated notes, estimated yield 12.57% due April 15, 2027(9)(11)(12)(17)	3,000,000	1,972,138	1,530,000

Vibrant CLO V, Ltd.
CLO subordinated notes, estimated yield 10.25% due January 20, 2029(9)(11)(12)(17)	13,475,000	11,820,053	8,085,000

West CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield -5.70% due July 18, 2026(9)(11)(12)(17)	9,250,000	5,900,349	3,792,500

Windriver 2012-1 CLO, Ltd.
CLO subordinated notes, estimated yield -1.91% due January 15, 2026(9)(11)(12)(17)	7,500,000	3,987,539	2,196,305

Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 20.38% due July 15, 2029(9)(11)(12)(17)	10,500,000	7,992,717	6,720,000

CLO Equity Side Letter Related Investments(11)(12)(13)		1,378,224	1,985,975
Total Structured Finance		$206,358,076	$160,547,802	53.4%
Total Collateralized Loan Obligation – Equity Investments		$206,358,076	$160,547,802	53.4%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)
June 30, 2019

COMPANY/INVESTMENT(1)(20)	SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS
Common Stock
IT Consulting
Unitek Global Services, Inc.
common equity(7)	1,244,188	$684,960	$—
Total IT Consulting		$684,960	$—	0.0%
Total Common Stock		$684,960	$—	0.0%

Preferred Equity
IT Consulting
Unitek Global Services, Inc.
Series B Preferred Equity(24)(27)	10,323,434	$8,293,568	$7,226,404
Series B Senior Preferred Equity(25)(27)	4,352,199	4,112,165	4,352,199
Series B Super Senior Preferred Stock(26) (27)	2,371,211	2,371,211	2,371,211
Total IT Consulting		$14,776,944	$13,949,814	4.6%
Total Preferred Equity		$14,776,944	$13,949,814	4.6%

Other Investments
Software
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)
Earnout payments(7)(18)		$500,000	$—
Total Software		$500,000	$—	0.0%
Total Other Investments		$500,000	$—	0.0%
Total Investments in Securities(8)		$512,766,347	$447,795,026	148.8%

Cash Equivalents
First American Government Obligations Fund(19)		$10,336,577	$10,336,577
Total Cash Equivalents		$10,336,577	$10,336,577	3.4%
Total Investments in Securities and Cash Equivalents		$523,102,924	$458,131,603	152.2%

____________

(1)      Other than Unitek Global Services, Inc., of which we are deemed to be an “affiliate,” we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned between 5% and 25% of its voting securities.

(2)      Fair value is determined in good faith by the Board of Directors of the Company.

(3)      Portfolio includes $6,012,946 of principal amount of debt investments which contain a PIK provision at June 30, 2019.

(4)      Notes bear interest at variable rates and are subject to an interest rate floor where disclosed.

(5)      Cost reflects accretion of original issue discount or market discount.

(6)      Cost reflects repayment of principal.

(7)      Non-income producing at the relevant period end.

(8)      Aggregate gross unrealized appreciation for federal income tax purposes is $6,615,244; aggregate gross unrealized depreciation for federal income tax purposes is $91,965,276. Net unrealized depreciation is $85,350,032 based upon a tax cost basis of $533,145,058.

(9)      Cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO equity investments.

(10)    The CLO equity investment was optionally redeemed. Refer to “Note 3. Summary of Significant Accounting Policies.”

(11)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2019, the Company held qualifying assets that represented 65.3% of its total assets.

(12)    Investment not domiciled in the United States.

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
June 30, 2019

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

(19)    Represents cash equivalents held in money market accounts as of June 30, 2019.

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

(24)    The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 13.5% per annum payable in additional shares.

(25)    The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 19.0% per annum payable in additional shares.

(26)    The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 20.0% per annum payable in additional shares.

(27)    Effective June 26, 2019, the Company entered into an Exchange Agreement with UniTek Global Services, Inc. (the “Exchange Agreement”), to receive 2,371,211 shares of Series B Super Senior Preferred Stock, 4,352,199 shares of Series B Senior Preferred Stock and 10,323,434 shares of Series B Preferred Stock (collectively, “Preferred Stock”) in exchange for all Series A shares of each respective Preferred Stock tranche currently held by OXSQ. This exchange resulted in the capitalization of approximately $6.3 million of cumulative PIK dividends which are added to the cost basis of each respective Preferred Stock tranche. This amount is recognized as dividend income — PIK in the consolidated statement of operations.

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2018

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes
Aerospace and Defense
Novetta, LLC
first lien senior secured notes, 7.53% (LIBOR + 5.00%), (1.00% floor) due October 16, 2022(4)(5)(6)(16)(21)	$5,528,630	$5,479,773	$5,348,950
Total Aerospace and Defense		$5,479,773	$5,348,950	1.7%

Business Services
Access CIG, Inc.
first lien incremental senior secured notes, 6.46% (LIBOR + 3.75%), (0.00% floor) due February 27, 2025(4)(5)(14)(15)(21)	$496,250	$496,250	$481,055
second lien senior secured notes, 10.46% (LIBOR + 7.75%), (0.00% floor) due February 27, 2026(4)(5)(14)(15)(21)	16,754,000	16,858,239	16,446,899

Convergint Technologies, LLC
second lien senior secured notes, 9.27% (LIBOR + 6.75%), (0.75% floor) due February 2, 2026(4)(5)(16)(21)	1,500,000	1,492,945	1,410,000

Imagine! Print Solutions
second lien senior secured notes, 11.28% (LIBOR + 8.75%), (1.00% floor) due June 21, 2023(4)(5)(16)(21)	15,000,000	14,839,700	13,350,000

OMNIA Partners, Inc.
first lien senior secured notes, 6.55% (LIBOR + 3.75%), (0.00% floor) due May 23, 2025(4)(5)(14)(15)(21)	5,970,000	5,971,918	5,790,900
second lien senior secured notes, 10.30% (LIBOR + 7.50%), (0.00% floor) due May 22, 2026(4)(5)(14)(15)(21)	14,000,000	13,935,939	13,580,000

Premiere Global Services, Inc.
senior secured notes, 9.09% (LIBOR + 6.50%), (1.00% floor) due December 8, 2021(4)(5)(6)(14)(15)(21)	14,747,634	13,866,831	11,798,107
second lien senior secured notes, 11.92% (LIBOR + 9.50%), (1.00% floor) due June 6, 2022(4)(5)(14)(15)(21)	10,000,000	9,787,854	8,000,000

Verifone Systems, Inc.
first lien senior secured notes, 6.64% (LIBOR + 4.00%), (0.00% floor) due August 20, 2025(4)(5)(6)(15)(21)	7,000,000	6,966,062	6,747,510
second lien senior secured notes, 10.64% (LIBOR + 8.00%), (0.00% floor) due August 20, 2026(4)(5)(15)(21)	8,000,000	7,922,744	7,860,000
Total Business Services		$92,138,482	$85,464,471	27.2%

Diversified Insurance
AmeriLife Group LLC
first lien senior secured notes, 7.27% (LIBOR + 4.75%), (1.00% floor) due July 10, 2022(4)(5)(6)(16)(21)	$14,983,674	$14,891,788	$14,684,001
Total Diversified Insurance		$14,891,788	$14,684,001	4.7%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
December 31, 2018

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
Education
Edmentum, Inc. (f/k/a Plato, Inc.)
first lien senior secured notes, 7.03% (LIBOR+ 4.50%), (1.00% floor) Cash, 4.00% PIK due June 9, 2021(3)(4)(5)(6)(15)	$5,907,089	$5,860,128	$4,902,884
Total Education		$5,860,128	$4,902,884	1.6%

Financial Intermediaries
First American Payment Systems
second lien senior secured notes, 13.04% (LIBOR + 10.50%), (1.00% floor) due July 5, 2024(4)(5)(21)(22)	$1,500,000	$1,463,325	$1,498,125

Lighthouse Network, LLC (f/k/a Harbortouch Payments, LLC)
first lien senior secured notes, 7.03% (LIBOR + 4.50%), (1.00% floor) due November 30, 2024(4)(5)(6)(15)(21)	3,465,000	3,450,119	3,430,350
second lien senior secured notes, 11.03% (LIBOR + 8.50%), (1.00% floor) due November 30, 2025(4)(5)(15)(21)	12,000,000	11,894,617	11,910,000
Total Financial Intermediaries		$16,808,061	$16,838,475	5.4%

Healthcare
Keystone Acquisition Corp.
first lien senior secured notes, 8.05% (LIBOR + 5.25%), (1.00% floor) due May 1, 2024(4)(5)(6)(14)(15)(21)	$7,534,165	$7,500,602	$7,345,811
second lien senior secured notes, 12.05% (LIBOR + 9.25%), (1.00% floor) due May 1, 2025(4)(5)(14)(15)(21)	13,000,000	12,852,264	12,707,500

Viant Medical Holdings, Inc.
first lien senior secured notes, 6.55% (LIBOR + 3.75%), (0.00% floor) due July 2, 2025(4)(5)(15)(21)	9,975,000	9,975,865	9,812,906
second lien senior secured notes, 10.55% (LIBOR + 7.75%), (0.00% floor) due July 2, 2026(4)(5)(15)(21)	5,000,000	4,953,106	4,850,000

Scribe America, LLC
first lien senior secured notes, 6.88% (LIBOR + 4.50%), (0.00% floor) due April 3, 2025(4)(5)(16)	12,468,593	12,374,678	12,203,635
Total Healthcare		$47,656,515	$46,919,852	14.9%

Logistics
Capstone Logistics Acquisition, Inc.
first lien senior secured notes, 7.02% (LIBOR + 4.50%), (1.00% floor) due October 7, 2021(4)(5)(6)(16)(21)	$13,221,953	$13,199,885	$12,998,899
Total Logistics		$13,199,885	$12,998,899	4.1%

Printing and Publishing
Merrill Communications, LLC
first lien senior secured notes, 7.78% (LIBOR + 5.25%), (1.00% floor) due June 01, 2022(4)(5)(6)(15)(21)	$4,860,339	$4,852,862	$4,836,037
Total Printing and Publishing		$4,852,862	$4,836,037	1.5%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
December 31, 2018

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
Software
ECI Software Solutions, Inc.
first lien senior secured notes, 7.06% (LIBOR + 4.25%), (1.00% floor) due September 27, 2024(4)(5)(6)(14)(15)(21)	$4,962,312	$4,978,040	$4,863,066
second lien senior secured notes, 10.80% (LIBOR + 8.00%), (1.00% floor) due September 29, 2025(4)(5)(14)(15)(21)	15,000,000	14,907,907	14,737,500

Help/Systems Holdings, Inc.
first lien senior secured notes, 6.27% (LIBOR + 3.75%), (0.00% floor) due March 28, 2025(4)(5)(14)(16)(21)	3,980,000	3,988,911	3,810,850
second lien senior secured notes, 10.27% (LIBOR + 7.75%), (0.00% floor) due March 27, 2026(4)(5)(14)(16)(21)	15,500,000	15,489,645	15,035,000

Quest Software, Inc.
first lien senior secured notes, 6.78% (LIBOR + 4.25%), (0.00% floor) due May 16, 2025(4)(5)(14)(15)(21)	6,000,000	5,972,430	5,790,000
second lien senior secured notes, 10.78% (LIBOR + 8.25%), (0.00% floor) due May 18, 2026(4)(5)(14)(15)(21)	15,000,000	14,859,667	14,775,000
Total Software		$60,196,600	$59,011,416	18.8%

Telecommunications Services
Global Tel Link Corp.
first lien senior secured notes, 6.96% (LIBOR + 4.25%), (0.00% floor) due November 29, 2025(4)(5)(6)(14)(15)	$2,982,550	$2,967,952	$2,898,054
second lien senior secured notes, 10.96% (LIBOR + 8.25%), (0.00% floor) due November 29, 2026(4)(5)(14)(15)	17,000,000	16,704,668	16,490,000
Total Telecommunication Services		$19,672,620	$19,388,054	6.2%

Utilities
CRCI Longhorn Holdings, Inc.
first lien senior secured notes, 5.89% (LIBOR + 3.50%), (0.00% floor) due August 8, 2025(4)(5)(16)(21)	$4,987,500	$4,963,660	$4,750,594
second lien senior secured notes, 9.64% (LIBOR + 7.25%), (0.00% floor) due August 10, 2026(4)(5)(15)(21)	7,650,000	7,677,680	7,592,625
Total Utilities		$12,641,340	$12,343,219	3.9%
Total Senior Secured Notes		$293,398,054	$282,736,258	90.0%

Collateralized Loan Obligation – Debt Investments
Structured Finance
Galaxy XXVIII CLO, Ltd.
CLO secured class F notes, 10.82% (LIBOR + 8.48%), (no floor) due July 15, 2031(4)(5)(11)(12)(15)	$1,000,000	$927,670	$915,900
Total Structured Finance		$927,670	$915,900	0.3%
Total Collateralized Loan Obligation – Debt Investments		$927,670	$915,900	0.3%

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

Cedar Funding VI CLO, Ltd.
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

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
December 31, 2018

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 15.86% due July 25, 2030(9)(11)(12)(14)(17)	$45,500,000	$43,936,431	$39,130,000

Steele Creek CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 24.11% due April 21, 2031(9)(11)(12)(17)	5,000,000	3,561,059	3,597,500

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 11.99% due July 17, 2026(9)(11)(12)(17)	14,447,790	9,345,851	5,201,204

Telos CLO 2013-4, Ltd.
CLO subordinated notes, estimated yield 17.80% due January 17, 2030(9)(11)(12)(17)	11,350,000	7,511,448	5,961,705

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 20.93% due April 17, 2028(9)(11)(12)(14)(17)	28,500,000	18,995,759	14,284,910

Venture XIV, Ltd.
CLO subordinated notes, estimated yield 15.18% due August 28, 2029(9)(11)(12)(17)	2,500,000	1,581,371	1,075,000

Venture XVII, Ltd.
CLO subordinated notes, estimated yield 17.68% due April 15, 2027(9)(11)(12)(17)	6,200,000	4,167,706	3,259,209

Venture XX, Ltd.
CLO subordinated notes, estimated yield 19.72% due April 15, 2027(9)(11)(12)(17)	3,000,000	2,236,677	1,770,000

Vibrant CLO V, Ltd.
CLO subordinated notes, estimated yield 15.12% due January 20, 2029(9)(11)(12)(17)	13,475,000	12,009,373	8,219,750

West CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 10.67% due July 18, 2026(9)(11)(12)(17)	9,250,000	6,345,384	3,700,000

Windriver 2012-1 CLO, Ltd.
CLO subordinated notes, estimated yield 4.34% due January 15, 2026(9)(11)(12)(17)	7,500,000	4,588,025	2,355,647

Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 19.71% due July 15, 2029(9)(11)(12)(17)	10,500,000	8,060,334	6,720,000

CLO Equity Side Letter Related Investments(11)(12)(13)		125,000	834,740
Total Structured Finance		$191,407,031	$146,844,475	46.7%
Total Collateralized Loan Obligation – Equity Investments		$191,407,031	$146,844,475	46.7%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
December 31, 2018

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS
Common Stock
IT Consulting
Unitek Global Services, Inc.
common equity(7)	1,244,188	$684,960	$149,303
Total IT Consulting		$684,960	$149,303	0.0%
Total Common Stock		$684,960	$149,303	0.0%

Preferred Equity
IT Consulting
Unitek Global Services, Inc.
Series A Preferred Equity(7)(24)	5,706,866	$3,677,000	$8,217,887
Series A Senior Preferred Equity(7)(25)	3,002,455	2,762,421	3,963,240
Series A Super Senior Preferred Stock(7)(26)	2,001,636	2,001,636	2,161,767
Total IT Consulting		$8,441,057	$14,342,894	4.6%
Total Preferred Equity		$8,441,057	$14,342,894	4.6%

Other Investments
Software
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)
Earnout payments(7)(18)		$500,000	$—
Total Software		$500,000	$—	0.0%
Total Other Investments		$500,000	$—	0.0%
Total Investments in Securities(8)		$495,358,772	$444,988,830	141.6%

Cash Equivalents
First American Government Obligations Fund(19)		$13,905,059	$13,905,059
Total Cash Equivalents		$13,905,059	$13,905,059	4.4%
Total Investments in Securities and Cash Equivalents		$509,263,831	$458,893,889	146.0%

____________

(1)      Other than Unitek Global Services, Inc., of which we are deemed to be an “affiliate,” we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned between 5% and 25% of its voting securities.

(2)      Fair value is determined in good faith by the Board of Directors of the Company.

(3)      Portfolio includes $5,907,089 of principal amount of debt investments which contain a PIK provision at December 31, 2018.

(4)      Notes bear interest at variable rates and are subject to an interest rate floor where disclosed.

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

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
INVESTMENT INCOME
From non-affiliated investments:
Interest income – debt investments	$7,432,376	$5,851,355	$14,580,857	$11,673,092
Income from securitization vehicles and investments	6,649,481	6,100,764	13,496,406	12,903,628
Other income	495,158	465,203	724,866	1,087,186
Total investment income from non-affiliated investments	14,577,015	12,417,322	28,802,129	25,663,906

From affiliated investments:
Dividend income – PIK	6,335,886	—	6,335,886	—
Interest income – debt investments	—	101,400	—	201,616
Total investment income from affiliated investments	6,335,886	101,400	6,335,886	201,616
Total investment income	20,912,901	12,518,722	35,138,015	25,865,522

EXPENSES
Interest expense	2,806,159	1,250,694	4,956,000	2,376,774
Base management fees	1,868,123	1,742,391	3,494,661	3,422,205
Professional fees	354,818	348,159	722,069	505,077
Compensation expense	194,975	216,133	427,903	476,222
General and administrative	554,075	433,624	882,592	834,195
Total expenses before incentive fees	5,778,150	3,991,001	10,483,225	7,614,473
Net investment income incentive fees	2,355,442	839,710	3,511,493	1,839,942
Total expenses	8,133,592	4,830,711	13,994,718	9,454,415
Net investment income	12,779,309	7,688,011	21,143,297	16,411,107
Net change in unrealized appreciation/(depreciation) on investments:
Non-Affiliated investments	(11,951,759)	(2,477,460)	(7,723,109)	874,142
Affiliated investments	(8,328,556)	2,737,099	(6,878,270)	1,863,529
Total net change in unrealized appreciation/(depreciation) on investments	(20,280,315)	259,639	(14,601,379)	2,737,671
Net realized gains/(losses):
Non-Affiliated/non-control investments	1,296	(1,045,739)	(1,277,570)	(756,804)
Extinguishment of debt	(36,980)	—	(51,086)	—
Total net realized gains/(losses)	(35,684)	(1,045,739)	(1,328,656)	(756,804)
Net increase/(decrease) in net assets resulting from operations	$(7,536,690)	$6,901,911	$5,213,262	$18,391,974
Net increase in net assets resulting from net investment income per common share (Basic and Diluted)	$0.27	$0.15	$0.44	$0.32
Net increase/(decrease) in net assets resulting from operations per common share (Basic and Diluted)	$(0.16)	$0.14	$0.11	$0.36
Weighted average shares of common stock outstanding:
Basic and Diluted	47,650,959	50,086,563	47,650,959	50,640,236
Distributions per share	$0.201	$0.200	$0.401	$0.400

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Increase in net assets from operations:
Net investment income	$12,779,309	$7,688,011	$21,143,297	$16,411,107
Net change in unrealized appreciation/(depreciation) on investments	(20,280,315)	259,639	(14,601,379)	2,737,671
Net realized losses	(35,684)	(1,045,739)	(1,328,656)	(756,804)
Net increase/(decrease) in net assets resulting from operations	(7,536,690)	6,901,911	5,213,262	18,391,974
Distributions to stockholders:
Distributions from net investment income	(8,141,167)	(9,969,575)	(16,241,830)	(20,121,580
Tax return of capital distributions	(1,436,676)	—	(2,866,205)	—
Total distributions to stockholders	(9,577,843)	(9,969,575)	(19,108,035)	(20,121,580)
Capital share transactions:
Repurchase of common stock	—	(7,333,822)	—	(13,281,312)
Net decrease in net assets from capital share transactions	—	(7,333,822)	—	(13,281,312)
Total decrease in net assets	(17,114,533)	(10,401,486)	(13,894,773)	(15,010,918)
Net assets at beginning of period	317,944,007	383,809,210	314,724,247	388,418,642
Net assets at end of period	$300,829,474	$373,407,724	$300,829,474	$373,407,724
Capital share activity:
Shares repurchased	—	(1,081,540)	—	(2,071,800)
Net decrease in capital share activity	—	(1,081,540)	—	(2,071,800)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$5,213,262	$18,391,974
Accretion of discounts on investments	(359,387)	(365,670)
Amortization of deferred debt issuance costs	315,942	163,628
Non-cash interest and dividend income due to PIK	(6,484,258)	(139,424)
Purchases of investments	(50,821,290)	(64,163,990)
Repayments of principal	23,963,855	68,559,380
Proceeds from the sale of investments	10,997,507	3,235,410
Net realized losses on investments	1,277,570	756,804
Reductions to CLO equity cost value	4,018,428	9,718,834
Net change in unrealized depreciation on investments	14,601,379	(2,737,671)
Decrease in interest and distributions receivable	195,945	1,328,218
Increase in other assets	(28,388)	(174,316)
Increase in accrued interest payable	483,420	121,114
Decrease (Increase) in base management fee and net investment income incentive fee payable	996,110	(123,998)
Increase in accrued expenses	(74,583)	(67,528)
Net cash provided by operating activities	4,295,512	34,502,765

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid	(19,108,035)	(20,121,580)
Repurchase of common stock	—	(13,281,312)
Proceeds from issuance of 6.25% Unsecured Notes	44,790,750	—
Partial repayment of credit facility	(32,809,594)	—
Proceeds from issuance of credit facility	—	95,193,113
Deferred debt issuance costs paid	(1,645,548)	(212,046)
Net cash (used in)/provided by financing activities	(8,772,427)	61,578,175
Net (decrease)/increase in cash, cash equivalents and restricted cash	(4,476,915)	96,080,940
Cash equivalents and restricted cash, beginning of period	17,080,864	30,013,842
Cash equivalents and restricted cash, end of period	$12,603,949	$126,094,782

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$4,207,725	$1,046,016

NON-CASH ACTIVITIES
Securities purchased not settled	$—	$49,359,978

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim consolidated financial statements of Oxford Square Capital Corp. (“OXSQ” and, together with its subsidiary, the “Company”), are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of the results for the interim period included herein. The current period’s consolidated results of operations are not necessarily indicative of results that may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”).

NOTE 2. ORGANIZATION

OXSQ was incorporated under the General Corporation Laws of the State of Maryland on July 21, 2003, and is a non-diversified, closed-end investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated for tax purposes as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s investment objective is to maximize its total return, by investing primarily in corporate debt securities and collateralized loan obligation (“CLO”) structured finance investments that own corporate debt securities.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, OXSQ Funding. All inter-company accounts and transactions have been eliminated upon consolidation.

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
June 30, 2019

(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

USE OF ESTIMATES

The consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates, and these differences could be material.

CONSOLIDATION

As provided under Regulation S-X and ASC Topic 946-810, Consolidation, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or a controlled operating company whose business consists of providing services to the Company. The Company consolidates OXSQ Funding in its financial statements in accordance with ASC 946-810.

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

Restricted cash represents the cash held by the trustee of OXSQ Funding. The amount is held by the trustee for payment of interest expense and operating expenses of the entity, principal repayments on borrowings, or new investments, based upon the terms of the respective indenture, and are not available for general corporate purposes. There was approximately $2.3 million and $3.2 million of restricted cash as of June 30, 2019 and December 31, 2018, respectively.

INVESTMENT VALUATION

The Company measures its investment portfolio at fair value in accordance with the provisions of ASC 820, Fair Value Measurement. Estimates made in the preparation of the Company’s consolidated financial statements include the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. The Company believes that there is no single definitive method for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments the Company makes.

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, all of OXSQ’s investments are based upon “Level 3” inputs as of June 30, 2019.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Syndicated Loans

In accordance with ASC 820-10, the Company’s valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace from which the Company obtains indicative bid quotes for purposes of determining the fair value of its syndicated loan investments has shown attributes of illiquidity as described by ASC 820-10. During such periods of illiquidity, when the Company believes that the non-binding indicative bids received from agent banks for certain syndicated loan investments that we own may not be determinative of their fair value, or when no market indicative quote is available, the Company may engage third-party valuation firms to provide assistance in valuing certain syndicated investments that OXSQ owns. In addition, Oxford Square Management analyzes each syndicated loan by reviewing the portfolio company’s financial statements, covenant compliance and recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms, if any. All information is presented to the Board for its determination of fair value of these investments.

Collateralized Loan Obligations — Debt and Equity

The Company holds a number of debt and equity positions in CLO investment vehicles and CLO warehouse investments. These investments are special purpose financing vehicles. In valuing such investments, the Company considers the indicative prices provided by a recognized industry pricing service as a primary source, and the implied yield of such prices, supplemented by actual trades executed in the market at or around period-end, as well as the indicative prices provided by the broker who arranges transactions in such investment vehicles. The Company also considers those instances in which the record date for an equity distribution payment falls on or before the last day of the period, and the likelihood that a prospective purchaser would require a downward adjustment to the indicative price representing substantially all of the pending distribution. Additional factors include any available information on other relevant transactions including firm bids and offers in the market and information resulting from bids-wanted-in-competition. In addition, the Company considers the operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults, if any. Oxford Square Management or the Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation process of CLO investment vehicles. All information is presented to the Board for its determination of fair value of these investments.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of June 30, 2019 and as of December 31, 2018, the Company had no debt investments that were on non-accrual status.

Interest income also includes a payment-in-kind (“PIK”) provision on certain investments in the Company’s portfolio. Refer to the section below, “Payment-In-Kind,” for a description of the PIK provision and its impact on interest income.

Payment-In-Kind

The Company has debt and preferred equity investments in its portfolio which contain a contractual PIK provision. Certain PIK investments offer issuers the option at each payment date of making payments in cash or additional securities. PIK interest and preferred equity dividends are computed at the contractual rate and are accrued into income and recorded as interest and dividend income, respectively. The PIK amounts are added to the principal balance on the capitalization date. Upon capitalization, the PIK component is subject to the fair value estimates associated with their related investments. At the point the Company believes PIK is not fully expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. PIK investments on non-accrual status are restored to accrual status once it becomes probable that PIK will be realized.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Income from Securitization Vehicles and Investments

Income from investments in the equity class securities of CLO vehicles (typically income notes or subordinated notes) is recorded using the effective interest method in accordance with the provisions of ASC 325-40, based upon an effective yield to the expected redemption utilizing estimated cash flows, including those CLO equity investments that have not made their inaugural distribution for the relevant period end. The Company monitors the expected residual payments, and effective yield is determined and updated periodically, as needed. Accordingly, investment income recognized on CLO equity securities in the consolidated statement of operations differs from both the tax-basis investment income and from the cash distributions actually received by the Company during the period.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

The Company recognizes the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained, assuming examination by tax authorities. Through June 30, 2019, management has analyzed the Company’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions expected to be taken in the Company’s 2019 tax returns. The Company identifies its major tax jurisdictions as U.S Federal and Connecticut State; however, the Company is not aware of any tax position for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. For tax purposes, the cost basis of the portfolio investments at June 30, 2019, and December 31, 2018, was approximately $533.1 million and $502.7 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

(unaudited)

NOTE 4. FAIR VALUE

The Company’s assets measured at fair value by investment type on a recurring basis as of June 30, 2019 were as follows:

	Fair Value Measurements at Reporting Date Using
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$—	$—	$272.4	$272.4
CLO Debt	—	—	0.9	0.9
CLO Equity	—	—	160.5	160.5
Equity and Other Investments	—	—	13.9	13.9
Total Investments at fair value(1)	—	—	447.8	447.8
Cash equivalents	10.3	—	—	10.3
Total assets at fair value	$10.3	$—	$447.8	$458.1

____________

(1)      Totals may not sum due to rounding.

The Company’s assets measured at fair value by investment type on a recurring basis at December 31, 2018 were as follows:

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

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of June 30, 2019 and December 31, 2018, respectively. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or Oxford Square Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

(unaudited)

NOTE 4. FAIR VALUE (cont.)

	Quantitative Information about Level 3 Fair Value Measurements
Assets ($ in millions)	Fair Value as of June 30, 2019	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(1)	Impact to Fair Value from an Increase in Input(2)
Senior Secured Notes	$236.2	Market quotes	NBIB(3)	50.0% – 100.5%/92.6%	N/A
	$36.2	Recent transactions	Actual trade/payoff(4)	85.0% – 99.6%/94.6%	N/A
CLO debt	$0.9	Market quotes	NBIB(3)	86.5%/ncm(5)	N/A
CLO equity	$88.0	Market quotes	NBIB(3)	6.0% – 86.0%/55.4%	N/A
	$70.5	Yield Analysis	Discount Margin	13.1% – 22.2%/15.4%	Decrease
	$1.9	Discounted cash flow(6)	Discount rate(7)	8.5% – 15.2%/10.8%	Decrease
	$0.1	Recent transactions	Actual trade/payoff(4)	1.1%/ncm(5)	N/A
	$0.1	Liquidation Net Asset Value(8)	NBIB(3)	2.5%/ncm(5)	N/A
Equity/Other Investments	$13.9	Enterprise value(9)	EBITDA(10)	$33.7 million /ncm(5)	Increase
			Market multiples(10)	7.2x – 8.3x/ncm(5)	Increase
Total Fair Value for Level 3 Investments	$447.8

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

(unaudited)

NOTE 4. FAIR VALUE (cont.)

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

(unaudited)

NOTE 4. FAIR VALUE (cont.)

falls on or before the last day of the period, and the likelihood that a prospective purchaser would require an adjustment to the transaction price representing substantially all of the pending distribution.

(8)      Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.

(9)      For the corporate debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that the Company provides to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of the Company’s securities. In those instances, where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by Oxford Square Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.

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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2019, and the level of each financial liability within the fair value hierarchy:

($ in millions)	Carrying Value(1)	Fair Value	Level 1	Level 2	Level 3
6.50% Unsecured Notes(2)	$62.8	$66.0	$—	$66.0	$—
Credit Facility(3)	52.8	52.9	—	—	52.9
6.25% Unsecured Notes(2)	43.2	45.0	—	45.0	—
Total	$158.8	$163.9	$—	$111.0	$52.9

____________

(1)      Carrying value is net of unamortized deferred debt issuance costs. Unamortized deferred debt issuance costs associated with the 6.50% Unsecured Notes totaled approximately $1.5 million as of June 30, 2019. Unamortized deferred debt issuance costs associated with the Credit Facility totaled approximately $0.1 million as of June 30, 2019. Unamortized deferred debt issuance costs associated with the 6.25% Unsecured Notes totaled approximately $1.6 million as of June 30, 2019.

(2)      For the 6.50% Unsecured Notes and 6.25% Unsecured Notes, fair value is based upon the closing price on the last day of the period. The 6.50% Unsecured Notes and 6.25% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQL” and “OXSQZ”, respectively).

(3)      Fair value represents the par amount of the Credit Facility.

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2018, and the level of each financial liability within the fair value hierarchy:

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

(unaudited)

NOTE 4. FAIR VALUE (cont.)

A reconciliation of the fair value of investments for the three months ended June 30, 2019 utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Debt	CLO Equity	Equity/ Other Investments	Total(2)
Balance at March 31, 2019(2)	$280.0	$0.9	$151.7	$15.9	$448.6
Realized (losses) gains included in earnings	—	—	—	—	—
Unrealized appreciation/depreciation included in earnings	(2.5)	(0.1)	(9.4)	(8.3)	(20.3)
Accretion of discount	0.2	—	—	—	0.2
Purchases	20.6	—	25.8	—	46.4
Repayments and Sales	(26.0)	—	(4.9)	—	(30.9)
Reductions to CLO Equity Cost Value(1)	—	—	(2.6)	—	(2.6)
Payment in Kind income	0.1	—	—	6.3	6.4
Transfers in and/or (out) of level 3	—	—	—	—	—
Balance at June 30, 2019(2)	$272.4	$0.9	$160.5	$13.9	$447.8
Net change in unrealized (losses) gains on Level 3 investments still held as of June 30, 2019(2)	$(2.5)	$(0.1)	$(9.5)	$(8.3)	$(20.4)

____________

(1)      Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $9.3 million and the effective yield interest income of approximately $6.6 million.

(2)      Totals may not sum due to rounding.

A reconciliation of the fair value of investments for the six months ended June 30, 2019 utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Debt	CLO Equity	Equity/ Other Investments	Total(2)
Balance at December 31, 2018(2)	$282.7	$0.9	$146.8	$14.5	$445.0
Realized (losses) gains included in earnings	—	—	(1.3)	—	(1.3)
Unrealized appreciation/depreciation included in earnings	(6.4)	(0.1)	(1.2)	(6.9)	(14.6)
Accretion of discount	0.4	—	—	—	0.4
Purchases	25.0	—	25.8	—	50.8
Repayments and Sales	(29.4)	—	(5.5)	—	(34.9)
Reductions to CLO Equity Cost Value(1)	—	—	(4.0)	—	(4.0)
Payment in Kind income	0.2	—	—	6.3	6.5
Transfers in and/or (out) of level 3	—	—	—	—	—
Balance at June 30, 2019(2)	$272.4	$0.9	$160.5	$13.9	$447.8
Net change in unrealized (losses) gains on Level 3 investments still held as of June 30, 2019(2)	$(6.8)	$(0.1)	$(2.8)	$(6.9)	$(16.5)

____________

(1)      Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $17.5 million and the effective yield interest income of approximately $13.5 million.

(2)      Totals may not sum due to rounding

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

(unaudited)

NOTE 4. FAIR VALUE (cont.)

A reconciliation of the fair value of investments for the year ended December 31, 2018 utilizing significant unobservable inputs, is as follows:

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

(2)      Totals may not sum due to rounding.

The following table shows the fair value of the Company’s portfolio of investments by asset class as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$272.4	60.8%	$282.7	63.5%
CLO Debt	0.9	0.2%	0.9	0.2%
CLO Equity	160.5	35.9%	146.8	33.0%
Equity and Other Investments	13.9	3.1%	14.5	3.3%
Total(1)	$447.8	100.0%	$445.0	100.0%

____________

(1)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

(unaudited)

NOTE 5. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

As of June 30, 2019 and December 31, 2018, respectively, cash, cash equivalents and restricted cash were as follows:

($ in millions)	June 30, 2019	December 31, 2018
Cash	$—	$—
Cash Equivalents	10.3	13.9
Total Cash and Cash Equivalents	$10.3	$13.9
Restricted Cash	$2.3	$3.2

For further details regarding the composition of cash, cash equivalents and restricted cash refer to Note 3 — “Summary of Significant Accounting Policies.”

NOTE 6. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%, immediately after such borrowing. As of June 30, 2019 and December 31, 2018, the Company’s asset coverage for borrowed amounts was 283.7% and 308.5%, respectively.

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

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of June 30, 2019 and December 31, 2018. The fair value of the 6.50% Unsecured Notes and 6.25% Unsecured Notes are based upon the closing price on the last day of the period and are listed on the NASDAQ Global Select Market (trading symbol OXSQL and OXSQZ, respectively). The Credit Facility fair value represents the par amount of the debt obligation as of June 30, 2019 and December 31, 2018, respectively.

	As of
	June 30, 2019			December 31, 2018
($ in millions)	Principal Amount	Carrying Value(1)	Fair Value	Principal Amount	Carrying Value(1)	Fair Value
6.50% Unsecured Notes	$64.4	$62.8	$66.0	$64.4	$62.7	$64.4
Credit Facility	52.9	52.8	52.9	85.7	85.5	85.7
6.25% Unsecured Notes	44.8	43.2	45.0	—	—	—
Total	$162.1	$158.8	$163.9	$150.1	$148.2	$150.1

____________

(1)      The Carrying Value represents the aggregate principal amount outstanding less the unamortized deferred issuance costs. Unamortized deferred debt issuance costs associated with the 6.50% Unsecured Notes totaled approximately $1.5 million as of June 30, 2019. Unamortized deferred debt issuance costs associated with the Credit Facility totaled approximately $0.1 million as of June 30, 2019. Unamortized deferred debt issuance costs associated with the 6.25% Unsecured Notes totaled approximately $1.6 million as of June 30, 2019.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

(unaudited)

NOTE 6. BORROWINGS (cont.)

The weighted average stated interest rate and weighted average maturity on the Company’s borrowings as of June 30, 2019 were 5.87% and 4.1 years, respectively, and as of December 31, 2018 were 5.64% and 3.1 years, respectively.

The tables below summarize the components of interest expense for the three and six months ended June 30, 2019 and June 30, 2018, respectively:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
6.50% Unsecured Notes	$1,046.0	$81.0	$1,127.0	$2,092.0	$161.0	$2,253.0
Credit Facility	915.8	23.1	938.9	1,914.8	47.9	1,962.7
6.25% Unsecured Notes	684.3	56.0	740.3	684.3	56.0	740.3
Total	$2,646.1	$160.1	$2,806.2	$4,691.1	$264.9	$4,956.0
	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
6.50% Unsecured Notes	$1,046.0	$81.0	$1,127.0	$2,092.0	$161.1	$2,253.1
Credit Facility	121.1	2.6	123.7	121.1	2.6	123.7
Total	$1,167.1	$83.6	$1,250.7	$2,213.1	$163.7	$2,376.8

6.25% Unsecured Notes Due 2026

On April 3, 2019, the Company completed an underwritten public offering of approximately $44.8 million in aggregate principal amount of 6.25% Unsecured Notes. The 6.25% Unsecured Notes will mature on April 30, 2026, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2022. The 6.25% Unsecured Notes bear interest at a rate of 6.25% per year payable quarterly on January 31, April 30, July 31, and October 31, of each year, commencing July 31, 2019.

The aggregate accrued interest payable on the 6.25% Unsecured Notes as of June 30, 2019 was approximately $ 0.7 million. As of June 30, 2019, the Company had unamortized deferred debt issuance costs of approximately $1.6 million relating to the 6.25% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 6.25% Unsecured Notes and are included in interest expense in the consolidated statements of operations. The effective annualized interest rate for the three months ended June 30, 2019 was approximately 6.78%.

Notes Payable — Credit Facility

On June 21, 2018, OXSQ Funding entered into the Credit Facility with Citibank, N.A. Subject to certain exceptions, pricing under the Credit Facility is based on the London Interbank Offered Rate for an interest period equal to three months plus a spread of 2.25% per annum payable quarterly on March 21, June 21, September 21 and December 21. Pursuant to the terms of the credit agreement governing the Credit Facility, OXSQ Funding has borrowed approximately $95.2 million. The Credit Facility has a mandatory amortization schedule such that 15.0% of the principal amount outstanding as of June 21, 2018 was paid on June 21, 2019. On each payment date occurring thereafter, an additional 6.25% of the remaining principal amount outstanding will be due and payable. On June 21, 2020, all remaining principal and accrued and unpaid interest will be due and payable.

The Credit Facility is collateralized by a pool of loans initially consisting of loans sold by OXSQ to OXSQ Funding. OXSQ may sell and contribute additional loans to OXSQ Funding from time to time. OXSQ will act as the collateral manager of the loans owned by OXSQ Funding and has retained a residual interest through its ownership of OXSQ Funding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

(unaudited)

NOTE 6. BORROWINGS (cont.)

As of June 30, 2019, there were 17 investments in portfolio companies with a total fair value of approximately $201.3 million, collateralizing the Credit Facility. The pool of loans in OXSQ Funding must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The Company made partial principal repayments under the Credit Facility on January 30, 2019 and March 21, 2019 of approximately $7.3 million and $1.0 million, respectively. The Company recognized losses on debt extinguishment of approximately $13,000 and $1,000, respectively in the consolidated statements of operations. These losses consisted of unamortized deferred debt issuance costs.The Company made partial principal repayments under the Credit Facility on June 21, 2019 and June 26, 2019 of approximately $23.4 million and $1.1 million, respectively. The Company recognized losses on debt extinguishment of approximately $36,000 and $1,000, respectively in the consolidated statements of operations. These losses consisted of unamortized deferred debt issuance costs.

The aggregate accrued interest payable on the Credit Facility as of June 30, 2019, was approximately $0.3 million. Deferred debt issuance costs consisted of fees and expenses incurred in connection with the Credit Facility. As of June 30, 2019, the unamortized deferred debt issuance costs relating to the Credit Facility was approximately $0.1 million. This amount is being amortized and included in interest expense in the consolidated statements of operations over the term of the Credit Facility. The cash paid for interest and effective annualized interest rate for the three months ended June 30, 2019, was approximately $1.0 million and 4.96%, respectively.

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

The aggregate accrued interest payable on the 6.50% Unsecured Notes as of June 30, 2019, was approximately $11,600. As of June 30, 2019, the Company had unamortized deferred debt issuance costs of approximately $1.5 million relating to the 6.50% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 6.50% Unsecured Notes and are included in interest expense in the statements of operations. The cash paid for interest and the effective annualized interest rate for the three months ended June 30, 2019, were approximately $1.0 million and 7.02%, respectively.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

with any share or debt issuances until such proceeds have been invested in accordance with the Company’s investment objective). Accordingly, the Base Fee will be payable regardless of whether the value of the Company’s gross assets has decreased during the quarter. The Base Fee for any partial quarter will be appropriately prorated.

The following table represents the Base Fee for the three months ended June 30, 2019 and June 30, 2018, respectively:

($ in millions)	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Base Fee	$1.9	$1.7	$3.5	$3.4

The Base Fee payable to Oxford Square Management as of June 30, 2019 and December 31, 2018, was approximately $1.9 million and $2.1 million, respectively.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

In addition, effective April 1, 2016, the calculation of the Company’s Net Investment Income Incentive Fee is subject to a “Total Return Requirement”, which provides that a net investment income incentive fee will not be payable to Oxford Square Management, except to the extent 20% of the cumulative net increase in net assets resulting from operations (which is the amount, if positive, of the sum of the Pre-Incentive Fee Net Investment Income, realized gains and losses and unrealized appreciation and depreciation on investments) during the calendar quarter for which such fees are being calculated and the eleven (11) preceding quarters (or if shorter, the number of quarters since April 1, 2016) exceeds the cumulative Net Investment Income Incentive Fees accrued and/or paid for such eleven (11) preceding quarters (or if shorter, the number of quarters since April 1, 2016). Under the revised fee structure, under no circumstances will the aggregate fees earned from April 1, 2016 by Oxford Square Management in any quarterly period be higher than the aggregate fees that would have been earned prior to the adoption of these changes.

From January 1, 2005 through March 31, 2016, the Pre-Incentive Fee Net Investment Income, which was expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, was compared to one-fourth of an annual hurdle rate that was determined as of the immediately preceding December 31st by adding 5.00% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.00%. The annual hurdle used to calculate the Pre-Incentive Fee Net Investment Income for the quarters ended June 30, 2019 and June 30, 2018, were 7.51% and 7.20%, respectively.

The following table represents the Net Investment Income Incentive Fees for each of the three and six months ended June 30, 2019 and 2018, respectively:

($ in millions)	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net Investment Income Incentive Fee	$2.4	$0.8	$3.5	$1.8

The Net Investment Income Incentive Fee payable to Oxford Square Management as of June 30, 2019, and December 31, 2018, was approximately $2.4 million and $1.2 million, respectively.

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

There were no Capital Gains Incentive Fees incurred during the three and six months ended June 30, 2019 and 2018. There were no accrued Capital Gains Incentive Fees payable to Oxford Square Management as of June 30, 2019, and December 31, 2018.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

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

For the three months ended June 30, 2019 and 2018, the Company incurred approximately $195,000 and $216,000 respectively, in compensation expenses for the services of employees allocated to the administrative activities of the Company, pursuant to the Administration Agreement with Oxford Funds. For the six months ended June 30, 2019 and 2018 the Company incurred approximately $428,000 and $476,000, respectively in compensation expenses. Further, the Company incurred approximately $16,000 and $21,000 for facility costs allocated under the Administration Agreement for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, the Company incurred approximately $32,000 and $26,000 for facility costs allocated under the Administration Agreement, respectively. As of June 30, 2019, there was approximately $10,000 payable under the Administration Agreement. As of December 31, 2018, there were no amounts payable under the Administration Agreement.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

(unaudited)

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from investment income and operations per share for the three and six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net investment income	$12,779,309	$7,688,011	$21,143,297	$16,411,107
Weighted average common shares outstanding	47,650,959	50,086,563	47,650,959	50,640,236
Net increase in net assets resulting from net investment income per common share	$0.27	$0.15	$0.44	$0.32
Net (decrease)/increase in net assets resulting from operations	$(7,536,690)	$6,901,911	$5,213,262	$18,391,974
Net (decrease)/increase in net assets resulting from operations per common share	$(0.16)	$0.14	$0.11	$0.36

NOTE 9. DISTRIBUTIONS

The Company intends to continue to operate so as to qualify to be taxed as a RIC under the Code and, as such, the Company would not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify to be taxed as a RIC, the Company is required, among other requirements, to distribute at least 90% of its annual investment company taxable income, as defined by the Code. The amount to be paid out as a distribution each quarter is determined by the Board and is based upon the annual taxable income estimated by the management of the Company. Income calculated in accordance with U.S. federal income tax regulations differs substantially from GAAP income. To the extent that the Company’s cumulative undistributed taxable earnings fall below the amount of distributions declared, however, a portion of the total amount of the Company’s distributions for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders.

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

The Company has adopted an “opt out” distribution reinvestment plan for its common stockholders. As a result, if the Company makes a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of the Company’s common stock, unless they specifically “opt out” of the distribution reinvestment plan so as to receive cash distributions. During the three months ended June 30, 2019 and 2018, the Company did not issue any shares of common stock to stockholders in connection with the distribution reinvestment plan. During the three months ended June 30, 2019 and 2018, as part of the Company’s dividend reinvestment plan for its common stockholders, the Company’s dividend reinvestment administrator purchased 21,785 shares and 23,610 shares, respectively, of common stock for approximately $0.1 million and $0.2 million, respectively, in the open market to satisfy the reinvestment portion of the Company’s dividends. On each of April 30, May 31 and June 30, 2019, the Company paid a distribution of approximately $3.2 million, or $0.067 per share.

On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Act”) was enacted which changed various technical rules governing the tax treatment of RICs. The changes are generally effective for taxable years beginning after the date of enactment. Under the Act, the Company will be permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

(unaudited)

NOTE 9. DISTRIBUTIONS (cont.)

losses that are carried forward will retain their character as either short-term or long-term losses rather than being considered all short-term as under previous law.

The tax character of distributions for the three months ended June 30, 2019, represented, on an estimated basis, $0.171 per share from ordinary income and $0.030 per share as a tax return of capital. For the three months ended June 30, 2019, the amounts and sources of distributions reported are only estimates (based on an average of the reported tax character historically) and are not being provided for U.S. tax reporting purposes. Because the Company believes the historical tax characteristics of distributions is the most useful information which is readily available, the Company has used the average of all years from inception of the Company in providing the estimates herein. However, the timing and character of distributions for federal income tax purposes (which are determined in accordance with the U.S. federal tax rules which may differ from GAAP) may be materially different than the historical information the Company used in providing the estimates herein. The final determination of the source of all distributions in 2019 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

NOTE 10. NET ASSET VALUE PER SHARE

The Company’s net asset value per share as of June 30, 2019, and December 31, 2018, was $6.31 and $6.60, respectively. In determining the Company’s net asset value per share, the Board determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 11. SHARE REPURCHASE PROGRAM

On February 5, 2018, the Board authorized a program for the purpose of repurchasing up to $25.0 million worth of the Company’s common stock. Under that repurchase program, the Company was authorized, but not obligated, to repurchase outstanding common stock in the open market from time to time through December 31, 2018, provided that repurchases comply with the prohibitions under the Company’s Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Further, any repurchases were to be conducted in accordance with the 1940 Act. During the six months ended June 30, 2019, the Company did not have an active share repurchase program.

The following table summarizes the Company’s share repurchases under its stock repurchase program for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Shares repurchased	$1,081,540	$2,071,800
Dollar amount repurchased	$7,333,822	$13,281,312
Average price per share (including commission)	$6.78	$6.41
Weighted average discount to net asset value	10.3%	15.2%
Remaining cost of shares to be repurchased	$11,718,688	$11,718,688

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

(unaudited)

NOTE 12. INVESTMENT INCOME

The following table sets forth the components of investment income for the three and six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Interest income
Stated interest income	$6,975,915	$5,658,165	$13,886,433	$11,320,956
Original issue discount and market discount income	224,410	167,431	359,410	365,670
PIK income	59,084	80,103	148,372	139,424
Discount income derived from unscheduled remittances at par	172,967	47,056	186,642	48,658
Total interest income	$7,432,376	$5,952,755	$14,580,857	$11,874,708
Income from securitization vehicles	$6,649,481	$6,100,764	$13,496,406	$12,903,628
Dividend income – PIK	$6,335,886	$—	$6,335,886	$—
Other income
Fee letters	$99,328	$184,416	$201,130	$459,331
Loan prepayment and bond call fees	160,000	48,000	160,000	288,000
All other fees	235,830	232,787	363,736	339,855
Total other income	$495,158	$465,203	$724,866	$1,087,186
Total investment income	$20,912,901	$12,518,722	$35,138,015	$25,865,522

The 1940 Act requires that a BDC offer significant managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three months ended June 30, 2019 and 2018, respectively, the Company received no fee income for managerial assistance.

NOTE 13. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote. As of June 30, 2019, the Company did not have any commitments to purchase additional debt investments.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

(unaudited)

NOTE 14. FINANCIAL HIGHLIGHTS

Financial highlights for the three and six months ended June 30, 2019 and 2018, respectively, are as follows:

Per Share Data	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net asset value as of beginning of period	$6.67	$7.60	$6.60	$7.55
Net investment income(1)	0.27	0.15	0.44	0.32
Net realized and unrealized gains/(losses)(2)	(0.43)	(0.01)	(0.33)	0.04
Net (decrease)/increase in net asset value from operations	(0.16)	0.14	0.11	0.36
Distributions per share from net investment income	(0.17)	(0.20)	(0.34)	(0.40)
Tax return of capital distributions(3)	(0.03)	—	(0.06)	—
Total distributions	(0.20)	(0.20)	(0.40)	(0.40)
Effect of shares repurchased, gross	—	0.02	—	0.05
Net asset value at end of period	$6.31	$7.56	$6.31	$7.56
Per share market value at beginning of period	$6.50	$6.11	$6.47	$5.74
Per share market value at end of period	$6.40	$6.90	$6.40	$6.90
Total return based on Market Value(4)	1.60%	16.20%	5.21%	27.74%
Total return based on Net Asset Value(5)	(2.38)%	2.11%	1.68%	5.43%
Shares outstanding at end of period	47,650,959	49,407,609	47,650,959	49,407,609

Ratios/Supplemental Data(8)
Net assets at end of period (000’s)	$300,829	$373,408	$300,829	$373,408
Average net assets (000’s)	309,387	379,613	312,841	383,506
Ratio of operating expenses to average net assets(6)	10.52%	5.09%	8.95%	4.93%
Ratio of net investment income to average net assets(6)	16.52%	8.10%	13.52%	8.56%
Portfolio turnover rate(7)	6.89%	10.73%	7.82%	15.22%

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

(unaudited)

NOTE 14. FINANCIAL HIGHLIGHTS (cont.)

(8)      The following table provides supplemental performance ratios (annualized) measured for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Ratio of operating expenses to average net assets:
Operating expenses before incentive fees	7.47%	4.21%	6.70%	3.97%
Net investment income incentive fees	3.05%	0.88%	2.24%	0.96%
Ratio of expenses, excluding interest expense	6.89%	3.77%	5.78%	3.69%

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

(unaudited)

NOTE 16. SUBSEQUENT EVENTS

The Board has declared monthly distributions to stockholders for the subsequent periods as follows:

Per Share Distribution Amount Declared	Record Dates	Payable Dates	Date Declared
$ 0.067	July 24, 2019	July 31, 2019	April 23, 2019
$ 0.067	August 23, 2019	August 30, 2019	April 23, 2019
$ 0.067	September 23, 2019	September 30, 2019	April 23, 2019
$ 0.067	October 21, 2019	October 31, 2019	July 25, 2019
$ 0.067	November 15, 2019	November 29, 2019	July 25, 2019
$ 0.067	December 18, 2019	December 31, 2019	July 25, 2019

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

•        currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and

•        the risks, uncertainties and other factors we identify in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2018 and in our other filings with the SEC.

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

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of June 30, 2019, our debt investments had stated interest rates of between 5.95% and 13.10% and maturity dates of between 23 and 145 months. In addition, our total portfolio had a weighted average annualized yield on debt investments of approximately 10.0%.

The weighted average annualized yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average annualized yield was computed using the effective interest rates as of June 30, 2019, including accretion of original issue discount (“OID”). There can be no assurance that the weighted average annualized yield will remain at its current level.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. We consider the attributes of current market conditions on an ongoing basis and have determined that due to the general illiquidity of the market for our investment portfolio, whereby little or no market data exists, all of our investments are based upon “Level 3” inputs as of June 30, 2019.

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

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. We generally restore non-accrual loans to accrual status when past due principal and interest is paid and, in our judgment, is likely to remain current. As of June 30, 2019 and December 31, 2018, we had no investments on non-accrual status.

Interest income also includes a payment-in-kind (“PIK”) provision on certain investments in our portfolio. Refer to the section below, “Payment-In-Kind,” for a description of the PIK provision and its impact on interest income.

Payment-In-Kind

We have investments in our portfolio which contain a contractual PIK provision. Certain PIK investments offer issuers the option at each payment date of making payments in cash or additional securities. PIK interest and preferred equity dividends are computed at the contractual rate and are accrued into income and recorded as interest and divided income, respectively. The PIK amounts are and added to the principal balance on the capitalization date. Upon capitalization, the PIK component is subject to the fair value estimates associated with their related investments. At the point we believe the PIK is not fully expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. PIK investments on non-accrual status are restored to accrual status once it becomes probable that PIK will be realized.

Income from Securitization Vehicles and Investments

Income from investments in the equity class securities of CLO vehicles (typically income notes or subordinated notes) is recorded using the effective interest method in accordance with the provisions of ASC 325-40, based upon an effective yield to the expected redemption utilizing estimated cash flows, including those CLO equity investments that have not made their inaugural distribution for the relevant period end. We monitor the expected residual payments, and effective yield is determined and updated periodically, as needed. Accordingly, investment income recognized on CLO equity securities in the consolidated statement of operations differs from both the tax-basis investment income and from the cash distributions actually received by us during the period.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $447.8 million and $445.0 million as of June 30, 2019, and December 31, 2018, respectively. The increase in the value of investments during the six month period ended June 30, 2019, was due primarily to purchases of investments of approximately $50.8 million and partially offset by net unrealized depreciation on our investment portfolio of approximately $14.6 million (which incorporates reductions to CLO equity cost value of $4.0 million) debt repayments and sales of securities totaling approximately $34.9 million and realized losses of $1.3 million. A reconciliation of the investment portfolio for the six months ended June 30, 2019 and the year ended December 31, 2018 follows:

($ in millions)	June 30, 2019	December 31, 2018
Beginning investment portfolio	$445.0	$418.4
Portfolio investments acquired	50.8	244.6
Debt repayments	(23.9)	(131.5)
Sales of securities	(11.0)	(25.9)
Reductions to CLO equity cost value(1)	(4.0)	(18.8)
Payment-in-kind	6.5	0.3
Accretion of discounts on investments(2)	0.3	0.6
Net change in unrealized appreciation/depreciation	(14.6)	(39.3)
Net realized losses on investments	(1.3)	(3.4)
Ending investment portfolio	$447.8	$445.0

____________

(1)      For the six months ended June 30, 2019, reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received for the six months ended June 30, 2019, of approximately $17.5 million and the effective yield interest income of approximately $13.5 million. For the year ended December 31, 2018, reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, for the year ended December 31, 2018, of approximately $46.6 million and the effective yield interest income of approximately $27.8 million.

(2)      Includes rounding adjustment to reconcile ending investment portfolio as of June 30, 2019 and December 31, 2018.

During the three months ended June 30, 2019 we purchased approximately $46.4 million in portfolio investments, none of which represented an additional investment in an existing portfolio company. For the year ended December 31, 2018, we purchased approximately $244.6 million in portfolio investments, including additional investments of approximately $90.3 million in existing portfolio companies and approximately $154.3 million in new portfolio companies.

In certain instances, we receive investment proceeds based on the scheduled amortization of the outstanding loan balances and from the sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

For the three months ended June 30, 2019, and the year ended December 31, 2018, we recognized proceeds from the sales of securities of approximately $7.4 million and $25.9 million, respectively. Also, during the three months ended June 30, 2019, and the year ended December 31, 2018, we had debt repayments of approximately $23.5 million and $131.5 million, respectively.

As of June 30, 2019, we had investments in debt securities of, or loans to, 23 portfolio companies, with a fair value of approximately $273.3 million, and equity investments of approximately $174.5 million. Our debt and preferred equity investments included approximately $6.5 million in capitalized PIK interest, which, as described in “— Overview” section above, is added to the carrying value of our investments, reduced by repayments of principal.

As of December 31, 2018, we had investments in debt securities of, or loans to, 22 portfolio companies, with a fair value of approximately $283.7 million, and equity investments of approximately $161.3 million. Our debt investments included approximately $0.3 million in capitalized PIK interest.

The following table indicates the quarterly portfolio investment activity for the past six quarters:

Three Months Ended ($ in millions)	Purchases of Investments	Debt Repayments	Reductions to CLO Equity Cost(1)	Sales of Investments
June 30, 2019	$46.4	$23.5	$2.6	$7.4
March 31, 2019	4.4	0.4	1.4	3.6
Total	$50.8	$23.9	$4.0	$11.0
December 31, 2018	$39.2	$38.9	$7.9	$10.5
September 31, 2018	91.8	24.1	1.2	12.1
June 30, 2018	88.8	43.7	5.8	0.2
March 31, 2018	24.7	24.9	3.9	3.1
Total(2)	$244.6	$131.5	$18.8	$25.9

____________

(1)      Represents reductions to CLO equity cost value (representing distributions received, or entitled to be received, in excess of effective yield interest income).

(2)      Totals may not sum due to rounding.

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$272.4	60.8%	$282.7	63.5%
CLO Debt	0.9	0.2%	0.9	0.2%
CLO Equity	160.5	35.9%	146.8	33.0%
Equity and Other Investments	13.9	3.1%	14.5	3.3%
Total(1)	$447.8	100.0%	$445.0	100.0%

____________

(1)      Totals may not sum due to rounding.

Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2019, we held qualifying assets that represented 65.3% of our total assets. No additional non-qualifying assets were acquired during the periods when qualifying assets were less than 70.0% of the total assets.

The following table shows our portfolio of investments by industry at fair value, as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	($ in millions)		($ in millions)
Structured finance(1)	$161.4	36.0%	$147.8	33.2%
Business services	69.9	15.6%	85.5	19.2%
Software	59.6	13.3%	59.0	13.3%
Healthcare	55.1	12.3%	46.9	10.5%
Financial intermediaries	21.1	4.7%	16.8	3.8%
Telecommunication services	16.4	3.7%	19.4	4.4%
IT consulting	13.9	3.1%	14.5	3.2%
Logistics	12.8	2.9%	13.0	2.9%
Utilities	12.3	2.8%	12.3	2.8%
Diversified insurance	10.0	2.2%	14.7	3.3%
Aerospace and defense	5.4	1.2%	5.3	1.2%
Education	5.1	1.1%	4.9	1.1%
Printing and publishing	4.9	1.1%	4.8	1.1%
Total(2)	$447.8	100.0%	$445.0	100.0%

____________

(1)      Reflects our debt and equity investments in CLOs as of June 30, 2019, and December 31, 2018, respectively.

(2)      Totals may not sum due to rounding.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of June 30, 2019, and December 31, 2018, our portfolio had a weighted average grade of 2.2 and 2.1, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities and investments in CLOs are not graded.

At June 30, 2019, and December 31, 2018, our debt investment portfolio was graded as follows:

		June 30, 2019
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		($ in millions)		($ in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	231.2	78.5%	227.2	83.1%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	63.3	21.5%	46.1	16.9%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	—	—%	—	—%
	Total	$294.5	100.0%	$273.3	100.0%
		December 31, 2018
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		($ in millions)		($ in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	260.8	87.8%	253.6	89.4%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	36.2	12.2%	30.0	10.6%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	—	—%	—	—%
	Total(1)	$297.0	100.0%	$283.7	100.0%

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

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three and six months ended June 30, 2019 to the three and six months ended June 30, 2018.

Investment Income

Investment income for the three months ended June 30, 2019 and June 30, 2018 was approximately $20.9 million and $12.5 million, respectively. Investment income for the six months ended June 30, 2019 and June 30, 2018 was approximately $35.1 million and $25.9 million, respectively. The following tables set forth the components of investment income for the three and six months ended June 30, 2019 and June 30, 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Interest income
Stated interest income	$6,975,915	$5,658,165	$13,886,433	$11,320,956
Original issue discount and market discount income	224,410	167,431	359,410	365,670
PIK income	59,084	80,103	148,372	139,424
Discount income derived from unscheduled remittances at par	172,967	47,056	186,642	48,658
Total interest income	$7,432,376	$5,952,755	$14,580,857	$11,874,708
Income from securitization vehicles	$6,649,481	$6,100,764	$13,496,406	$12,903,628
Dividend income – PIK	$6,335,886	$—	$6,335,886	$—

Other income
Fee letters	$99,328	$184,416	$201,130	$459,331
Loan prepayment and bond call fees	160,000	48,000	160,000	288,000
All other fees	235,830	232,787	363,736	339,855
Total other income	$495,158	$465,203	$724,866	$1,087,186
Total investment income	$20,912,901	$12,518,722	$35,138,015	$25,865,522

The increase in total investment income for the three and six months ended June 30, 2019 was primarily due to the recognition of approximately $6.3 million of cumulative preferred equity dividend income PIK in the three months ended June 30, 2019 and increases in interest income for the three and six months ended June 30, 2019. Effective June 26, 2019, the Company entered into an Exchange Agreement with UniTek Global Services, Inc. (“Unitek”), to receive 2,371,211 shares of Series B Super Senior Preferred Stock, 4,352,199 shares of Series B Senior Preferred Stock and 10,323,434 shares of Series B Preferred Stock in exchange for all Series A shares of each respective Preferred Stock tranche currently held by OXSQ. This exchange resulted in the capitalization of approximately $6.3 million of cumulative PIK dividends which are added to the cost basis of each respective Preferred Stock tranche. This amount is recognized as dividend income – PIK in the consolidated statement of operations.

The total principal value of income producing debt investments as of June 30, 2019 and June 30, 2018 was approximately $294.5 million and $295.7 million, respectively. As of June 30, 2019, our debt investments had a range of stated interest rates of 5.95% and 13.10% and maturity dates of between 23 and 145 months compared to a range of stated interest rates of 6.08% to 15.00% and maturity dates between 6 and 157 months as of June 30, 2018. In addition, our total debt portfolio had a weighted average yield on debt investments of approximately 10.0% as of June 30, 2019, compared to approximately 9.7% as of June 30, 2018. The increase in the weighted average yield on our debt portfolio over the past twelve months is primarily due to our ongoing strategy of rotating the corporate loan portfolio into higher-yielding, less liquid loans.

Income from securitization vehicles for the three months ended June 30, 2019 and June 30, 2018, was approximately $6.6 million and $6.1 million, respectively. Income from securitization vehicles for the six months ended June 30, 2019 and June 30, 2018, was approximately $13.5 million and $12.9 million, respectively. The total principal outstanding on our investments in CLOs as of June 30, 2019, and June 30, 2018, was approximately $282.8 million and $268.9 million, respectively. The weighted average yield on CLO equity investments as of June 30, 2019, and June 30, 2018, was approximately 13.1% and 14.5%, respectively.

Operating Expenses

Total expenses for the three months ended June 30, 2019 and 2018, were approximately $8.1 million and $4.8 million, respectively. Total expenses for the six months ended June 30, 2019 and 2018, were approximately $14.0 million and $9.5 million, respectively. These amounts consisted of base management fees, interest expense, professional fees, compensation expense, general and administrative expenses, and incentive fees.

Expenses before incentive fees for the three months ended June 30, 2019 were approximately $5.8 million, which increased by approximately $1.8 million from the quarter ended June 30, 2018. Expenses before incentive fees for the six months ended June 30, 2019, were approximately $10.5 million, which increased by approximately $2.9 million from the six months ended June 30, 2018. The increase in expenses before incentive fees for the three and six months ended June 30, 2019 is largely due to an increase in interest expense as a result of entering into the 6.25% Unsecured Notes.

The base management fee for the three months ended June 30, 2019, was approximately $1.9 million compared with $1.7 million for the three months ended June 30, 2018. The base management fee for the six months ended June 30, 2019, was approximately $3.5 million compared with $3.4 million for the six months ended June 30, 2018. The increase for the three and six months ended June 30, 2019 was due largely to an increase in the weighted average gross assets.

Interest expense for the three months ended June 30, 2019, was approximately $2.8 million, which relates to our 6.50% unsecured notes due 2024 (the “6.50% Unsecured Notes”), 6.25% unsecured notes due 2026 (the “6.25 Unsecured Notes”), and Credit Facility with Citibank, N.A., compared to interest expense of approximately $1.3 million for the three months ended June 30, 2018. Interest expense for the six months ended June 30, 2019, was approximately $5.0 million, compared to interest expense of approximately $2.4 million for the six months ended June 30, 2018. The increase for the three and six months ended June 30, 2019 was a result of entering into the 6.25% Unsecured Notes, partially offset by a paydown of the Credit Facility.

Professional fees, consisting of legal, consulting, valuation, audit and tax fees, were approximately $0.4 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively. Professional fees were approximately $0.7 million and $0.5 million for the six months ended June 30, 2019 and 2018, respectively. The increase for the three and six months ended June 30, 2019 was primarily due to higher legal fees.

Compensation expense was approximately $0.2 million for the three months ended June 30, 2019, which is approximately equal to the amount for the three months ended June 30, 2018. Compensation expense for the six months ended June 30, 2019 and 2018 was approximately $0.4 million and $0.5 million, respectively. Compensation expense reflects the allocation of compensation expenses for the services of our Chief Financial Officer, accounting personnel, and other administrative support staff.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $0.6 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively. General and administrative expenses for the six months ended June 30, 2019 and 2018 were approximately $0.9 million and $0.8 million, respectively. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee recorded for the three months ended June 30, 2019 was approximately $2.4 million, compared to $0.8 million for the three months ended June 30, 2018. The net investment income incentive fee recorded for the six months ended June 30, 2019 was approximately $3.5 million, compared to $1.8 million for the six months ended June 30, 2018.

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

The capital gains incentive fee expense, as reported under GAAP, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the three and six months ended June 30, 2019, and June 30, 2018, no accrual was required as a result of the impact of accumulated net unrealized depreciation and net realized losses on our portfolio.

The amount of the capital gains incentive fee which will actually be payable is determined in accordance with the terms of the Investment Advisory Agreement and is calculated as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). The terms of the Investment Advisory Agreement state that the capital gains incentive fee calculation is based on net realized gains, if any, offset by gross unrealized depreciation for the calendar year. No effect is given to gross unrealized appreciation in this calculation. For the three and six months ended June 30, 2019 and June 30, 2018, such an accrual was not required under the terms of the Investment Advisory Agreement.

Realized and Unrealized Gains/Losses on Investments

For the three months ended June 30, 2019 we recognized net realized gains on investments of approximately $1,000, which reflects the gain from the sale of a senior secured note investment partially offset by losses from the sale of several CLO equity investments during the period.

For the three months ended June 30, 2019, our net change in unrealized appreciation/depreciation was approximately $20.3 million, composed of $1.8 million in gross unrealized appreciation, $22.2 million in gross unrealized depreciation and approximately $0.2 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $2.6 million as a result of reductions to the cost value of our CLO equity investments under the effective yield accounting methodology, whereby the cost value of the respective investments are reduced by the excess of actual cash received and record date distributions to be received over the calculated income using the effective yield.

The most significant components of the net change in unrealized appreciation and depreciation during the three months ended June 30, 2019, were as follows (in millions):

Portfolio Company	Change in Unrealized Appreciation (Depreciation)
Telos CLO 2013-4, Ltd.	$(1.0)
Imagine! Print Solutions	(1.3)
Telos CLO 2014-5, Ltd.	(2.8)
Sound Point CLO XVI, Ltd.	(3.8)
Unitek Global Services, Inc.	(8.3)
Net all other(1)	(3.1)
Total	$(20.3)

____________

(1)      Unrealized gains and losses of less than $1.0 million have been combined.

For the six months ended June 30, 2019, we recognized net realized losses on investments of approximately $1.3 million, which primarily reflects the losses from the sale of several CLO equity investments.

For the six months ended June 30, 2019, our net change in unrealized appreciation/depreciation was approximately $14.6 million, composed of $8.5 million in gross unrealized appreciation, $25.0 million in gross unrealized depreciation and approximately $1.9 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $4.0 million as a result of reductions to the cost value of our CLO equity investments under the effective yield accounting methodology, whereby the cost value of the respective investments are reduced by the excess of actual cash received and record date distributions to be received over the calculated income using the effective yield.

The most significant components of the net change in unrealized appreciation and depreciation during the six months ended June 30, 2019 were as follows (in millions):

Portfolio Company	Change in Unrealized Appreciation (Depreciation)
KVK CLO 2013-2, Ltd.	$1.5
AMMC CLO XII, Ltd.	1.2
Cedar Funding II CLO, Ltd.	1.1
Imagine! Print Solutions	(1.4)
Telos CLO 2014-5, Ltd.	(1.9)
Sound Point CLO XVI, Ltd.	(4.7)
Premiere Global Services, Inc.	(6.4)
Unitek Global Services, Inc.	(6.9)
Net all other(1)	2.9
Total	$(14.6)

____________

(1)      Unrealized gains and losses of less than $1.0 million have been combined.

Net Increase/Decrease in Net Assets Resulting from Net Investment Income

Net investment income for the three months ended June 30, 2019 and June 30, 2018 was approximately $12.8 million and $7.7 million, respectively. The net investment income for the six months ended June 30, 2019 was approximately $21.1 million, compared to $16.4 million for the six months ended June 30, 2018. The increase in total investment income was partially offset by an increase in total expenses over the periods.

For the three and six months ended June 30, 2019, the net increase in net assets resulting from net investment income per common share was $0.27 and $0.44 (basic and diluted), respectively, compared to the net increase in net assets resulting from net investment income per share of $0.15 and $0.32 (basic and diluted) for the three and six months ended June 30, 2018, respectively. The per share increase is due to higher net investment income and lower weighted average common shares outstanding for the three and six months ended June 30, 2019.

Net Increase/(Decrease) in Net Assets Resulting from Operations

Net decrease in net assets resulting from operations for the three months ended June 30, 2019 was approximately $7.5 million compared with a net increase in net assets resulting from operations of approximately $6.9 million for the three months ended June 30, 2018. For the six months ended June 30, 2019, the net increase in net assets resulting from operations was approximately $5.2 million compared to approximately $18.4 million for the six months ended June 30, 2018. The decrease was largely due to unrealized depreciation on investments partially offset by higher net investment income for the three and six months ended June 30, 2019.

For the three months ended June 30, 2019, the net decrease in net assets resulting from operations per common share was $0.16 (basic and diluted), compared to a net increase in net assets resulting from operations per share of $0.14 (basic and diluted) for the three months ended June 30, 2018. For the six months ended June 30, 2019, the net increase in net assets resulting from operations per common share was $0.11 (basic and diluted), compared to $0.36 (basic and diluted) for the six months ended June 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, cash equivalents and restricted cash were approximately $12.6 million as compared to approximately $17.1 million as of December 31, 2018. For the six months ended June 30, 2019, net cash provided by operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $4.3 million, largely reflecting proceeds from principal repayments and sales of investments of approximately $35.0 million, reductions to CLO equity cost value of $4.0 million and net realized losses on investments of approximately $1.3 million partially offset by purchases of investments of $50.8 million, net change in unrealized appreciation/depreciation of $14.6 million. For the six months ended June 30, 2019, net cash used in financing activities was approximately $8.8 million, reflecting the distribution of dividends, the partial repayment of the Credit Facility which was partially offset by the issuance of the 6.25% Unsecured Notes.

From time to time, we may seek to retire, repurchase, or exchange our debt and equity securities in open market purchases or by other means dependent on market conditions, liquidity, contractual obligations, and other matters.

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2019, is as follows:

		Payments Due by Period
Contractual obligations ($ in millions)	Principal Amount	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
6.50% Unsecured Notes	$64.4	$—	$—	$64.4	$—
Credit Facility	52.9	52.9	—	—	—
6.25% Unsecured Notes	44.8	—	—	—	44.8
	$162.1	$52.9	$—	$64.4	$44.8

Refer to “Note 6. Borrowings” in the notes to our consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any commitments to purchase additional investments. We had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, as of June 30, 2019, we were only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 150%, immediately after such borrowing. As of June 30, 2019 and December 31, 2018, our asset coverage for borrowed amounts was 283.7% and 308.5%, respectively.

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

The weighted average stated interest rate and weighted average maturity on all of the Company’s debt outstanding as of June 30, 2019, were 5.87% and 4.1 years, respectively, and as of December 31, 2018, were 5.64% and 3.1 years, respectively.

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

Distributions

In order to qualify for tax treatment as a RIC, and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis.

For the quarter ended June 30, 2019, management estimated that a tax return of capital occurred of approximately $0.03 per share. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure stockholders that they will receive any distributions.

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is taxable ordinary income or capital gains. The final determination of the nature of our distributions can only be made upon the filing of our tax return. We have until October 15, 2019, to file our federal income tax return for the year ended December 31, 2018.

The following table reflects the cash distributions, including distributions reinvested, if any, per share that our Board has declared on our common stock since the beginning of 2017:

Date Declared	Record Date	Payment Date	Distributions		GAAP net investment income			Distributions in excess of net investment income
Fiscal 2019(5)
February 22, 2019	June 21, 2019	June 28, 2019	$0.067		$	N/A		$—
February 22, 2019	May 24, 2019	May 31, 2019	0.067			N/A		—
February 22, 2019	April 23, 2019	April 30, 2019	0.067			N/A		—
February 22, 2019	March 15, 2019	March 29, 2019	0.200			0.18		0.02
Total (2019)			$0.401			$—	(1)	$—	(1)
Fiscal 2018
October 26, 2018	December 17, 2018	December 31, 2018	$0.20			$0.18		$0.02
July 26, 2018	September 14, 2018	September 28, 2018	0.20			0.18		0.02
April 24, 2018	June 15, 2018	June 29, 2018	0.20			0.15		0.05
February 22, 2018	March 16, 2018	March 30, 2018	0.20			0.17		0.03
Total (2018)			$0.80	(2)		$0.67	(4)	$0.13	(4)
Fiscal 2017
October 27, 2017	December 15, 2017	December 29, 2017	$0.20			$0.15		$0.05
February 27, 2017	September 15, 2017	September 29, 2017	0.20			0.13		0.07
February 27, 2017	June 16, 2017	June 30, 2017	0.20			0.16		0.04
February 27, 2017	March 16, 2017	March 31, 2017	0.20			0.16		0.04
Total (2017)			$0.80	(3)		$0.60		$0.20

____________

(1)      We have not reported earnings for the annual period ended December 31, 2019.

(2)      The tax characterization of cash distributions for the year ended December 31, 2018, will not be known until the tax return for such year is finalized. For the year ended December 31, 2018, the amounts and sources of distributions reported are only estimates and are not being provided for U.S. tax reporting purposes. The final determination of the source of all distributions in 2018 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

(3)      Cash distributions for the year ended December 31, 2017, includes a tax return of capital of approximately $0.50 per share for tax purposes.

(4)      Totals may not sum due to rounding.

(5)      Beginning February 22, 2019, the Board began to declare monthly distributions in lieu of quarterly distributions.

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

Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, at Oxford Bridge Management, LLC, the investment adviser to Oxford Bridge, LLC and Oxford Bridge II, LLC (collectively, the “Oxford Bridge Funds”), and at Oxford Gate Management, LLC, the investment adviser to Oxford Gate Master Fund, LLC, Oxford Gate, LLC and Oxford Gate (Bermuda), LLC (collectively, the “Oxford Gate Funds”). Oxford Funds is the managing member of both Oxford Bridge Management, LLC and Oxford Gate Management, LLC. In addition, Bruce L. Rubin serves as the Chief Financial Officer and Secretary, and Gerald Cummins serves as the Chief Compliance Officer, respectively, of both Oxford Bridge Management, LLC and Oxford Gate Management, LLC.

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

RECENT DEVELOPMENTS

The Board has declared monthly distributions to stockholders for the subsequent periods as follows:

Per Share Distribution Amount Declared	Record Dates	Payable Dates	Date Declared
$ 0.067	July 24, 2019	July 31, 2019	April 23, 2019
$ 0.067	August 23, 2019	August 30, 2019	April 23, 2019
$ 0.067	September 23, 2019	September 30, 2019	April 23, 2019
$ 0.067	October 21, 2019	October 31, 2019	July 25, 2019
$ 0.067	November 15, 2019	November 29, 2019	July 25, 2019
$ 0.067	December 18, 2019	December 31, 2019	July 25, 2019

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2019, all of our debt investments in our portfolio were at variable rates. As of June 30, 2019, all of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors.

Based on our consolidated statements of assets and liabilities as of June 30, 2019, the following table shows the annualized impact on investment income of hypothetical base rate changes in interest rates for our settled investments (considering interest rate floors for floating rate instruments), excluding CLO equity investments. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2019. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2019, and are only adjusted for assumed changes in the underlying base interest rates. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

Hypothetical Change in Interest Rates	Estimated Percentage change in Investment Income
Up 100 basis points	3.5%
Up 200 basis points	7.0%
Up 300 basis points	10.6%
Down 25 basis points	(0.9)%

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2019 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled “Beginning on April 6, 2019, we will be permitted to borrow more money, which will further magnify the potential for gain or loss on amounts invested and may further increase the risk of investing in us.” The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factor set forth below, there have been no material changes during the three months ended June 30, 2019, to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities.

Concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association, or “BBA,” in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities. Recently, the corporate loans and CLOs we have invested in have included, or have been amended to include, language permitting the administrative agent or CLO investment manager, respectively, to implement a market replacement rate (like those proposed by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York) upon the occurrence of certain material disruption events. However, we cannot ensure that all corporate loans or CLOs in which we are invested will have such provisions, nor can we ensure the administrative agents or CLO investment managers will undertake the suggested amendments when able. We believe that because corporate loan and CLO managers and other CLO and corporate loan market participants have been preparing for an eventual transition away from LIBOR, we do not anticipate such a transition to have a material impact on the liquidity or value of any of our LIBOR-referenced corporate loan or CLO investments. However, because the future of LIBOR at this time is uncertain, the specific effects of a transition away from LIBOR cannot be determined as of the date of this prospectus.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Equity Securities

We did not engage in unregistered sales of equity securities during the three months ended June 30, 2019, and we did not issue shares of common stock under our distribution reinvestment plan.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2019, no common stock was repurchased.

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

OXFORD SQUARE CAPITAL CORP.
Date: July 31, 2019	By:	/s/ Jonathan H. Cohen
Jonathan H. Cohen
Chief Executive Officer
(Principal Executive Officer)
Date: July 31, 2019	By:	/s/ Bruce L. Rubin
Bruce L. Rubin
Chief Financial Officer
(Principal Accounting Officer)