Form 10-Q
period 2019-09-30
Oxford Square Capital Corp.
filed 2019-10-30
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________

FORM 10-Q

___________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of October 29, 2019, was 47,790,071.

OXFORD SQUARE CAPITAL CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Non-affiliated/non-control investments (cost: $488,820,703 and $486,232,755, respectively)	$390,882,949	$430,496,633
Affiliated investments (cost: $16,135,609 and $9,126,017, respectively)	7,492,143	14,492,197
Cash equivalents	8,940,270	13,905,059
Restricted cash	2,533,069	3,175,805
Interest and distributions receivable	5,290,095	4,682,735
Other assets	633,466	392,784
Total assets	$415,771,992	$467,145,213
LIABILITIES
Notes payable – 6.50% Unsecured Notes, net of deferred issuance costs	$62,907,724	$62,664,863
Notes payable – Credit Facility, net of deferred issuance costs	47,807,531	85,522,569
Notes payable – 6.25% Unsecured Notes, net of deferred issuance costs	43,256,614	—
Base management fee and net investment income incentive fee payable to affiliate	1,729,152	3,227,456
Accrued interest payable	666,353	488,608
Accrued expenses	444,820	517,470
Total liabilities	156,812,194	152,420,966
COMMITMENTS AND CONTINGENCIES (Note 13)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized; 47,790,071 and 47,650,959 shares issued and outstanding, respectively	477,900	476,509
Capital in excess of par value	457,806,441	456,970,560
Total distributable earnings / (accumulated losses)	(199,324,543)	(142,722,822)
Total net assets	258,959,798	314,724,247
Total liabilities and net assets	$415,771,992	$467,145,213
Net asset value per common share	$5.42	$6.60

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2019

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes
Aerospace and Defense
Novetta, LLC
first lien senior secured notes, 7.12% (LIBOR + 5.00%), (1.00% floor) due October 16, 2022(4)(5)(6)(15)(21)	$5,485,880	$5,439,368	$5,355,590
Total Aerospace and Defense		$5,439,368	$5,355,590	2.1%

Business Services
Access CIG, LLC
first lien senior secured notes, 6.07% (LIBOR + 3.75%), (0.00% floor) due February 27, 2025(4)(5)(6)(14)(16)(21)	$492,503	$492,503	$485,426
second lien senior secured notes, 10.07% (LIBOR + 7.75%), (0.00% floor) due February 27, 2026(4)(5)(14)(16)(21)	16,754,000	16,849,076	16,670,230

Convergint Technologies, LLC
second lien senior secured notes, 8.86% (LIBOR + 6.75%), (0.75% floor) due February 2, 2026(4)(5)(15)(21)	1,500,000	1,493,047	1,440,000

Imagine! Print Solutions
second lien senior secured notes, 10.87% (LIBOR + 8.75%), (1.00% floor) due June 21, 2023(4)(5)(15)(21)	15,000,000	14,857,297	7,275,000

OMNIA Partners, Inc.
first lien senior secured notes, 6.08% (LIBOR + 3.75%), (0.00% floor) due May 23, 2025(4)(5)(6)(14)(16)(21)	5,925,054	5,926,121	5,836,178
second lien senior secured notes, 9.83% (LIBOR + 7.50%), (0.00% floor) due May 22, 2026(4)(5)(14)(16)(21)	14,000,000	13,940,158	13,685,000

Premiere Global Services, Inc.
first lien senior secured notes, 8.72% (LIBOR + 6.50%), (1.00% floor) due December 8, 2021(4)(5)(6)(16)(21)(27)	14,318,924	13,639,750	8,820,457
second lien senior secured notes, 11.84% (LIBOR + 9.50%), (1.00% floor) due June 6, 2022(4)(5)(16)(17)(21)(28)	10,000,000	9,817,795	2,400,000

Verifone Systems, Inc.
first lien senior secured notes, 6.14% (LIBOR + 4.00%), (0.00% floor) due August 20, 2025(4)(5)(6)(16)(21)	6,947,500	6,917,274	6,634,863
Total Business Services		$83,933,021	$63,247,154	24.4%

Diversified Insurance
AmeriLife Group LLC
second lien senior secured notes, 11.11% (LIBOR + 9.00%), (0.00% floor) due June 11, 2027(4)(5)(6)(15)(21)	$10,000,000	$9,900,692	$9,937,500
Total Diversified Insurance		$9,900,692	$9,937,500	3.8%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
September 30, 2019

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
Education
Edmentum, Inc. (f/k/a Plato, Inc.)
first lien senior secured notes, 6.76% (LIBOR + 4.50%), (1.00% floor) Cash, 4.00% PIK due June 9, 2021(3)(4)(5)(6)(16)(21)	$6,046,068	$6,017,090	$5,320,540
Total Education		$6,017,090	$5,320,540	2.1%

Financial Intermediaries
First American Payment Systems
second lien senior secured notes, 12.81% (LIBOR + 10.50%), (1.00% floor) due July 5, 2024(4)(5)(16)(21)(22)	$1,500,000	$1,467,295	$1,498,125

Shift4 Payments, LLC (f/k/a Lighthouse Network, LLC)
first lien senior secured notes, 6.76% (LIBOR + 4.50%), (1.00% floor) due November 30, 2024(4)(5)(6)(14)(16)(21)	3,438,750	3,426,034	3,430,153
second lien senior secured notes, 10.76% (LIBOR + 8.50%), (1.00% floor) due November 30, 2025(4)(5)(14)(16)(21)	16,490,000	16,346,117	16,118,975
Total Financial Intermediaries		$21,239,446	$21,047,253	8.1%

Healthcare
Keystone Acquisition Corp.
first lien senior secured notes, 7.58% (LIBOR + 5.25%), (1.00% floor) due May 1, 2024(4)(5)(6)(14)(16)(21)	$7,476,943	$7,448,711	$7,308,712
second lien senior secured notes, 11.58% (LIBOR + 9.25%), (1.00% floor) due May 1, 2025(4)(5)(14)(16)(21)	13,000,000	12,866,997	12,610,000

Viant Medical Holdings, Inc.
first lien senior secured notes, 6.08% (LIBOR + 3.75%), (0.00% floor) due July 2, 2025(4)(5)(6)(14)(16)(21)	9,900,000	9,899,530	9,231,750
second lien senior secured notes, 10.08% (LIBOR + 7.75%), (0.00% floor) due July 2, 2026(4)(5)(14)(16)(21)	5,000,000	4,955,337	4,625,000

Healthport Technologies, LLC
first lien senior secured notes, 6.36% (LIBOR + 4.25%), (1.00% floor) due December 1, 2021(4)(5)(6)(15)(21)	12,435,065	10,893,775	11,346,997

HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)
first lien senior secured notes, 6.70% (LIBOR + 4.50%), (0.00% floor) due April 3, 2025(4)(5)(6)(15)(21)	9,886,998	9,823,774	9,676,899
Total Healthcare		$55,888,124	$54,799,358	21.2%

Logistics
Capstone Logistics Acquisition, Inc.
first lien senior secured notes, 6.61% (LIBOR + 4.50%), (1.00% floor) due October 7, 2021(4)(5)(6)(15)(21)	$12,917,066	$12,901,216	$12,775,753
Total Logistics		$12,901,216	$12,775,753	4.9%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
September 30, 2019

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
Software
ECI Software Solutions, Inc.
first lien senior secured notes, 6.58% (LIBOR + 4.25%), (1.00% floor) due September 27, 2024(4)(5)(6)(14)(16)(21)	$4,924,623	$4,936,266	$4,898,473
second lien senior secured notes, 10.33% (LIBOR + 8.00%), (1.00% floor) due September 29, 2025(4)(5)(14)(16)(21)	15,000,000	14,914,528	14,400,000

Help/Systems Holdings, Inc.
first lien senior secured notes, 6.08% (LIBOR + 3.75%), (0.00% floor) due March 28, 2025(4)(5)(6)(14)(16)(21)	3,950,000	3,957,209	3,935,188
second lien senior secured notes, 10.08% (LIBOR + 7.75%), (0.00% floor) due March 27, 2026(4)(5)(14)(16)(21)	15,500,000	15,484,031	15,480,625

Quest Software, Inc.
first lien senior secured notes, 6.51% (LIBOR + 4.25%), (0.00% floor) due May 16, 2025(4)(5)(6)(14)(16)(21)	5,955,000	5,929,329	5,880,563
second lien senior secured notes, 10.51% (LIBOR + 8.25%), (0.00% floor) due May 18, 2026(4)(5)(14)(16)(21)	15,000,000	14,865,062	14,677,500
Total Software		$60,086,425	$59,272,349	22.9%

Telecommunications Services
Global Tel Link Corp.
second lien senior secured notes, 10.36% (LIBOR + 8.25%), (0.00% floor) due November 29, 2026(4)(5)(14)(15)	$17,000,000	$16,717,537	$16,054,460
Total Telecommunication Services		$16,717,537	$16,054,460	6.2%

Utilities
CLEAResult Consulting, Inc.
first lien senior secured notes, 5.71% (LIBOR + 3.50%), (0.00% floor) due August 8, 2025(4)(5)(6)(15)(21)	$4,950,000	$4,928,333	$4,809,767
second lien senior secured notes, 9.46% (LIBOR + 7.25%), (0.00% floor) due August 10, 2026(4)(5)(15)(21)	7,650,000	7,674,793	7,497,000
Total Utilities		$12,603,126	$12,306,767	4.8%
Total Senior Secured Notes		$284,726,045	$260,116,724	100.5%

Collateralized Loan Obligation – Debt Investments
Structured Finance
Galaxy XXVIII CLO, Ltd.
CLO secured class F notes, 10.78% (LIBOR + 8.48%), due July 15, 2031(4)(5)(11)(12)(15)	$1,000,000	$931,983	$865,600
Total Structured Finance		$931,983	$865,600	0.3%
Total Collateralized Loan Obligation – Debt Investments		$931,983	$865,600	0.3%

Collateralized Loan Obligation – Equity Investments
Structured Finance
AMMC CLO XI, Ltd.
CLO subordinated notes, estimated yield 14.19% due April 30, 2031(9)(11)(12)(17)(18)	$6,000,000	$3,831,609	$2,820,000

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
September 30, 2019

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
AMMC CLO XII, Ltd.
CLO subordinated notes, estimated yield 12.91% due November 10, 2030(9)(11)(12)(17)(18)	$12,921,429	$7,012,329	$4,134,857

Atlas Senior Loan Fund XI, Ltd.
CLO subordinated notes, estimated yield 18.69% due July 26, 2031(9)(11)(12)(17)(18)	5,725,000	4,381,896	3,435,000

Babson CLO Ltd. 2015-I
CLO subordinated notes, estimated yield 11.29% due January 20, 2031(9)(11)(12)(17)(18)	2,840,000	1,844,126	1,022,400

BlueMountain CLO 2014-2 Ltd.
CLO subordinated notes, estimated yield 23.08% due October 20, 2030(9)(11)(12)(17)(18)	6,374,000	2,599,603	2,422,120

Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 18.06% due January 18, 2029(9)(11)(12)(17)(18)	6,250,000	4,026,169	3,143,931

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 12.24% due June 09, 2030(9)(11)(12)(17)(18)	18,000,000	13,288,928	9,000,000

Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 16.03% due October 20, 2028(9)(11)(12)(17)(18)	7,700,000	7,462,993	5,852,000

CIFC Funding 2014-3, Ltd.
CLO subordinated notes, estimated yield 15.89% due October 22, 2031(9)(11)(12)(17)(18)	10,000,000	6,278,460	4,600,000

Galaxy XXVIII CLO, Ltd.
CLO subordinated notes, estimated yield 13.09% due July 15, 2031(9)(11)(12)(17)(18)	2,000,000	965,899	601,761

Hull Street CLO Ltd.
CLO subordinated notes, estimated yield -26.31% due October 18, 2026(9)(11)(12)(17)(18)	5,000,000	1,209,344	162,500

Ivy Hill Middle Market Credit Fund VII, Ltd.
CLO subordinated notes, estimated yield 7.62% due October 20, 2029(9)(11)(12)(17)(18)	10,800,000	8,846,849	5,641,684

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 13.21% due January 22, 2028(9)(11)(12)(17)(18)	5,422,500	5,177,027	3,904,200

Nassau 2019-I Ltd.
CLO subordinated notes, estimated yield 25.62% due April 15, 2031(9)(11)(12)(14)(17)(18)	23,500,000	19,810,068	17,390,000

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
September 30, 2019

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Octagon Investment Partners 38, Ltd.
CLO subordinated notes, estimated yield 17.46% due July 20, 2030(9)(11)(12)(17)(18)	$5,000,000	$4,252,417	$3,600,000

Regatta XV Funding, Ltd.
CLO subordinated notes, estimated yield 0.00% due October 25, 2026(9)(11)(12)(17)(18)(26)	3,000,000	—	75,000

Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 12.10% due July 25, 2030(9)(11)(12)(14)(17)(18)	45,500,000	42,989,440	24,570,000

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield -26.86% due July 17, 2026(9)(11)(12)(17)(18)	14,447,790	7,299,572	3,322,992

Telos CLO 2013-4, Ltd.
CLO subordinated notes, estimated yield 17.22% due January 17, 2030(9)(11)(12)(17)(18)	11,350,000	7,135,286	4,140,757

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 16.99% due April 17, 2028(9)(11)(12)(17)(18)	28,500,000	17,403,746	8,626,005

Venture XIV, Ltd.
CLO subordinated notes, estimated yield 13.34% due August 28, 2029(9)(11)(12)(17)(18)	2,500,000	1,522,882	650,000

Venture XVII, Ltd.
CLO subordinated notes, estimated yield 4.27% due April 15, 2027(9)(11)(12)(17)(18)	6,200,000	3,787,720	2,050,879

Venture XX, Ltd.
CLO subordinated notes, estimated yield -8.97% due April 15, 2027(9)(11)(12)(17)(18)	3,000,000	1,769,740	1,170,000

Vibrant CLO V, Ltd.
CLO subordinated notes, estimated yield 8.66% due January 20, 2029(9)(11)(12)(17)(18)	13,475,000	11,626,520	6,333,250

West CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 3.60% due July 18, 2026(9)(11)(12)(17)(18)	9,250,000	5,669,532	3,145,000

Windriver 2012-1 CLO, Ltd.
CLO subordinated notes, estimated yield -9.45% due January 15, 2026(9)(11)(12)(17)(18)	7,500,000	3,674,257	1,281,694

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
September 30, 2019

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 19.63% due July 15, 2029(9)(11)(12)(17)(18)	$10,500,000	$7,918,039	$4,935,000

CLO Equity Side Letter Related Investments(11)(12)(13)		1,378,224	1,869,595
Total Structured Finance		$203,162,675	$129,900,625	50.2%
Total Collateralized Loan Obligation – Equity Investments		$203,162,675	$129,900,625	50.2%

Common Stock
IT Consulting
Unitek Global Services, Inc.
common equity(7)	1,244,188	$684,960	$—
Total IT Consulting		$684,960	$—	0.0%
Total Common Stock		$684,960	$—	0.0%

Preferred Equity
IT Consulting
Unitek Global Services, Inc.
Series A Preferred Equity(3)(22)(25)	10,671,850	$8,641,984	$853,748
Series A Senior Preferred Equity(3)(23)(25)	4,558,928	4,318,894	4,148,624
Series A Super Senior Preferred Stock(3)(24)(25)	2,489,771	2,489,771	2,489,771
Total IT Consulting		$15,450,649	$7,492,143	2.9%
Total Preferred Equity		$15,450,649	$7,492,143	2.9%
Total Investments in Securities(8)		$504,956,312	$398,375,092	153.9%

Cash Equivalents
First American Government Obligations Fund(19)		$8,940,270	$8,940,270
Total Cash Equivalents		$8,940,270	$8,940,270	3.5%
Total Investments in Securities and Cash Equivalents		$513,896,582	$407,315,362	157.4%

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

(3)      Portfolio includes $6,046,068 principal of debt and 17,720,549 shares of preferred equity investments which contain PIK provisions as of September 30, 2019.

(4)      Notes bear interest at variable rates and are subject to an interest rate floor where disclosed.

(5)      Cost reflects accretion of original issue discount or market discount.

(6)      Cost reflects repayment of principal.

(7)      Non-income producing at the relevant period end.

(8)      Aggregate gross unrealized appreciation for federal income tax purposes is $32,063,558; aggregate gross unrealized depreciation for federal income tax purposes is $141,679,503. Net unrealized depreciation is $109,615,945 based upon a tax cost basis of $507,991,037.

(9)      Cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO equity investments.

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
September 30, 2019

(10)    The CLO equity investment was optionally redeemed. Refer to “Note 3. Summary of Significant Accounting Policies.”

(11)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2019, the Company held qualifying assets that represented 68.5% of its total assets.

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

(17)    As of September 30, 2019, this debt investment was on non-accrual status.

(18)    The CLO subordinated notes and income notes are considered equity positions in the CLO funds. Equity investments are entitled to recurring distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s securities less contractual payments to debt holders and fund expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon expected redemption. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.

(19)    Represents cash equivalents held in money market accounts as of September 30, 2019.

(20)    The fair value of the investment was determined using significant unobservable inputs. Refer to “Note 4. Fair Value.”

(21)    All or a portion of this investment represents collateral under the Credit Facility.

(22)    The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 13.5% per annum payable in additional shares.

(23)    The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 19.0% per annum payable in additional shares.

(24)    The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 20.0% per annum payable in additional shares.

(25)    Effective June 26, 2019, the Company entered into an Exchange Agreement with UniTek Global Services, Inc. (the “Exchange Agreement”), to receive 2,371,211 shares of Series B Super Senior Preferred Stock, 4,352,199 shares of Series B Senior Preferred Stock and 10,323,434 shares of Series B Preferred Stock (collectively, “Preferred Stock”) in exchange for all Series A shares of each respective Preferred Stock tranche currently held by OXSQ. This exchange resulted in the capitalization of approximately $6.3 million of cumulative PIK dividends which are added to the cost basis of each respective Preferred Stock tranche. This amount is recognized as dividend income — PIK in the consolidated statement of operations.

(26)    This investment represents our percent ownership in certain equity securities transferred to OXSQ upon the redemption of this investment on October 25, 2018.

(27)    As of October 1, 2019, the maturity date for this debt investment was extended to June 8, 2023.

(28)    As of October 1, 2019, the maturity date for this debt investment was extended to June 6, 2024.

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

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
INVESTMENT INCOME
From non-affiliated investments:
Interest income – debt investments	$7,114,678	$6,461,737	$21,695,535	$18,134,829
Income from securitization vehicles and investments	6,131,870	7,217,804	19,628,276	20,121,432
Other income	162,796	1,468,611	887,662	2,555,797
Total investment income from non-affiliated investments	13,409,344	15,148,152	42,211,473	40,812,058

From affiliated investments:
Dividend income – PIK	673,706	—	7,009,592	—
Interest income – debt investments	—	70,300	—	271,916
Total investment income from affiliated investments	673,706	70,300	7,009,592	271,916
Total investment income	14,083,050	15,218,452	49,221,065	41,083,974

EXPENSES
Interest expense	2,522,451	2,258,403	7,478,451	4,635,177
Base management fees	1,729,152	1,834,856	5,223,813	5,257,061
Professional fees	349,564	366,399	1,071,633	871,476
Compensation expense	195,034	210,262	622,937	686,484
General and administrative	349,662	365,902	1,232,254	1,200,097
Total expenses before incentive fees	5,145,863	5,035,822	15,629,088	12,650,295
Net investment income incentive fees	—	1,570,126	3,511,493	3,410,068
Total expenses	5,145,863	6,605,948	19,140,581	16,060,363
Net investment income	8,937,187	8,612,504	30,080,484	25,023,611
Net change in unrealized appreciation/(depreciation) on investments:
Non-Affiliated investments	(34,478,523)	(2,693,363)	(42,201,632)	(1,819,221)
Affiliated investments	(7,131,376)	423,621	(14,009,646)	2,287,150
Total net change in unrealized appreciation/(depreciation) on investments	(41,609,899)	(2,269,742)	(56,211,278)	467,929
Net realized gains/(losses):
Non-Affiliated/non-control investments	(432,246)	178,914	(1,709,816)	(577,890)
Affiliated investments	—	5,241	—	5,241
Extinguishment of debt	(5,506)	(14,608)	(56,592)	(14,608)
Total net realized (losses)/gains	(437,752)	169,547	(1,766,408)	(587,257)
Net (decrease)/increase in net assets resulting from operations	$(33,110,464)	$6,512,309	$(27,897,202)	$24,904,283
Net increase in net assets resulting from net investment income per common share (Basic and Diluted)	$0.19	$0.18	$0.63	$0.50
Net (decrease)/increase in net assets resulting from operations per common share (Basic and Diluted)	$(0.69)	$0.13	$(0.59)	$0.50
Weighted average shares of common stock outstanding:
Basic and Diluted	47,740,799	49,195,368	47,681,235	50,153,321
Distributions per share	$0.201	$0.200	$0.602	$0.600

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
(Decrease)/increase in net assets from operations:
Net investment income	$8,937,187	$8,612,504	$30,080,484	$25,023,611
Net change in unrealized appreciation/(depreciation) on investments	(41,609,899)	(2,269,742)	(56,211,278)	467,929
Net realized gains/(losses)	(437,752)	169,547	(1,766,408)	(587,257)
Net (decrease)/increase in net assets resulting from operations	(33,110,464)	6,512,309	(27,897,202)	24,904,283
Distributions to stockholders:
Distributions from net investment income	(8,092,973)	(6,123,308)	(24,334,803)	(18,658,403)
Tax return of capital distributions	(1,503,511)	(3,705,945)	(4,369,716)	(11,292,430)
Total distributions to stockholders	(9,596,484)	(9,829,253)	(28,704,519)	(29,950,833)
Capital share transactions:
Issuance of common stock (net of underwriting fees and offering costs of $74,064, $0, $74,064, and $0, respectively)	689,445	—	689,445	—
Reinvestment of distributions	147,827	—	147,827	—
Repurchase of common stock	—	(1,823,365)	—	(15,104,677)
Net increase/(decrease) in net assets from capital share transactions	837,272	(1,823,365)	837,272	(15,104,677)
Total decrease in net assets	(41,869,676)	(5,140,309)	(55,764,449)	(20,151,227)
Net assets at beginning of period	300,829,474	373,407,724	314,724,247	388,418,642
Net assets at end of period	$258,959,798	$368,267,415	$258,959,798	$368,267,415
Capital share activity:
Shares issued	115,887	—	115,887	—
Shares issued from reinvestment of distributions	23,225	—	23,225	—
Shares repurchased	—	(261,343)	—	(2,333,143)
Net increase/(decrease) in capital share activity	139,112	(261,343)	139,112	(2,333,143)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease)/increase in net assets resulting from operations	$(27,897,202)	$24,904,283
Accretion of discounts on investments	(595,386)	(488,734)
Amortization of deferred debt issuance costs and loss on extinguishment of debt	475,517	271,996
Non-cash interest and dividend income due to PIK	(7,219,430)	(230,689)
Purchases of investments	(50,821,290)	(205,311,330)
Repayments of principal	24,195,650	92,682,109
Proceeds from the sale of investments	15,919,269	15,374,205
Net realized losses on investments	1,709,816	572,649
Reductions to CLO equity cost value	7,213,832	10,891,646
Net change in unrealized depreciation on investments	56,211,278	(467,929)
(Increase) decrease in interest and distributions receivable	(607,360)	378,512
(Increase) decrease in other assets	(240,682)	75,846
Increase in accrued interest payable	177,745	353,117
(Decrease) increase in base management fee and net investment income incentive fee payable	(1,498,304)	698,883
(Decrease) increase in accrued expenses	(72,650)	(81,091)
Net cash provided by (used in) operating activities	16,950,803	(60,376,527)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of 6.25% Unsecured Notes	44,790,750	—
Deferred debt issuance costs paid	(1,648,887)	(197,779)
Partial repayment of credit facility	(37,832,943)	(7,489,875)
Distributions paid (net of stock issued under distribution reinvestment plan of $147,827 and $0, respectively)	(28,556,692)	(29,950,833)
Issuance of common stock	763,508	—
Underwriting fees and offering costs for the issuance of common stock	(74,064)	—
Repurchase of common stock	—	(15,104,677)
Proceeds from issuance of credit facility	—	95,193,113
Net cash (used in)/provided by financing activities	(22,558,328)	42,449,949
Net decrease in cash, cash equivalents and restricted cash	(5,607,525)	(17,926,578)
Cash equivalents and restricted cash, beginning of period	17,080,864	30,013,842
Cash equivalents and restricted cash, end of period	$11,473,339	$12,087,264

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$6,881,781	$4,010,065

NON-CASH ACTIVITIES
Value of shares issued in connection with the distribution reinvestment plan	$147,827	$—

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
September 30, 2019

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

Restricted cash represents the cash held by the trustee of OXSQ Funding. The amount is held by the trustee for payment of interest expense and operating expenses of the entity, principal repayments on borrowings, or new investments, based upon the terms of the respective indenture, and are not available for general corporate purposes. There was approximately $2.5 million and $3.2 million of restricted cash as of September 30, 2019 and December 31, 2018, respectively.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company considers the attributes of current market conditions on an ongoing basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, all of OXSQ’s investments are based upon “Level 3” inputs as of September 30, 2019.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

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
September 30, 2019

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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of September 30, 2019, the Company had one debt investment on non-accrual status. As of December 31, 2018, the Company had no debt investments on non-accrual status.

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
September 30, 2019

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

DEFERRED DEBT ISSUANCE COSTS

Deferred debt issuance costs consist of fees and expenses incurred in connection with the closing or amending of credit facilities and debt offerings, and are capitalized at the time of payment. These costs are amortized using the straight-line method over the terms of the respective credit facilities and debt securities. The amortized expenses are included in interest expense in the Company’s consolidated financial statements. The unamortized deferred debt issuance costs are included on the Company’s statement of assets and liabilities as a direct deduction from the related debt liability. Upon early termination or partial principal pay down of debt, or a credit facility, the unamortized costs related to such debt are accelerated into realized losses on extinguishment of debt on the Company’s consolidated statement of operations.

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
September 30, 2019

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

The Company recognizes the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained, assuming examination by tax authorities. Through September 30, 2019, management has analyzed the Company’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions expected to be taken in the Company’s 2019 tax returns. The Company identifies its major tax jurisdictions as U.S Federal and Connecticut State; however, the Company is not aware of any tax position for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. For tax purposes, the cost basis of the portfolio investments at September 30, 2019, and December 31, 2018, was approximately $508.0 million and $502.7 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2017, the FASB issued ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”) which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. ASU 2017-08 does not require any accounting change for debt securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management has assessed these changes and concluded these changes do not have a material impact on the Company’s consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the financial instruments impairment guidance so that an entity is required to measure expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. ASU 2016-13 also amends the guidance in FASB ASC Subtopic No. 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets, related to the subsequent measurement of accretable yield recognized as interest income over the life of a beneficial interest in securitized financial assets under the effective yield method. ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

(unaudited)

NOTE 4. FAIR VALUE

The Company’s assets measured at fair value by investment type on a recurring basis as of September 30, 2019 were as follows:

	Fair Value Measurements at Reporting Date Using
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$—	$—	$260.1	$260.1
CLO Debt	—	—	0.9	0.9
CLO Equity	—	—	129.9	129.9
Equity and Other Investments	—	—	7.5	7.5
Total Investments at fair value	—	—	398.4	398.4
Cash equivalents	8.9	—	—	8.9
Total assets at fair value	$8.9	$—	$398.4	$407.3

The Company’s assets measured at fair value by investment type on a recurring basis at December 31, 2018 were as follows:

	Fair Value Measurements at Reporting Date Using
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$—	$—	$282.7	$282.7
CLO Debt	—	—	0.9	0.9
CLO Equity	—	—	146.8	146.8
Equity and Other Investments	—	—	14.5	14.5
Total Investments at fair value(1)	—	—	445.0	445.0
Cash equivalents	13.9	—	—	13.9
Total assets at fair value	$13.9	$—	$445.0	$458.9

____________

(1)      Totals may not sum due to rounding.

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of September 30, 2019 and December 31, 2018, respectively. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or Oxford Square Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

(unaudited)

NOTE 4. FAIR VALUE (cont.)

	Quantitative Information about Level 3 Fair Value Measurements
Assets ($ in millions)	Fair Value as of September 30, 2019	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(1)	Impact to Fair Value from an Increase in Input(2)
Senior Secured Notes	$247.6	Market quotes	NBIB(3)	24% – 99.9%/89.9%	N/A
	12.5	Recent transactions	Actual trade/payoff(4)	95.5% – 98.8%/97.0%	N/A
CLO debt	0.9	Market quotes	NBIB(3)	86.6%/ncm(5)	N/A
CLO equity	84.9	Market quotes	NBIB(3)	2.5% – 76.0%/44.6%	N/A
	43.1	Yield Analysis	Discount Margin	11.9% – 14.5%/13.9%	Decrease
	1.9	Discounted cash flow(6)	Discount rate(7)	9.1% – 16.9%/11.5%	Decrease
Equity/Other Investments	7.5	Enterprise value(8)	EBITDA(9) Market multiples(9)	$33.3 million/ncm(5) 5.6x – 6.6x/ncm(5)	Increase Increase

Total Fair Value for Level 3 Investments	$398.4

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

(8)      For the equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that the Company provides to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of the Company’s securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by Oxford Square Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.

(9)      EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on the most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2019, and the level of each financial liability within the fair value hierarchy:

($ in millions)	Carrying Value(1)	Fair Value	Level 1	Level 2	Level 3
6.50% Unsecured Notes(2)	$62.9	$66.0	$—	$66.0	$—
Credit Facility(3)	47.8	47.8	—	—	47.8
6.25% Unsecured Notes(2)	43.3	45.5	—	45.5	—
Total	$154.0	$159.3	$—	$111.5	$47.8

____________

(1)      Carrying value is net of unamortized deferred debt issuance costs. Unamortized deferred debt issuance costs associated with the 6.50% Unsecured Notes totaled approximately $1.5 million as of September 30, 2019. Unamortized deferred debt issuance costs associated with the Credit Facility totaled approximately $39,000 as of September 30, 2019. Unamortized deferred debt issuance costs associated with the 6.25% Unsecured Notes totaled approximately $1.5 million as of September 30, 2019.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

(unaudited)

NOTE 4. FAIR VALUE (cont.)

A reconciliation of the fair value of investments for the three months ended September 30, 2019 utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Debt	CLO Equity	Equity/ Other Investments	Total(2)
Balance at June 30, 2019(2)	$272.4	$0.9	$160.5	$13.9	$447.8
Realized losses included in earnings	—	—	—	(0.4)	(0.4)
Unrealized appreciation/depreciation included in earnings	(7.5)	—	(27.4)	(6.6)	(41.6)
Accretion of discount	0.2	—	—	—	0.2
Purchases	—	—	—	—	—
Repayments and Sales	(5.1)	—	—	—	(5.1)
Reductions to CLO Equity Cost Value(1)	—	—	(3.2)	—	(3.2)
Payment in Kind income	0.1	—	—	0.7	0.8
Transfers in and/or (out) of level 3	—	—	—	—	—
Balance at September 30, 2019(2)	$260.1	$0.9	$129.9	$7.5	$398.4
Net change in unrealized (losses) gains on Level 3 investments still held as of September 30, 2019(2)	$(7.5)	$—	$(27.4)	$(7.1)	$(42.0)

____________

(1)      Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $9.3 million and the effective yield interest income of approximately $6.1 million.

(2)      Totals may not sum due to rounding.

A reconciliation of the fair value of investments for the nine months ended September 30, 2019 utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Debt	CLO Equity	Equity/ Other Investments	Total(2)
Balance at December 31, 2018(2)	$282.7	$0.9	$146.8	$14.5	$445.0
Realized losses included in earnings	—	—	(1.3)	(0.5)	(1.7)
Unrealized appreciation/depreciation included in earnings	(13.9)	(0.1)	(28.7)	(13.5)	(56.2)
Accretion of discount	0.6	—	—	—	0.6
Purchases	25.0	—	25.8	—	50.8
Repayments and Sales	(34.5)	—	(5.6)	—	(40.1)
Reductions to CLO Equity Cost Value(1)	—	—	(7.2)	—	(7.2)
Payment in Kind income	0.3	—	—	7.0	7.3
Transfers in and/or (out) of level 3	—	—	—	—	—
Balance at September 30, 2019(2)	$260.1	$0.9	$129.9	$7.5	$398.4
Net change in unrealized (losses) gains on Level 3 investments still held as of September 30, 2019(2)	$(14.3)	$(0.1)	$(30.2)	$(14.0)	$(58.6)

____________

(1)      Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $26.8 million and the effective yield interest income of approximately $19.6 million.

(2)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

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

(2)      Totals may not sum due to rounding.

The following table shows the fair value of the Company’s portfolio of investments by asset class as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$260.1	65.3%	$282.7	63.5%
CLO Debt	0.9	0.2%	0.9	0.2%
CLO Equity	129.9	32.6%	146.8	33.0%
Equity and Other Investments	7.5	1.9%	14.5	3.3%
Total(1)	$398.4	100.0%	$445.0	100.0%

____________

(1)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

(unaudited)

NOTE 5. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

As of September 30, 2019 and December 31, 2018, respectively, cash, cash equivalents and restricted cash were as follows:

($ in millions)	September 30, 2019	December 31, 2018
Cash	$—	$—
Cash Equivalents	8.9	13.9
Total Cash and Cash Equivalents	$8.9	$13.9
Restricted Cash	$2.5	$3.2

For further details regarding the composition of cash, cash equivalents and restricted cash refer to “Note 3. Summary of Significant Accounting Policies.”

NOTE 6. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%, immediately after such borrowing. As of September 30, 2019 and December 31, 2018, the Company’s asset coverage for borrowed amounts was 263.0% and 308.5%, respectively.

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

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of September 30, 2019 and December 31, 2018. The fair value of the 6.50% Unsecured Notes and 6.25% Unsecured Notes are based upon the closing price on the last day of the period and are listed on the NASDAQ Global Select Market (trading symbol OXSQL and OXSQZ, respectively). The Credit Facility fair value represents the par amount of the debt obligation as of September 30, 2019 and December 31, 2018, respectively.

	As of
	September 30, 2019			December 31, 2018
($ in millions)	Principal Amount	Carrying Value(1)	Fair Value	Principal Amount	Carrying Value(1)	Fair Value
6.50% Unsecured Notes	$64.4	$62.9	$66.0	$64.4	$62.7	$64.4
Credit Facility	47.8	47.8	47.8	85.7	85.5	85.7
6.25% Unsecured Notes	44.8	43.3	45.5	—	—	—
Total	$157.0	$154.0	$159.3	$150.1	$148.2	$150.1

____________

(1)      The Carrying Value represents the aggregate principal amount outstanding less the unamortized deferred issuance costs. Unamortized deferred debt issuance costs associated with the 6.50% Unsecured Notes totaled approximately $1.5 million as of September 30, 2019. Unamortized deferred debt issuance costs associated with the Credit Facility totaled approximately $39,000 as of September 30, 2019. Unamortized deferred debt issuance costs associated with the 6.25% Unsecured Notes totaled approximately $1.5 million as of September 30, 2019. As of December 31, 2018, the total unamortized deferred issuance costs for Credit Facility and 6.50% Unsecured Notes was approximately $0.2 million and $1.7 million, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

(unaudited)

NOTE 6. BORROWINGS (cont.)

The weighted average stated interest rate and weighted average maturity on the Company’s borrowings as of September 30, 2019 were 5.78% and 3.9 years, respectively, and as of December 31, 2018 were 5.64% and 3.1 years, respectively.

The tables below summarize the components of interest expense for the three and nine months ended September 30, 2019 and September 30, 2018, respectively:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
6.50% Unsecured Notes	$1,046.0	$81.9	$1,127.9	$3,138.0	$242.9	$3,380.9
Credit Facility	622.5	13.5	636.0	2,537.3	61.3	2,598.6
6.25% Unsecured Notes	699.9	58.7	758.6	1,384.2	114.8	1,499.0
Total	$2,368.4	$154.1	$2,522.5	$7,059.5	$419.0	$7,478.5
	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
6.50% Unsecured Notes	$1,046.1	$81.8	$1,127.9	$3,138.1	$242.9	$3,381.0
Credit Facility	1,104.0	26.5	1,130.5	1,225.1	29.1	1,254.2
Total	$2,150.1	$108.3	$2,258.4	$4,363.2	$272.0	$4,635.2

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

The aggregate accrued interest payable on the 6.25% Unsecured Notes as of September 30, 2019 was approximately $0.5 million. As of September 30, 2019, the Company had unamortized deferred debt issuance costs of approximately $1.5 million relating to the 6.25% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 6.25% Unsecured Notes and are included in interest expense in the consolidated statements of operations. The effective annualized interest rate for the three and nine months ended September 30, 2019 was 6.72% and 6.75%, respectively.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

(unaudited)

NOTE 6. BORROWINGS (cont.)

As of September 30, 2019, there were 15 investments in portfolio companies with a total fair value of approximately $185.2 million, collateralizing the Credit Facility. The pool of loans in OXSQ Funding must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. The Company made partial principal repayments under the Credit Facility on September 21, 2019 of approximately $5.0 million. The Company recognized a loss on debt extinguishment of approximately $6,000 in the consolidated statements of operations for the three months ended September 30, 2019. This loss consisted of unamortized deferred debt issuance costs.

The Company made partial principal repayments under the Credit Facility on January 30, 2019 and March 21, 2019 of approximately $7.3 million and $1.0 million, respectively. The Company recognized losses on debt extinguishment of approximately $14,000 in the consolidated statements of operations for the three months ended March 31, 2019. These losses consisted of unamortized deferred debt issuance costs. The Company made partial principal repayments under the Credit Facility on June 21, 2019 and June 26, 2019 of approximately $23.5 million and $1.1 million, respectively. The Company recognized losses on debt extinguishment of approximately $37,000 in the consolidated statements of operations for the three months ended June 30, 2019. These losses consisted of unamortized deferred debt issuance costs.

The aggregate accrued interest payable on the Credit Facility as of September 30, 2019, was approximately $0.2 million. Deferred debt issuance costs consisted of fees and expenses incurred in connection with the Credit Facility. As of September 30, 2019, the unamortized deferred debt issuance costs relating to the Credit Facility was approximately $39,000. This amount is being amortized and included in interest expense in the consolidated statements of operations over the term of the Credit Facility. The effective annualized interest rate for the three and nine months ended September 30, 2019, was 4.71% and 4.91%, respectively. The effective annualized interest rate for the three and nine months ended September 30, 2018, was 4.69% and 4.69%, respectively.

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

The aggregate accrued interest payable on the 6.50% Unsecured Notes as of September 30, 2019, was approximately $11,600. As of September 30, 2019, the Company had unamortized deferred debt issuance costs of approximately $1.5 million relating to the 6.50% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 6.50% Unsecured Notes and are included in interest expense in the statements of operations. The effective annualized interest rate for the three and nine months ended September 30, 2019, was 6.95% and 7.02%, respectively. The effective annualized interest rate for the three and nine months ended September 30, 2018, was 6.95% and 7.02%, respectively.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

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

The following table represents the Base Fee for the three and nine months ended September 30, 2019 and September 30, 2018, respectively:

($ in millions)	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Base Fee	$1.7	$1.8	$5.2	$5.3

The Base Fee payable to Oxford Square Management as of September 30, 2019 and December 31, 2018, was approximately $1.7 million and $2.1 million, respectively.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

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

From January 1, 2005 through March 31, 2016, the Pre-Incentive Fee Net Investment Income, which was expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, was compared to one-fourth of an annual hurdle rate that was determined as of the immediately preceding December 31st by adding 5.00% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.00%. The annual hurdle used to calculate the Pre-Incentive Fee Net Investment Income for the quarters ended September 30, 2019 and September 30, 2018, were 7.51% and 7.20%, respectively.

The following table represents the Net Investment Income Incentive Fees for each of the three and nine months ended September 30, 2019 and 2018, respectively:

($ in millions)	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net Investment Income Incentive Fee	$—	$1.6	$3.5	$3.4

There was no Net Investment Income Incentive Fee payable as of September 30, 2019 due to the Total Return Requirement described above. The Net Investment Income Incentive Fee payable to Oxford Square Management as of December 31, 2018 was approximately $1.2 million.

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
September 30, 2019

(unaudited)

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

There were no Capital Gains Incentive Fees incurred during the three and nine months ended September 30, 2019 and 2018. There were no accrued Capital Gains Incentive Fees payable to Oxford Square Management as of September 30, 2019, and December 31, 2018.

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

For the three months ended September 30, 2019 and 2018, the Company incurred approximately $195,000 and $210,000 respectively, in compensation expenses for the services of employees allocated to the administrative activities of the Company, pursuant to the Administration Agreement with Oxford Funds. For the nine months ended September 30, 2019 and 2018 the Company incurred approximately $623,000 and $686,000, respectively in compensation expenses. Further, the Company incurred approximately $16,000 and $19,000 for facility costs allocated under the Administration Agreement for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, the Company incurred approximately $47,000 and $45,000 for facility costs allocated under the Administration Agreement, respectively. As of September 30, 2019 and December 31, 2018, there were no amounts payable under the Administration Agreement.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

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

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from investment income and operations per share for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net investment income	$8,937,187	$8,612,504	$30,080,484	$25,023,611
Weighted average common shares outstanding	47,740,799	49,195,368	47,681,235	50,153,321
Net increase in net assets resulting from net investment income per common share	$0.19	$0.18	$0.63	$0.50
Net (decrease)/increase in net assets resulting from operations	$(33,110,464)	$6,512,309	$(27,897,202)	$24,904,283
Net (decrease)/increase in net assets resulting from operations per common share	$(0.69)	$0.13	$(0.59)	$0.50

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

The Company has adopted an “opt out” distribution reinvestment plan for its common stockholders. As a result, if the Company makes a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of the Company’s common stock, unless they specifically “opt out” of the distribution reinvestment plan so as to receive cash distributions. During the three months ended September 30, 2019 and 2018, as part of the Company’s distribution reinvestment plan for its common stockholders, the Company’s distribution reinvestment

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

(unaudited)

NOTE 9. DISTRIBUTIONS (cont.)

plan administrator purchased 25,203 shares and 21,728 shares, respectively, of common stock for approximately $0.2 million and $0.2 million, respectively, in the open market to satisfy the reinvestment portion of the Company’s distributions. During the three months ended September 30, 2019, the Company issued 23,225 shares of common stock to stockholders in connection with the distribution reinvestment plan. On each of July 31, August 31 and September 30, 2019, the Company paid a distribution of approximately $3.2 million, or $0.067 per share.

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

The tax character of distributions for the three months ended September 30, 2019, represented, on an estimated basis, $0.17 per share from ordinary income and $0.03 per share as a tax return of capital. For the three months ended September 30, 2019, the amounts and sources of distributions reported are only estimates (based on an average of the reported tax character historically) and are not being provided for U.S. tax reporting purposes. Because the Company believes the historical tax characteristics of distributions is the most useful information which is readily available, the Company has used the average of all years from inception of the Company in providing the estimates herein. However, the timing and character of distributions for federal income tax purposes (which are determined in accordance with the U.S. federal tax rules which may differ from GAAP) may be materially different than the historical information the Company used in providing the estimates herein. The final determination of the source of all distributions in 2019 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

NOTE 10. NET ASSET VALUE PER SHARE

The Company’s net asset value per share as of September 30, 2019, and December 31, 2018, was $5.42 and $6.60, respectively. In determining the Company’s net asset value per share, the Board determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 11. SHARE ISSUANCE AND REPURCHASE PROGRAMS

On August 1, 2019, the Company entered into an Equity Distribution Agreement with Ladenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $150.0 million of the Company’s common stock through an At-the-Market (“ATM”) offering. The Company sold a total of 115,887 shares of common stock pursuant to the ATM during the three months ended September 30, 2019. The total amount of capital raised under these issuances was approximately $0.8 million and net proceeds were approximately $0.7 million after deducting the sales agent’s commissions and offering expenses.

On February 5, 2018, the Board authorized a program for the purpose of repurchasing up to $25.0 million worth of the Company’s common stock. Under that repurchase program, the Company was authorized, but not obligated, to repurchase outstanding common stock in the open market from time to time through December 31, 2018, provided that repurchases comply with the prohibitions under the Company’s Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended,

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

(unaudited)

NOTE 11. SHARE ISSUANCE AND REPURCHASE PROGRAMS (cont.)

including certain price, market volume and timing constraints. Further, any repurchases were to be conducted in accordance with the 1940 Act. During the nine months ended September 30, 2019, the Company did not have an active share repurchase program.

The following table summarizes the Company’s share repurchases under its stock repurchase program for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Shares repurchased	261,343	2,333,143
Dollar amount repurchased	$1,823,365	$15,104,677
Average price per share (including commission)	$6.98	$6.47
Weighted average discount to net asset value	6.9%	13.7%
Remaining cost of shares to be repurchased	$9,895,323	$9,895,323

NOTE 12. INVESTMENT INCOME

The following table sets forth the components of investment income for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Interest income
Stated interest income	$6,812,244	$6,240,305	$20,698,677	$17,561,261
Original issue discount and market discount income	235,999	123,064	595,409	488,734
PIK income	61,466	91,265	209,838	230,689
Discount income derived from unscheduled remittances at par	4,969	77,403	191,611	126,061
Total interest income	$7,114,678	$6,532,037	$21,695,535	$18,406,745
Income from securitization vehicles	$6,131,870	$7,217,804	$19,628,276	$20,121,432
Dividend income – PIK	$673,706	$—	$7,009,592	$—
Other income
Fee letters	$99,444	$102,691	$300,574	$562,022
Loan prepayment and bond call fees	—	762,842	160,000	1,050,842
All other fees	63,352	603,078	427,088	942,933
Total other income	$162,796	$1,468,611	$887,662	$2,555,797
Total investment income	$14,083,050	$15,218,452	$49,221,065	$41,083,974

The 1940 Act requires that a BDC offer significant managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three months ended September 30, 2019 and 2018, respectively, the Company received no fee income for managerial assistance.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

(unaudited)

NOTE 13. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote. As of September 30, 2019, the Company did not have any commitments to purchase additional debt investments.

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

NOTE 14. FINANCIAL HIGHLIGHTS

Financial highlights for the three and nine months ended September 30, 2019 and 2018, respectively, are as follows:

Per Share Data	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net asset value as of beginning of period	$6.31	$7.56	$6.60	$7.55
Net investment income(1)	0.19	0.18	0.63	0.50
Net realized and unrealized losses(2)	(0.88)	(0.05)	(1.21)	(0.01)
Net (decrease)/increase in net asset value from operations	(0.69)	0.13	(0.58)	0.49
Distributions per share from net investment income	(0.17)	(0.12)	(0.51)	(0.37)
Tax return of capital distributions(3)	(0.03)	(0.08)	(0.09)	(0.23)
Total distributions	(0.20)	(0.20)	(0.60)	(0.60)
Effect of shares issued/repurchased, gross	—	—	—	0.05
Net asset value at end of period	$5.42	$7.49	$5.42	$7.49
Per share market value at beginning of period	$6.40	$6.90	$6.47	$5.74
Per share market value at end of period	$6.23	$7.12	$6.23	$7.12
Total return based on Market Value(4)	0.46%	6.09%	5.69%	35.52%
Total return based on Net Asset Value(5)	(10.92)%	1.76%	(8.76)%	7.20%
Shares outstanding at end of period	47,790,071	49,146,266	47,790,071	49,146,266

Ratios/Supplemental Data(8)
Net assets at end of period (000’s)	$258,960	$368,267	$258,960	$368,267
Average net assets (000’s)	279,978	370,269	301,766	379,045
Ratio of operating expenses to average net assets(6)	7.35%	7.14%	8.46%	5.65%
Ratio of net investment income to average net assets(6)	12.77%	9.30%	13.29%	8.80%
Portfolio turnover rate(7)	1.18%	7.78%	9.07%	24.77%

____________

(1)      Represents per share net investment income for the period, based upon average shares outstanding.

(2)      Net realized and unrealized losses include rounding adjustments to reconcile change in net asset value per share.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

(unaudited)

NOTE 14. FINANCIAL HIGHLIGHTS (cont.)

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

(6)      Annualized.

(7)      Portfolio turnover rate is calculated using the lesser of the year-to-date cash investment sales and debt repayments or year-to-date cash investment purchases over the average of the total investments at fair value. For the three months ended September 30, 2019 the portfolio turnover rate is calculated using the quarter-to-date cash investment sales and debt repayments over the average of the total investments at fair value since there were no cash investment purchases during the period.

(8)      The following table provides supplemental performance ratios (annualized) measured for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Ratio of operating expenses to average net assets:
Operating expenses before incentive fees	7.35%	5.44%	6.91%	4.45%
Net investment income incentive fees	—%	1.70%	1.55%	1.20%
Ratio of expenses, excluding interest expense	3.75%	4.70%	5.15%	4.02%

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by the Company or other lenders could lead to defaults and, potentially, termination of the portfolio company’s loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt securities that the Company holds. The Company may incur expenses

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

(unaudited)

NOTE 15. RISKS AND UNCERTAINTIES (cont.)

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

NOTE 16. SUBSEQUENT EVENTS

The Board has declared monthly distributions to stockholders for the subsequent periods as follows:

Per Share Distribution Amount Declared	Record Dates	Payable Dates	Date Declared
$ 0.067	October 21, 2019	October 31, 2019	July 25, 2019
$ 0.067	November 15, 2019	November 29, 2019	July 25, 2019
$ 0.067	December 18, 2019	December 31, 2019	July 25, 2019
$ 0.067	January 17, 2020	January 31, 2020	October 25, 2019
$ 0.067	February 14, 2020	February 28, 2020	October 25, 2019
$ 0.067	March 17, 2020	March 31, 2020	October 25, 2019

On October 18, 2019, the Company entered into a $10 million repurchase transaction facility (the “Repo Facility”) with Nomura Securities International, Inc. (“Nomura”). Pursuant to the Master Repurchase Agreement (“MRA”) and a transaction facility confirmation, the Company may sell securities to Nomura from time to time with a corresponding repurchase obligation at an agreed-upon price 30 to 60 days after the sale date (“Reverse Repo”). The Repo Facility has a funding cost of 1-month LIBOR plus 2.05% per annum for each Reverse Repo transaction and is subject to a facility fee of 0.85% per annum on the full $10 million facility amount. The Repo Facility expires on October 18, 2020, subject to optional termination or extension that is mutually agreed. The Company will account for these Reverse Repo transactions as secured financings for financial reporting purposes in accordance with GAAP.

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

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of September 30, 2019, our debt investments had stated interest rates of between 5.71% and 12.81% and maturity dates of between 20 and 142 months. In addition, our total portfolio had a weighted average annualized yield on debt investments of approximately 9.7%.

The weighted average annualized yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average annualized yield was computed using the effective interest rates as of September 30, 2019, including accretion of original issue discount (“OID”). There can be no assurance that the weighted average annualized yield will remain at its current level.

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

Market Overview

During the quarter ended September 30, 2019, the loan market exhibited price declines across certain segments of the market. As of September 30, 2019, the S&P/LSTA Leveraged Loan Index (“LSTA Index”) decreased to 96.34% of par from 96.79% of par as of June 30, 2019. This decline continued into the fourth quarter of 2019, with the LSTA Index declining further to 95.54% of par as of October 25, 2019. We believe this pricing pressure has been principally driven by continued U.S. loan mutual fund and ETF outflows and accelerated downgrades from credit rating agencies that may have led to technical selling by CLOs to maintain compliance with certain tests within CLO indentures. In the secondary loan market, CCC rated loans have exhibited greater price deterioration compared to BB and B rated loans. The percentage of U.S. loans trading at prices of par or higher increased to approximately 34% at the end of September 2019 from approximately 8% at the end of June 2019. However, the percentage of loans trading at prices of 80% of par or below has increased to approximately 4.1% at the end of September 2019 from approximately 2.5% at the end of June 2019. Additionally, bifurcation in the primary loan market demand has resulted in the spread differential between higher and lower credit quality loans increasing to its widest level since 2017. In this environment, we continue to focus on portfolio management strategies designed to maximize our long-term total return, and as a permanent capital vehicle, we historically have been able to take a longer-term view towards our investment strategy.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. We consider the attributes of current market conditions on an ongoing basis and have determined that due to the general illiquidity of the market for our investment portfolio, whereby little or no market data exists, all of our investments are based upon “Level 3” inputs as of September 30, 2019.

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

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. We generally restore non-accrual loans to accrual status when past due principal and interest is paid and, in our judgment, is likely to remain current. As of September 30, 2019, we had one debt investment on non-accrual status. As of December 31, 2018, we had no debt investments on non-accrual status.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $398.4 million and $445.0 million as of September 30, 2019, and December 31, 2018, respectively. The decrease in the value of investments during the nine month period ended September 30, 2019, was due primarily to net unrealized depreciation on our investment portfolio of approximately $56.2 million (which incorporates reductions to CLO equity cost value of $7.2 million) debt repayments and sales of securities totaling approximately $40.0 million and realized losses of $1.7 million and partially offset by purchases of investments of approximately $50.8 million. A reconciliation of the investment portfolio for the nine months ended September 30, 2019 and the year ended December 31, 2018 follows:

($ in millions)	September 30, 2019	December 31, 2018
Beginning investment portfolio	$445.0	$418.4
Portfolio investments acquired	50.8	244.6
Debt repayments	(24.1)	(131.5)
Sales of securities	(15.9)	(25.9)
Reductions to CLO equity cost value(1)	(7.2)	(18.8)
Payment-in-kind	7.2	0.3
Accretion of discounts on investments(2)	0.5	0.6
Net change in unrealized appreciation/depreciation	(56.2)	(39.3)
Net realized losses on investments	(1.7)	(3.4)
Ending investment portfolio	$398.4	$445.0

____________

(1)      For the nine months ended September 30, 2019, reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received for the nine months ended September 30, 2019, of approximately $26.8 million and the effective yield interest income of approximately $19.6 million. For the year ended December 31, 2018, reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, for the year ended December 31, 2018, of approximately $46.6 million and the effective yield interest income of approximately $27.8 million.

(2)      Includes rounding adjustment to reconcile ending investment portfolio as of September 30, 2019 and December 31, 2018.

During the nine months ended September 30, 2019 we purchased approximately $50.8 million in portfolio investments, $4.4 million of which represented an additional investment in an existing portfolio company. For the year ended December 31, 2018, we purchased approximately $244.6 million in portfolio investments, including additional investments of approximately $90.3 million in existing portfolio companies and approximately $154.3 million in new portfolio companies.

In certain instances, we receive investment proceeds based on the scheduled amortization of the outstanding loan balances and from the sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

For the nine months ended September 30, 2019, and the year ended December 31, 2018, we recognized proceeds from the sales of securities of approximately $15.9 million and $25.9 million, respectively. Also, during the nine months ended September 30, 2019, and the year ended December 31, 2018, we had debt repayments of approximately $24.1 million and $131.5 million, respectively.

As of September 30, 2019, we had investments in debt securities of, or loans to, 22 portfolio companies, with a fair value of approximately $261.0 million, and equity investments of approximately $137.4 million. Our debt and preferred equity investments included approximately $7.2 million in capitalized PIK interest, which, as described in “— Overview” section above, is added to the carrying value of our investments, reduced by repayments of principal.

As of December 31, 2018, we had investments in debt securities of, or loans to, 22 portfolio companies, with a fair value of approximately $283.7 million, and equity investments of approximately $161.3 million. Our debt investments included approximately $0.3 million in capitalized PIK interest.

The following table indicates the quarterly portfolio investment activity for the past seven quarters:

Three Months Ended ($ in millions)	Purchases of Investments	Debt Repayments	Reductions to CLO Equity Cost(1)	Sales of Investments
September 30, 2019	$—	$0.2	$3.2	$4.9
June 30, 2019	46.4	23.5	2.6	7.4
March 31, 2019	4.4	0.4	1.4	3.6
Total(2)	$50.8	$24.1	$7.2	$15.9
December 31, 2018	$39.2	$38.9	$7.9	$10.5
September 31, 2018	91.8	24.1	1.2	12.1
June 30, 2018	88.8	43.7	5.8	0.2
March 31, 2018	24.7	24.9	3.9	3.1
Total(2)	$244.6	$131.5	$18.8	$25.9

____________

(1)      Represents reductions to CLO equity cost value (representing distributions received, or entitled to be received, in excess of effective yield interest income).

(2)      Totals may not sum due to rounding.

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$260.1	65.3%	$282.7	63.5%
CLO Debt	0.9	0.2%	0.9	0.2%
CLO Equity	129.9	32.6%	146.8	33.0%
Equity and Other Investments	7.5	1.9%	14.5	3.3%
Total(1)	$398.4	100.0%	$445.0	100.0%

____________

(1)      Totals may not sum due to rounding.

Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2019, we held qualifying assets that represented 68.5% of our total assets. No additional non-qualifying assets were acquired during the periods when qualifying assets were less than 70.0% of the total assets.

The following table shows our portfolio of investments by industry at fair value, as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	($ in millions)		($ in millions)
Structured finance(1)	$130.8	32.8%	$147.8	33.2%
Business services	63.2	15.9%	85.5	19.2%
Software	59.3	14.9%	59.0	13.3%
Healthcare	54.8	13.8%	46.9	10.5%
Financial intermediaries	21.0	5.3%	16.8	3.8%
Telecommunication services	16.1	4.0%	19.4	4.4%
Logistics	12.8	3.2%	13.0	2.9%
Utilities	12.3	3.1%	12.3	2.8%
Diversified insurance	9.9	2.5%	14.7	3.3%
IT consulting	7.5	1.9%	14.5	3.2%
Aerospace and defense	5.4	1.3%	5.3	1.2%
Education	5.3	1.3%	4.9	1.1%
Printing and publishing	—	0.0%	4.8	1.1%
Total(2)	$398.4	100.0%	$445.0	100.0%

____________

(1)      Reflects our debt and equity investments in CLOs as of September 30, 2019, and December 31, 2018, respectively.

(2)      Totals may not sum due to rounding.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of September 30, 2019, and December 31, 2018, our portfolio had a weighted average grade of 2.2 and 2.1, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities and investments in CLOs are not graded.

At September 30, 2019, and December 31, 2018, our debt investment portfolio was graded as follows:

		September 30, 2019
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		($ in millions)		($ in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	226.2	78.1%	220.5	84.5%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	53.3	18.4%	38.1	14.6%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	10.0	3.5%	2.4	0.9%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	—	—%	—	—%
	Total(1)	$289.4	100.0%	$261.0	100.0%

		December 31, 2018
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		($ in millions)		($ in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	260.8	87.8%	253.6	89.4%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	36.2	12.2%	30.0	10.6%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	—	—%	—	—%
	Total(1)	$297.0	100.0%	$283.7	100.0%

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

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three and nine months ended September 30, 2019 to the three and nine months September 30, 2018.

Investment Income

Investment income for the three months ended September 30, 2019 and September 30, 2018 was approximately $14.1 million and $15.2 million, respectively. Investment income for the nine months ended September 30, 2019 and September 30, 2018 was approximately $49.2 million and $41.1 million, respectively. The following tables set forth the components of investment income for the three and nine months ended September 30, 2019 and September 30, 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Interest income
Stated interest income	$6,812,244	$6,240,305	$20,698,677	$17,561,261
Original issue discount and market discount income	235,999	123,064	595,409	488,734
PIK income	61,466	91,265	209,838	230,689
Discount income derived from unscheduled remittances at par	4,969	77,403	191,611	126,061
Total interest income	$7,114,678	$6,532,037	$21,695,535	$18,406,745
Income from securitization vehicles	$6,131,870	$7,217,804	$19,628,276	$20,121,432
Dividend income – PIK	$673,706	$—	$7,009,592	$—

Other income
Fee letters	$99,444	$102,691	$300,574	$562,022
Loan prepayment and bond call fees	—	762,842	160,000	1,050,842
All other fees	63,352	603,078	427,088	942,933
Total other income	$162,796	$1,468,611	$887,662	$2,555,797
Total investment income	$14,083,050	$15,218,452	$49,221,065	$41,083,974

The decrease in total investment income for the three months ended September 30, 2019 was primarily due to lower income from securitization vehicles and loan prepayment fees. The increase in total investment income for the nine months ended September 30, 2019 was primarily due to the recognition of approximately $7.0 million of cumulative preferred equity dividend income PIK in the nine months ended September 30, 2019 and increases in stated interest income. Effective June 26, 2019, the Company entered into an Exchange Agreement with UniTek Global Services, Inc. (“Unitek”), to receive 2,371,211 shares of Series B Super Senior Preferred Stock, 4,352,199 shares of Series B Senior Preferred Stock and 10,323,434 shares of Series B Preferred Stock in exchange for all Series A shares of each respective Preferred Stock tranche currently held by OXSQ. This exchange resulted in the capitalization of approximately $6.3 million of cumulative PIK dividends which are added to the cost basis of each respective Preferred Stock tranche. This amount is recognized as dividend income – PIK in the consolidated statement of operations.

The total principal value of income producing debt investments as of September 30, 2019 and September 30, 2018 was approximately $279.4 million and $300.2 million, respectively. As of September 30, 2019, our debt investments had a range of stated interest rates of 5.71% to 12.81% and maturity dates of between 20 and 142 months compared to a range of stated interest rates of 5.62% to 12.95% and maturity dates between 20 and 154 months as of September 30, 2018. In addition, our total debt portfolio had a weighted average yield on debt investments of approximately 9.7% as of September 30, 2019, compared to approximately 9.4% as of September 30, 2018. The increase in the weighted average yield on our debt portfolio over the past twelve months is primarily due to our ongoing strategy of rotating the corporate loan portfolio into higher-yielding, less liquid loans.

Income from securitization vehicles for the three months ended September 30, 2019 and September 30, 2018, was approximately $6.1 million and $7.2 million, respectively. Income from securitization vehicles for the nine months ended September 30, 2019 and September 30, 2018, was approximately $19.6 million and $20.1 million, respectively. The total principal outstanding on our CLO equity investments as of September 30, 2019, and September 30, 2018, was approximately $282.8 million and $310.5 million, respectively. The weighted average yield on CLO equity investments as of September 30, 2019, and September 30, 2018, was approximately 11.87% and 14.82%, respectively. The decrease in weighted average yield on CLO equity investments over this period is due to a higher cost basis relative to the expected cash flows on CLO equity investments held as of September 30, 2019.

Operating Expenses

Total expenses for the three months ended September 30, 2019 and 2018, were approximately $5.1 million and $6.6 million, respectively. Total expenses for the nine months ended September 30, 2019 and 2018, were approximately $19.1 million and $16.1 million, respectively. These amounts consisted of base management fees, interest expense, professional fees, compensation expense, general and administrative expenses, and incentive fees.

Expenses before incentive fees for the three months ended September 30, 2019 were approximately $5.1 million, which increased by approximately $0.1 million from the three months ended September 30, 2018. Expenses before incentive fees for the nine months ended September 30, 2019, were approximately $15.6 million, which increased by approximately $3.0 million from the nine months ended September 30, 2018. The increase in expenses before incentive fees for the three and nine months ended September 30, 2019 is largely due to an increase in interest expense as a result of entering into the 6.25% Unsecured Notes.

The base management fee for the three months ended September 30, 2019, was approximately $1.7 million compared with $1.8 million for the three months ended September 30, 2018. The base management fee for the nine months ended September 30, 2019, was approximately $5.2 million compared with $5.3 million for the nine months ended September 30, 2018.

Interest expense for the three months ended September 30, 2019, was approximately $2.5 million, which relates to our 6.50% unsecured notes due 2024 (the “6.50% Unsecured Notes”), 6.25% unsecured notes due 2026 (the “6.25% Unsecured Notes”), and Credit Facility with Citibank, N.A., compared to interest expense of approximately $2.3 million for the three months ended September 30, 2018. Interest expense for the nine months ended September 30, 2019, was approximately $7.5 million, compared to interest expense of approximately $4.6 million for the nine months ended September 30, 2018. The increase for the three and nine months ended September 30, 2019 was a result of entering into the 6.25% Unsecured Notes, partially offset by partial repayments of the Credit Facility.

Professional fees, consisting of legal, consulting, valuation, audit and tax fees, were approximately $0.3 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively. Professional fees were approximately $1.1 million and $0.9 million for the nine months ended September 30, 2019 and 2018, respectively.

Compensation expense was approximately $0.2 million for the three months ended September 30, 2019, which is approximately equal to the amount for the three months ended September 30, 2018. Compensation expense for the nine months ended September 30, 2019 and 2018 was approximately $0.6 million and $0.7 million, respectively. Compensation expense reflects the allocation of compensation expenses for the services of our Chief Financial Officer, accounting personnel, and other administrative support staff.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses were approximately $0.3 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively. General and administrative expenses for the nine months ended September 30, 2019 and 2018 were approximately $1.2 million and $1.2 million, respectively. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

There was no net investment income incentive fee recorded for the three months ended September 30, 2019 due to the Total Return Requirement under our Investment Advisory Agreement, compared to $1.6 million for the three months ended September 30, 2018. The net investment income incentive fee recorded for the nine months ended September 30, 2019 was approximately $3.5 million, compared to $3.4 million for the nine months ended September 30, 2018.

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

The capital gains incentive fee expense, as reported under GAAP, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the three and nine months ended September 30, 2019, and September 30, 2018, no accrual was required as a result of the impact of accumulated net unrealized depreciation and net realized losses on our portfolio.

The amount of the capital gains incentive fee which will actually be payable is determined in accordance with the terms of the Investment Advisory Agreement and is calculated as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). The terms of the Investment Advisory Agreement state that the capital gains incentive fee calculation is based on net realized gains, if any, offset by gross unrealized depreciation for the calendar year. No effect is given to gross unrealized appreciation in this calculation. For the three and nine months ended September 30, 2019 and September 30, 2018, such an accrual was not required under the terms of the Investment Advisory Agreement.

Realized and Unrealized Gains/Losses on Investments

For the three months ended September 30, 2019 we recognized net realized losses on investments of approximately $0.4 million, which primarily reflects the expiration of the earnout payments related to the sale of Algorithmic Implementations, Inc.

For the three months ended September 30, 2019, our net change in unrealized appreciation/depreciation was approximately $41.6 million, composed of $2.0 million in gross unrealized appreciation, $44.0 million in gross unrealized depreciation and approximately $0.4 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $3.2 million as a result of reductions to the cost value of our CLO equity investments under the effective yield accounting methodology, whereby the cost value of the respective investments are reduced by the excess of actual cash received and record date distributions to be received over the calculated income using the effective yield.

The most significant components of the net change in unrealized appreciation and depreciation during the three months ended September 30, 2019, were as follows (in millions):

Portfolio Company	Change in Unrealized Appreciation (Depreciation)
Sound Point CLO XVI, Ltd.	$(8.9)
Unitek Global Services, Inc.	(7.1)
Imagine! Print Solutions	(4.7)
Nassau 2019-I Ltd.	(3.1)
Telos CLO 2014-5, Ltd.	(2.2)
Net all other(1)	(15.6)
Total	$(41.6)

____________

(1)      Unrealized gains and losses of less than $2.0 million have been combined.

For the nine months ended September 30, 2019, we recognized net realized losses on investments of approximately $1.7 million, which primarily reflects the losses from the sale of several CLO equity investments.

For the nine months ended September 30, 2019, our net change in unrealized appreciation/depreciation was approximately $56.2 million, composed of $3.1 million in gross unrealized appreciation, $61.7 million in gross unrealized depreciation and approximately $2.4 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $7.2 million as a result of reductions to the cost value of our CLO equity investments under the effective yield accounting methodology, whereby the cost value of the respective investments are reduced by the excess of actual cash received and record date distributions to be received over the calculated income using the effective yield.

The most significant components of the net change in unrealized appreciation and depreciation during the nine months ended September 30, 2019 were as follows (in millions):

Portfolio Company	Change in Unrealized Appreciation (Depreciation)
Unitek Global Services, Inc.	(14.0)
Sound Point CLO XVI, Ltd.	$(13.6)
Premiere Global Services, Inc.	(8.4)
Imagine! Print Solutions	(6.1)
Telos CLO 2014-5, Ltd.	(4.1)
Nassau 2019-I Ltd.	(2.4)
Net all other(1)	(7.6)
Total	$(56.2)

____________

(1)      Unrealized gains and losses of less than $2.0 million have been combined.

Net Increase/Decrease in Net Assets Resulting from Net Investment Income

Net investment income for the three months ended September 30, 2019 and September 30, 2018 was approximately $8.9 million and $8.6 million, respectively. The net investment income for the nine months ended September 30, 2019 was approximately $30.1 million, compared to $25.0 million for the nine months ended September 30, 2018.

For the three and nine months ended September 30, 2019, the net increase in net assets resulting from net investment income per common share was $0.19 and $0.63 (basic and diluted), respectively, compared to the net increase in net assets resulting from net investment income per share of $0.18 and $0.50 (basic and diluted) for the three and nine months ended September 30, 2018, respectively.

Net Increase/(Decrease) in Net Assets Resulting from Operations

Net decrease in net assets resulting from operations for the three months ended September 30, 2019 was approximately $33.1 million compared with a net increase in net assets resulting from operations of approximately $6.5 million for the three months ended September 30, 2018. For the nine months ended September 30, 2019, the net decrease in net assets resulting from operations was approximately $27.9 million compared with a net increase in net assets resulting from operations of approximately $24.9 million for the nine months ended September 30, 2018. The decrease was largely due to unrealized depreciation on investments partially offset by higher net investment income for the three and nine months ended September 30, 2019.

For the three months ended September 30, 2019, the net decrease in net assets resulting from operations per common share was $0.69 (basic and diluted), compared to a net increase in net assets resulting from operations per share of $0.13 (basic and diluted) for the three months ended September 30, 2018. For the nine months ended September 30, 2019, the net decrease in net assets resulting from operations per common share was $0.59 (basic and diluted), compared to a net increase in net assets resulting from operations per common share of $0.50 (basic and diluted) for the nine months ended September 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, cash equivalents and restricted cash were approximately $11.5 million as compared to approximately $17.1 million as of December 31, 2018. For the nine months ended September 30, 2019, net cash provided by operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $17.0 million, largely reflecting proceeds from principal repayments and sales of investments of approximately $40.1 million, reductions to CLO equity cost value of approximately $7.2 million, net realized losses on investments of approximately $1.7 million and net change in unrealized appreciation/depreciation of $56.2 million partially offset by purchases of investments of $50.8 million and an increase in investments due to PIK of approximately $7.2 million. For the nine months ended September 30, 2019, net cash used in financing activities was approximately $22.6 million, primarily reflecting the distribution of dividends and the partial repayment of the Credit Facility, which was partially offset by the issuance of the 6.25% Unsecured Notes.

On August 1, 2019, the Company entered into an Equity Distribution Agreement with Ladenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $150.0 million of the Company’s common stock through an At-the-Market (“ATM”) offering. The Company sold a total of 115,887 shares of common stock pursuant to the ATM during the three months ended September 30, 2019. The total amount of capital raised under these issuances was approximately $0.8 million and net proceeds were approximately $0.7 million after deducting the sales agent’s commissions and offering expenses.

From time to time, we may seek to retire, repurchase, or exchange our debt and equity securities in open market purchases or by other means dependent on market conditions, liquidity, contractual obligations, and other matters.

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2019, is as follows:

	Payments Due by Period
Contractual obligations ($ in millions)	Principal Amount	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
6.50% Unsecured Notes	$64.4	$—	$—	$64.4	$—
Credit Facility	47.8	47.8	—	—	—
6.25% Unsecured Notes	44.8	—	—	—	44.8
	$157.0	$47.8	$—	$64.4	$44.8

Refer to “Note 6. Borrowings” in the notes to our consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any commitments to purchase additional investments. We had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, as of September 30, 2019, we were only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 150%, immediately after such borrowing. As of September 30, 2019 and December 31, 2018, our asset coverage for borrowed amounts was 263.0% and 308.5%, respectively.

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

The weighted average stated interest rate and weighted average maturity on all of the Company’s debt outstanding as of September 30, 2019, were 5.78% and 3.9 years, respectively, and as of December 31, 2018, were 5.64% and 3.1 years, respectively.

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

On June 21, 2018, OXSQ Funding, a special purpose vehicle and wholly-owned subsidiary of OXSQ, entered into the Credit Facility with Citibank, N.A. Subject to certain exceptions, pricing under the Credit Facility is based on the London Interbank Offered Rate for an interest period equal to three months plus a spread of 2.25% per annum payable quarterly on March 21, June 21, September 21 and December 21. Pursuant to the terms of the credit agreement governing the Credit Facility, OXSQ Funding has borrowed approximately $95.2 million. The Credit

Facility has a mandatory amortization schedule such that 15.0% of the principal amount outstanding as of June 21, 2018 was due and payable on June 21, 2019. On each payment date occurring thereafter, an additional 6.25% of the remaining principal amount outstanding will be due and payable. On June 21, 2020, all remaining principal and accrued and unpaid interest will be due and payable.

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

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is taxable ordinary income or capital gains. For the quarter ended September 30, 2019, management estimated that a tax return of capital occurred of approximately $0.03 per share. The final determination of the nature of our distributions can only be made upon the filing of our tax return. We have until October 15, 2020 to file our federal income tax return for the year ended December 31, 2019.

The following table reflects the cash distributions, including distributions reinvested, if any, per share that our Board has declared on our common stock since the beginning of 2017:

Date Declared	Record Date	Payment Date	Distributions		GAAP net investment income			Distributions in excess of net investment income
Fiscal 2019(5)
April 23, 2019	September 23, 2019	September 30, 2019	$0.067		$	N/A		$—
April 23, 2019	August 23, 2019	August 30, 2019	0.067			N/A		—
April 23, 2019	July 24, 2019	July 31, 2019	0.067			N/A		—
February 22, 2019	June 21, 2019	June 28, 2019	0.067			N/A		—
February 22, 2019	May 24, 2019	May 31, 2019	0.067			N/A		—
February 22, 2019	April 23, 2019	April 30, 2019	0.067			N/A		—
February 22, 2019	March 15, 2019	March 29, 2019	0.200			0.18		0.02
Total (2019)			$0.602			$—	(1)	$—	(1)
Fiscal 2018
October 26, 2018	December 17, 2018	December 31, 2018	$0.20			$0.18		$0.02
July 26, 2018	September 14, 2018	September 28, 2018	0.20			0.18		0.02
April 24, 2018	June 15, 2018	June 29, 2018	0.20			0.15		0.05
February 22, 2018	March 16, 2018	March 30, 2018	0.20			0.17		0.03
Total (2018)			$0.80	(2)		$0.67	(4)	$0.13	(4)
Fiscal 2017
October 27, 2017	December 15, 2017	December 29, 2017	$0.20			$0.15		$0.05
February 27, 2017	September 15, 2017	September 29, 2017	0.20			0.13		0.07
February 27, 2017	June 16, 2017	June 30, 2017	0.20			0.16		0.04
February 27, 2017	March 16, 2017	March 31, 2017	0.20			0.16		0.04
Total (2017)			$0.80	(3)		$0.60		$0.20

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

RECENT DEVELOPMENTS

The Board has declared monthly distributions to stockholders for the subsequent periods as follows:

Per Share Distribution Amount Declared	Record Dates	Payable Dates	Date Declared
$ 0.067	October 21, 2019	October 31, 2019	July 25, 2019
$ 0.067	November 15, 2019	November 29, 2019	July 25, 2019
$ 0.067	December 18, 2019	December 31, 2019	July 25, 2019
$ 0.067	January 17, 2020	January 31, 2020	October 25, 2019
$ 0.067	February 14, 2020	February 28, 2020	October 25, 2019
$ 0.067	March 17, 2020	March 31, 2020	October 25, 2019

On October 18, 2019, the Company entered into a $10 million repurchase transaction facility (the “Repo Facility”) with Nomura Securities International, Inc. (“Nomura”). Pursuant to the Master Repurchase Agreement (“MRA”) and a transaction facility confirmation, the Company may sell securities to Nomura from time to time with a corresponding repurchase obligation at an agreed-upon price 30 to 60 days after the sale date (“Reverse Repo”). The Repo Facility has a funding cost of 1-month LIBOR plus 2.05% per annum for each Reverse Repo transaction and is subject to a facility fee of 0.85% per annum on the full $10 million facility amount. The Repo Facility expires on October 18, 2020, subject to optional termination or extension that is mutually agreed. The Company will account for these Reverse Repo transactions as secured financings for financial reporting purposes in accordance with GAAP.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates. As of September 30, 2019, all of our debt investments in our portfolio were at variable rates. As of September 30, 2019, all but one of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors.

Based on our consolidated statements of assets and liabilities as of September 30, 2019, the following table shows the annualized impact on investment income of hypothetical base rate changes in interest rates for our settled investments (considering interest rate floors for floating rate instruments), excluding CLO equity investments. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2019. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2019, and are only adjusted for assumed changes in the underlying base interest rates. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

Hypothetical Change in Interest Rates	Estimated Percentage change in Investment Income
Up 100 basis points	5.0%
Up 200 basis points	9.9%
Up 300 basis points	14.9%
Down 25 basis points	(1.2)%

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2019 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled “Beginning on April 6, 2019, we will be permitted to borrow more money, which will further magnify the potential for gain or loss on amounts invested and may further increase the risk of investing in us.” The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factor set forth below, there have been no material changes during the three months ended September 30, 2019, to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities. On July12, 2019, the Staff from the SEC’s Division of Corporation Finance, Division of Investment Management, Division of Trading and Markets, and Office of the Chief Accountant issued a statement about the potentially significant effects on financial markets and market participants when LIBOR is discontinued in 2021 and no longer available as a reference benchmark rate. The Staff encouraged all market participants to identify contracts that reference LIBOR and begin transitions to alternative rates. Recently, the corporate loans and CLOs we have invested in have included, or have been amended to include, language permitting the administrative agent or CLO investment manager, respectively, to implement a market replacement rate (like those proposed by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York) upon the occurrence of certain material disruption events. However, we cannot ensure that all corporate loans or CLOs in which we are invested will have such provisions, nor can we ensure the administrative agents or CLO investment managers will undertake the suggested amendments when able. We believe that because corporate loan and CLO managers and other CLO and corporate loan market participants have been preparing for an eventual transition away from LIBOR, we do not anticipate such a transition to have a material impact on the liquidity or value of any of our LIBOR-referenced corporate loan or CLO investments. However, because the future of LIBOR at this time is uncertain and the specific effects of a transition away from LIBOR cannot be determined with certainty as of the date of this report, a transition away from LIBOR could:

•        Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked securities, loans and derivatives that are included in our assets and liabilities;

•        Require extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding investments;

•        Result in inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with one or more alternative reference rates;

•        Result in disputes, litigation or other actions with portfolio companies, or other counterparties, regarding the interpretation and enforceability of provisions in our LIBOR-based investments, such as fallback language or other related provisions, including, in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between LIBOR and the various alternative reference rates;

•        Require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on one or more alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates; and

•        Cause us to incur additional costs in relation to any of the above factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Equity Securities

While we did not engage in unregistered sales of equity securities during the nine months ended September 30, 2019, we issued a total of 23,225 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was $147,827.

Issuer Purchases of Equity Securities

During the three months ended September 30, 2019, no common stock was repurchased.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to Exhibit a. to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed December 3, 2007).
3.3	Third Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Registrant’s report on Form 10-Q filed on November 7, 2016).
3.4	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed March 20, 2018).
3.5	Articles of Amendment (Incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed March 20, 2018).
4.1	Form of Share Certificate (Incorporated by reference to Exhibit d. to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
4.2	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the SEC upon request.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*

____________

*        Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXFORD SQUARE CAPITAL CORP.
Date: October 30, 2019	By:	/s/ Jonathan H. Cohen
Jonathan H. Cohen
Chief Executive Officer
(Principal Executive Officer)
Date: October 30, 2019	By:	/s/ Bruce L. Rubin
Bruce L. Rubin
Chief Financial Officer
(Principal Accounting Officer)