Form 10-Q/A
period 2019-09-30
Oxford Square Capital Corp.
filed 2019-11-01
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q of Oxford Square Capital Corp. for the period ended September 30, 2019 (the “Form 10-Q”) filed on October 30, 2019. This Form 10-Q/A is being filed to correct a typographical error related to a footnote in the Consolidated Schedule of Investments as of September 30, 2019 in the Form 10-Q. No other changes have been made to the Consolidated Schedule of Investments.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 1. “Consolidated Financial Statements,” of Part I. “Financial Information,” of the Form 10-Q is hereby amended and restated in its entirety. This Amendment does not amend or otherwise update any other information in the Form 10-Q. This Amendment should be read in conjunction with the Form 10-Q. This Amendment does not modify or update the Form 10-Q and the disclosure made therein in any way other than as described above.

In addition, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

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

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
September 30, 2019

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
Software
ECI Software Solutions, Inc.
first lien senior secured notes, 6.58% (LIBOR + 4.25%), (1.00% floor) due September 27, 2024(4)(5)(6)(14)(16)(21)	$4,924,623	$4,936,266	$4,898,473
second lien senior secured notes, 10.33% (LIBOR + 8.00%), (1.00% floor) due September 29, 2025(4)(5)(14)(16)(21)	15,000,000	14,914,528	14,400,000

Help/Systems Holdings, Inc.
first lien senior secured notes, 6.08% (LIBOR + 3.75%), (0.00% floor) due March 28, 2025(4)(5)(6)(14)(16)(21)	3,950,000	3,957,209	3,935,188
second lien senior secured notes, 10.08% (LIBOR + 7.75%), (0.00% floor) due March 27, 2026(4)(5)(14)(16)(21)	15,500,000	15,484,031	15,480,625

Quest Software, Inc.
first lien senior secured notes, 6.51% (LIBOR + 4.25%), (0.00% floor) due May 16, 2025(4)(5)(6)(14)(16)(21)	5,955,000	5,929,329	5,880,563
second lien senior secured notes, 10.51% (LIBOR + 8.25%), (0.00% floor) due May 18, 2026(4)(5)(14)(16)(21)	15,000,000	14,865,062	14,677,500
Total Software		$60,086,425	$59,272,349	22.9%

Telecommunications Services
Global Tel Link Corp.
second lien senior secured notes, 10.36% (LIBOR + 8.25%), (0.00% floor) due November 29, 2026(4)(5)(14)(15)	$17,000,000	$16,717,537	$16,054,460
Total Telecommunication Services		$16,717,537	$16,054,460	6.2%

Utilities
CLEAResult Consulting, Inc.
first lien senior secured notes, 5.71% (LIBOR + 3.50%), (0.00% floor) due August 8, 2025(4)(5)(6)(15)(21)	$4,950,000	$4,928,333	$4,809,767
second lien senior secured notes, 9.46% (LIBOR + 7.25%), (0.00% floor) due August 10, 2026(4)(5)(15)(21)	7,650,000	7,674,793	7,497,000
Total Utilities		$12,603,126	$12,306,767	4.8%
Total Senior Secured Notes		$284,726,045	$260,116,724	100.5%

Collateralized Loan Obligation – Debt Investments
Structured Finance
Galaxy XXVIII CLO, Ltd.
CLO secured class F notes, 10.78% (LIBOR + 8.48%), due July 15, 2031(4)(5)(11)(12)(15)	$1,000,000	$931,983	$865,600
Total Structured Finance		$931,983	$865,600	0.3%
Total Collateralized Loan Obligation – Debt Investments		$931,983	$865,600	0.3%

Collateralized Loan Obligation – Equity Investments
Structured Finance
AMMC CLO XI, Ltd.
CLO subordinated notes, estimated yield 14.19% due April 30, 2031(9)(11)(12)(18)	$6,000,000	$3,831,609	$2,820,000

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
September 30, 2019

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
AMMC CLO XII, Ltd.
CLO subordinated notes, estimated yield 12.91% due November 10, 2030(9)(11)(12)(18)	$12,921,429	$7,012,329	$4,134,857

Atlas Senior Loan Fund XI, Ltd.
CLO subordinated notes, estimated yield 18.69% due July 26, 2031(9)(11)(12)(18)	5,725,000	4,381,896	3,435,000

Babson CLO Ltd. 2015-I
CLO subordinated notes, estimated yield 11.29% due January 20, 2031(9)(11)(12)(18)	2,840,000	1,844,126	1,022,400

BlueMountain CLO 2014-2 Ltd.
CLO subordinated notes, estimated yield 23.08% due October 20, 2030(9)(11)(12)(18)	6,374,000	2,599,603	2,422,120

Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 18.06% due January 18, 2029(9)(11)(12)(18)	6,250,000	4,026,169	3,143,931

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 12.24% due June 09, 2030(9)(11)(12)(18)	18,000,000	13,288,928	9,000,000

Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 16.03% due October 20, 2028(9)(11)(12)(18)	7,700,000	7,462,993	5,852,000

CIFC Funding 2014-3, Ltd.
CLO subordinated notes, estimated yield 15.89% due October 22, 2031(9)(11)(12)(18)	10,000,000	6,278,460	4,600,000

Galaxy XXVIII CLO, Ltd.
CLO subordinated notes, estimated yield 13.09% due July 15, 2031(9)(11)(12)(18)	2,000,000	965,899	601,761

Hull Street CLO Ltd.
CLO subordinated notes, estimated yield -26.31% due October 18, 2026(9)(11)(12)(18)	5,000,000	1,209,344	162,500

Ivy Hill Middle Market Credit Fund VII, Ltd.
CLO subordinated notes, estimated yield 7.62% due October 20, 2029(9)(11)(12)(18)	10,800,000	8,846,849	5,641,684

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 13.21% due January 22, 2028(9)(11)(12)(18)	5,422,500	5,177,027	3,904,200

Nassau 2019-I Ltd.
CLO subordinated notes, estimated yield 25.62% due April 15, 2031(9)(11)(12)(14)(18)	23,500,000	19,810,068	17,390,000

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
September 30, 2019

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Octagon Investment Partners 38, Ltd.
CLO subordinated notes, estimated yield 17.46% due July 20, 2030(9)(11)(12)(18)	$5,000,000	$4,252,417	$3,600,000

Regatta XV Funding, Ltd.
CLO subordinated notes, estimated yield 0.00% due October 25, 2026(9)(11)(12)(18)(26)	3,000,000	—	75,000

Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 12.10% due July 25, 2030(9)(11)(12)(14)(18)	45,500,000	42,989,440	24,570,000

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield -26.86% due July 17, 2026(9)(11)(12)(18)	14,447,790	7,299,572	3,322,992

Telos CLO 2013-4, Ltd.
CLO subordinated notes, estimated yield 17.22% due January 17, 2030(9)(11)(12)(18)	11,350,000	7,135,286	4,140,757

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 16.99% due April 17, 2028(9)(11)(12)(18)	28,500,000	17,403,746	8,626,005

Venture XIV, Ltd.
CLO subordinated notes, estimated yield 13.34% due August 28, 2029(9)(11)(12)(18)	2,500,000	1,522,882	650,000

Venture XVII, Ltd.
CLO subordinated notes, estimated yield 4.27% due April 15, 2027(9)(11)(12)(18)	6,200,000	3,787,720	2,050,879

Venture XX, Ltd.
CLO subordinated notes, estimated yield -8.97% due April 15, 2027(9)(11)(12)(18)	3,000,000	1,769,740	1,170,000

Vibrant CLO V, Ltd.
CLO subordinated notes, estimated yield 8.66% due January 20, 2029(9)(11)(12)(18)	13,475,000	11,626,520	6,333,250

West CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 3.60% due July 18, 2026(9)(11)(12)(18)	9,250,000	5,669,532	3,145,000

Windriver 2012-1 CLO, Ltd.
CLO subordinated notes, estimated yield -9.45% due January 15, 2026(9)(11)(12)(18)	7,500,000	3,674,257	1,281,694

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
September 30, 2019

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 19.63% due July 15, 2029(9)(11)(12)(18)	$10,500,000	$7,918,039	$4,935,000

CLO Equity Side Letter Related Investments(11)(12)(13)		1,378,224	1,869,595
Total Structured Finance		$203,162,675	$129,900,625	50.2%
Total Collateralized Loan Obligation – Equity Investments		$203,162,675	$129,900,625	50.2%

Common Stock
IT Consulting
Unitek Global Services, Inc.
common equity(7)	1,244,188	$684,960	$—
Total IT Consulting		$684,960	$—	0.0%
Total Common Stock		$684,960	$—	0.0%

Preferred Equity
IT Consulting
Unitek Global Services, Inc.
Series A Preferred Equity(3)(22)(25)	10,671,850	$8,641,984	$853,748
Series A Senior Preferred Equity(3)(23)(25)	4,558,928	4,318,894	4,148,624
Series A Super Senior Preferred Stock(3)(24)(25)	2,489,771	2,489,771	2,489,771
Total IT Consulting		$15,450,649	$7,492,143	2.9%
Total Preferred Equity		$15,450,649	$7,492,143	2.9%
Total Investments in Securities(8)		$504,956,312	$398,375,092	153.9%

Cash Equivalents
First American Government Obligations Fund(19)		$8,940,270	$8,940,270
Total Cash Equivalents		$8,940,270	$8,940,270	3.5%
Total Investments in Securities and Cash Equivalents		$513,896,582	$407,315,362	157.4%

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
September 30, 2019

(unaudited)

NOTE 9. DISTRIBUTIONS (cont.)

plan so as to receive cash distributions. During the three months ended September 30, 2019 and 2018, as part of the Company’s distribution reinvestment plan for its common stockholders, the Company’s distribution reinvestment plan administrator purchased 25,203 shares and 21,728 shares, respectively, of common stock for approximately $0.2 million and $0.2 million, respectively, in the open market to satisfy the reinvestment portion of the Company’s distributions. During the three months ended September 30, 2019, the Company issued 23,225 shares of common stock to stockholders in connection with the distribution reinvestment plan. On each of July 31, August 31 and September 30, 2019, the Company paid a distribution of approximately $3.2 million, or $0.067 per share.

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

PART II — OTHER INFORMATION

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

OXFORD SQUARE CAPITAL CORP.
Date: November 1, 2019	By:	/s/ Jonathan H. Cohen
Jonathan H. Cohen
Chief Executive Officer
(Principal Executive Officer)
Date: November 1, 2019	By:	/s/ Bruce L. Rubin
Bruce L. Rubin
Chief Financial Officer
(Principal Accounting Officer)