Form 10-K
period 2019-12-31
Oxford Square Capital Corp.
filed 2020-02-26
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________________

FORM 10-K

_______________________________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO

COMMISSION FILE NUMBER: 814-00638

_______________________________

OXFORD SQUARE CAPITAL CORP.

(Exact name of registrant as specified in its charter)

_______________________________

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

Securities registered pursuant to Section 12(g) of the Act:
None

_______________________________

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

The aggregate market value of common stock held by non-affiliates of the Registrant on June 28, 2019, based on the closing price on that date of $6.40 on the NASDAQ Global Select Market, was $279,229,691. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 48,990,575 shares of the Registrant’s common stock outstanding as of February 25, 2020.

OXFORD SQUARE CAPITAL CORP.
FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2019

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

The CLO vehicles which we focus on are collateralized primarily by senior secured loans made to companies whose debt is unrated or is rated below investment grade, and generally have very little or no direct exposure to real estate, mortgage loans or to pools of consumer-based debt, such as credit card receivables or auto loans. However, there can be no assurance that the collateral securing such senior secured loans would satisfy all of the unpaid principal and interest of our investment in the CLO vehicle in the event of default and the junior tranches, especially the equity tranches, of CLO vehicles are the last tranches to be paid, if at all, in the event of a default. Our investment strategy may also include warehouse facilities, which are early stage CLO vehicles intended to aggregate loans that may be used to form the basis of a traditional CLO vehicle.

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

OXSQ Facility

On June 21, 2018, Oxford Square Funding 2018, LLC (“OXSQ Funding”), a special purpose vehicle that is our wholly-owned subsidiary, entered into a credit facility (the “OXSQ Facility”) with Citibank, N.A. On October 12, 2018, OXSQ Funding amended the OXSQ Facility to provide for additional borrowings under the OXSQ Facility. Pursuant to the terms of the OXSQ Facility, as amended, OXSQ Funding may borrow up to $125.0 million. As of December 31, 2019, the total principal outstanding was approximately $28.1 million. Subject to certain exceptions, pricing under the OXSQ Facility is based on the London interbank offered rate for an interest period equal to three months plus a spread of 2.25% per annum. Interest on the outstanding principal amount owing under the OXSQ Facility is payable quarterly in arrears. The OXSQ Facility will mature, and all outstanding principal and accrued and unpaid interest thereunder will be due and payable, on June 21, 2020, and is subject to periodic repayment prior to such date from collections on OXSQ Funding’s loan assets and certain other mandatory payment requirements.

6.25% Unsecured Notes

On April 3, 2019, we completed an underwritten public offering of approximately $44.8 million in aggregate principal amount of our 6.25% unsecured notes due 2026, or the “6.25% Unsecured Notes.” The 6.25% Unsecured Notes will mature on April 30, 2026, and may be redeemed in whole or in part at any time or from time to time at our option on or after April 30, 2022. The 6.25% Unsecured Notes bear interest at a rate of 6.25% per year payable quarterly on January 31, April 30, July 31, and October 31 of each year. The 6.25% Unsecured Notes are listed on the NASDAQ Global Select Market under the trading symbol “OXSQZ.”

ATM Offering

On August 1, 2019, we entered into an Equity Distribution Agreement with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $150.0 million of our common stock through an At-the-Market (“ATM”) offering. We sold a total of 774,803 shares of common stock pursuant to the ATM during the year ended December 31, 2019. The total amount of capital raised under the ATM during the year ended December 31, 2019 was approximately $4.4 million.

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

MARKET OVERVIEW AND OPPORTUNITY

The broader corporate loan and CLO equity market exhibited strength during the first quarter of 2019 followed by modest volatility during the remainder of the year. During the first quarter of 2019, the S&P / LSTA Leveraged Loan Index increased from a price of 93.84% at the end of December 2018 to 96.41% by the end of March 2019 and ended the year at a price of 96.72%. However, returns during 2019 differed substantially by credit ratings category, with lower credit quality loans significantly underperforming higher credit quality loans. During the year, BB rated loan prices increased 4.6%, B rated loan prices increased 3.2%, and CCC rated loan prices decreased 3.1%. We believe the increase in higher quality U.S. loan prices during 2019 was in part driven by strong U.S. CLO issuance and a flight to quality, partly offset by continued outflows out of U.S. loan mutual funds and ETFs. Furthermore, we believe that the decrease in lower quality loan prices was primarily driven by credit rating agency downgrades and the resultant selling of these loans by CLOs to appropriately manage Weighted Average Rating Factor indenture requirements. We believe that while the fundamentals across the U.S. loan market continue to be generally stable, conditions have weakened versus the end of 2018 as exhibited by an increase in default rates to 1.5% at the end of 2019 versus 1.2% at the end of 2018 and the dispersion in performance by ratings category. This environment may allow corporate loan and CLO managers to buy performing loan assets in the secondary market at discounts to par, which may build CLO asset value and spread over time, ultimately accruing to the benefit of CLO equity. Moreover, as we execute our corporate loan strategy of focusing primarily on smaller broadly-syndicated loans, narrowly syndicated loans and private deals, through purchases in both the primary and secondary markets, we remain mindful of maintaining overall portfolio liquidity. We believe this strategy allows us to maintain corporate debt investments which have sufficient liquidity in order to take advantage of market opportunities.

We continue to view our mandate as maximizing the risk-adjusted return on our stockholders’ investment in OXSQ. We view the market opportunity currently available to us as strong and, as a permanent capital vehicle, we have historically been able to take a longer-term view towards our investments. We believe this perspective served us well in 2019.

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

•        Jonathan H. Cohen, our Chief Executive Officer, has more than 25 years of experience in debt and equity research and investment. Mr. Cohen has also served as Chief Executive Officer and a Director of Oxford Lane Capital Corp. (NasdaqGS: OXLC), a registered closed-end fund, and as Chief Executive Officer of its investment adviser, Oxford Lane Management, LLC, or “Oxford Lane Management,” since 2010. Since 2015 and 2018, respectively, Mr. Cohen has also served as Chief Executive Officer of Oxford Bridge Management, LLC, or “Oxford Bridge Management,” the investment adviser to Oxford Bridge, LLC and Oxford Bridge II, LLC (collectively, the “Oxford Bridge Funds”), and Oxford Gate Management, LLC, or “Oxford Gate Management,” the investment adviser to Oxford Gate Master Fund, LLC, Oxford Gate, LLC and Oxford Gate (Bermuda), LLC (collectively, the “Oxford Gate Funds”). The Oxford Bridge Funds and the Oxford Gate Funds are private investment funds. Previously, Mr. Cohen managed technology equity research groups at Wit Capital, Merrill Lynch, UBS and Smith Barney. Mr. Cohen is a member of the Board of Trustees of Connecticut College. Mr. Cohen received a B.A. in Economics from Connecticut College and an M.B.A. from Columbia University.

•        Saul B. Rosenthal, our President and Chief Operating Officer, has more than 20 years of experience in the capital markets, with a focus on middle-market transactions. In addition, Mr. Rosenthal has served as President and a Director of Oxford Lane Capital Corp. (NasdaqGS: OXLC), a registered closed-end fund, and as President of Oxford Lane Management, since 2010. Mr. Rosenthal has also served as President of Oxford Bridge Management, the investment adviser to the Oxford Bridge Funds and Oxford Gate Management, the investment adviser to the Oxford Gate Funds, since 2015 and 2018, respectively. Mr. Rosenthal was previously an attorney at the law firm of Shearman & Sterling LLP. Mr. Rosenthal serves on the board of the National Museum of Mathematics. Mr. Rosenthal received a B.S., magna cum laude, from the Wharton School of the University of Pennsylvania, a J.D. from Columbia University Law School, where he was a Harlan Fiske Stone Scholar, and a LL.M. (Taxation) from New York University School of Law.

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
• Diversified Insurance

During the fiscal year ended December 31, 2019, we purchased approximately $54.8 million of investments, comprised of approximately $28.9 million in senior secured notes and $25.8 million in CLO equity. As of December 31, 2019, our portfolio was invested in approximately 65.9% in senior secured notes, 33.1% in CLO equity, 0.2% in CLO debt and 0.8% in equity and other investments.

TEN LARGEST PORTFOLIO INVESTMENTS AS OF DECEMBER 31, 2019

Our ten largest portfolio company investments as of December 31, 2019, based on the combined fair value of the debt and equity securities (including CLO side letter related investments) we hold in each portfolio company, were as follows:

			December 31, 2019
			($ in millions)
Portfolio Company	Industry	Cost	Fair Value	Fair Value Percentage of Total Portfolio
Sound Point CLO XVI, Ltd	Structured Finance	$41.8	$23.7	6.5%
Quest Software, Inc.	Software	20.8	20.6	5.6%
Nassau 2019-I Ltd.	Structured Finance	20.5	17.3	4.7%
Keystone Acquisition Corp.	Healthcare	20.3	19.9	5.5%
Shift4 Payments, LLC (f/k/a Lighthouse Network, LLC)	Financial Intermediaries	19.8	19.7	5.4%
ECI Software Solutions, Inc.	Software	19.8	19.7	5.4%
OMNIA Partners, Inc.	Business Services	19.9	19.6	5.4%
Access CIG, LLC	Business Services	17.3	17.1	4.7%
Healthport Technologies, LLC	Healthcare	15.0	15.6	4.3%
Global Tel Link Corp.	Telecommunication Services	16.7	14.5	4.0%
		$211.9	$187.7	51.5%

For a description of the factors relevant to the changes in the value of the above portfolio investments for the year ended December 31, 2019, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Grading.”

Set forth below are descriptions of the ten largest portfolio investments as of December 31, 2019:

Sound Point CLO XVI, Ltd.

Sound Point CLO XVI, Ltd. is a collateralized loan obligation investing primarily in U.S.-based senior secured loans. As of December 31, 2019, approximately $45.5 million remained outstanding on our investment.

Quest Software, Inc.

Quest Software, Inc. is an infrastructure software provider. They have five main product/service offerings: Platform Management, Information Management, Identity Management, Data Protection, and Endpoint Management. As of December 31, 2019, approximately $5.9 million and $15.0 million remained outstanding on our investment in the first lien notes and second lien notes, respectively.

Nassau 2019-I Ltd.

Nassau 2019-I Ltd. is a collateralized loan obligation investing primarily in U.S.-based senior secured loans. As of December 31, 2019, approximately $23.5 million remained outstanding on our investment.

Keystone Acquisition Corp.

Keystone Acquisition Corp. is a Quality Improvement Organization that is involved in healthcare management, quality assurance, and cost containment services for providers of physical and behavioral health services. As of December 31, 2019, approximately $7.5 million and $13.0 million remained outstanding on our investment in the first lien notes and second lien notes, respectively.

Shift4 Payments, LLC (f/k/a Lighthouse Network, LLC)

Shift4 Payments, LLC is a non-bank merchant acquirer and integrated point-of-sale service provider that focuses on the small and medium-sized business segment in the U.S. As of December 31, 2019, approximately $3.4 million and $16.5 million remained outstanding on our investment in the first lien notes and second lien notes, respectively.

ECI Software Solutions, Inc.

ECI Software Solutions, Inc. is a global end-to-end provider of enterprise resource planning software to small- and medium-sized businesses primarily across four end-market verticals (i.e., manufacturing, distribution, field services, and building & construction). As of December 31, 2019, approximately $4.9 million and $15.0 million remained outstanding on our investment in the first lien notes and second lien notes, respectively.

OMNIA Partners, Inc.

OMNIA Partners, Inc. is a group purchasing organization operating through both the public and private sectors. As of December 31, 2019, approximately $5.9 million and $14.0 million remained outstanding on our investment in the first lien notes and second lien notes, respectively.

Access CIG, LLC

Access CIG, LLC is a records and documents storage firm. As of December 31, 2019, approximately $0.5 million and $16.8 million remained outstanding on our investment in the first lien incremental notes and second lien notes, respectively.

Healthport Technologies, LLC

Healthport Technologies, LLC. is a provider of release of information services, the process by which healthcare providers release patient health records to external parties such as attorneys, government agencies and insurance companies. As of December 31, 2019, approximately $16.6 million remained outstanding on our investment in the first lien notes.

Global Tel Link Corp.

Global Tel Link Corp. is a provider of telecom and technology products and services used by inmates, investigators and administrators in the corrections industry. As of December 31, 2019, approximately $17.0 million remained outstanding on our investment in the second lien notes.

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

Taxation as a RIC

If we qualify as a RIC; and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) we distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

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

We have purchased and may in the future purchase residual or subordinated interests in CLOs that are treated for U.S. federal income tax purposes as shares in a “passive foreign investment company” or a PFIC. We may be subject to U.S. federal income tax on our allocable share of a portion of any “excess distribution” received on, or any gain from the disposition of, such shares, even if our allocable share of such income is distributed as a taxable distribution to the PFIC’s stockholders. Additional charges, in the nature of interest, generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. If we elect to treat a PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income our allocable share of any increase in the value of such shares, and as ordinary loss our allocable share of any decrease in such value to the extent that any such decrease does not exceed prior increases included in our income. Under either election, we may be required to recognize in a year income in excess of distributions from PFICs and proceeds from dispositions of PFIC shares during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the Excise Tax Avoidance Requirement.

If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation or a CFC (including equity tranche investments in a CLO treated as a CFC), we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. This deemed distribution is required to be included in the income of a U.S. Stockholder (as defined below) of a CFC regardless of whether the stockholder has made a QEF election with respect to such CFC. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Stockholders. A “U.S. Stockholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power or value of all classes of shares of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and we must distribute such income to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement.

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

As a BDC, we are required to meet a coverage ratio of the value of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future. On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances. The reduced asset coverage requirement permits a BDC to have a ratio of total indebtedness represented by senior securities to our equity of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. On April 6, 2018, the Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board of Directors, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, our asset coverage requirement for senior securities was changed from 200% to 150%, effective as of April 6, 2019. In other words, under the 1940 Act, we are now able to borrow $2 for investment purposes for every $1 of investor equity, as opposed to borrowing $1 for investment purposes for every $1 of investor equity. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC.

We are not generally able to sell our common stock at a price below net asset value per share. Refer to “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a BDC affect our ability to, and the way in which we raise additional capital, which may expose us to risks, including the typical risks associated with leverage.” We may, however, sell our common stock at a price below net asset value per share (i) in connection with a rights offering to our existing stockholders, (ii) with the consent of the majority of our common stockholders, or (iii) under such other circumstances as the SEC may permit. For example, we may sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then current net asset value of our common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve our policy and practice of making such sales. In any such case, under such circumstances, the price at which our common stock is to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such common stock. In addition, we may generally issue new shares of our common stock at a price below the net asset value in rights offerings to existing stockholders, in payment of distributions and in certain other limited circumstances

We may be examined by the SEC for compliance with the 1940 Act.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against such company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any securities litigation, due to the volatility of our stock price and for a variety of other reasons, we may in the future become the target of additional securities litigation and the subject of additional shareholder activism. If at any time our current investment advisory agreement is terminated we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline.

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

As stated above, our investments are generally not in publicly traded securities. Substantially all of these securities are subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. For example, there is a limited secondary market for any of our investments in warehouse facilities and our investments in warehouse facilities are less liquid than our investments in CLOs. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. Also, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments.

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

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally.

In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union or Brexit, and, subsequently, on February 1, 2017, the U.K. Parliament voted in favor of allowing the U.K. government to begin the formal process of Brexit. The initial negotiations on Brexit commenced in June 2017. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union. Under Prime Minister Boris Johnson, the House of Commons passed the Brexit deal on December 20, 2019 and, after the European Parliament ratified the Brexit deal, the U.K. formally left the European Union on January 31, 2020. The U.K. has entered into a transition period until December 31, 2020, where agreements surrounding trade and other aspects of the U.K.’s future relationship with the European Union will need to be finalized. Failure to come to terms on a free trade deal could result in checks and tariffs on U.K. goods traveling to the European Union and thus prolong the economic uncertainty. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.

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

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in floating-rate loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments may include minimum interest rate floors which are calculated based on LIBOR.

Concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association or the BBA in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

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

Additionally, on June 12, 2019 the Staff of the SEC’s Division of Corporate Finance, Division of Investment Management, Division of Trading and Markets, and Office of the Chief Accountant issued a statement about the potentially significant effects on financial markets and market participants when LIBOR is discontinued in 2021 and no longer available as a reference benchmark rate. The Staff encouraged all market participants to identify contracts that reference LIBOR and begin transitions to alternative rates. On December 30, 2019, the SEC’s Chairman, Division of Corporate Finance and Office of the Chief Accountant issued a statement to encourage audit committees in particular to understand management’s plans to identify and address the risks associated with the elimination of LIBOR, and, specifically, the impact on accounting and financial reporting and any related issues associated with financial products and contracts that reference LIBOR, as the risks associated with the discontinuation of LIBOR and transition to an alternative reference rate will be exacerbated if the work is not completed in a timely manner.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, or on our overall financial condition or results of operations. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. In addition, the cessation of LIBOR could:

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

There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have a material adverse effect on our business, result of operations, financial condition, and unit price.

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

PIK interest/dividend payments we receive will increase our assets under management and, as a result, will increase the amount of base management fees and incentive fees payable by us to our investment adviser.

Certain of our debt and preferred stock investments contain provisions providing for the payment of contractual PIK interest or dividends. Because PIK interest/dividends results in an increase in the size of the loan/preferred stock balance of the underlying investment, the receipt by us of PIK interest/dividend will have the effect of increasing our assets under management. As a result, because the base management fee that we pay to our investment adviser is based on the value of our gross assets, the receipt by us of PIK interest/dividend will result in an increase in the amount of the base management fee payable by us. In addition, any such increase in an investment balance due to the receipt of PIK interest/dividend will cause such investment to accrue interest/dividend on the higher investment balance, which will result in an increase in our pre-incentive fee net investment income and, as a result, a potential increase in incentive fees that are payable by us to our investment adviser.

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

On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances. On April 6, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, our asset coverage requirements for senior securities was changed from 200% to 150%, effective as of April 6, 2019. Prior to the enactment of the SBCAA, BDCs were required to maintain an asset coverage ratio of at least 200% in order to incur debt or to issue other senior securities. Generally, for every $1.00 of debt incurred or in senior securities issued, a BDC was required to have at least $2.00 of assets immediately following such incurrence or issuance. For those BDCs that satisfy the SBCAA’s disclosure and approval requirements, the minimum asset coverage ratio is reduced such that for every $1.00 of debt incurred or in senior securities issued, a BDC must now have at least $1.50 of assets. If we incur additional leverage, general interest rate fluctuations may have a more significant negative impact on our investments and investment opportunities than they would have absent such additional incurrence, and, accordingly, may have a material adverse effect on our investment objectives and rate of return on investment capital.

On April 12, 2017, we completed a public offering of our 6.50% Unsecured Notes. The 6.50% Unsecured Notes will mature on March 30, 2024, and may be redeemed in whole or in part at any time or from time to time at our option on or after March 30, 2020. The 6.50% Unsecured Notes bear interest at a rate of 6.50% per year payable quarterly on March 30, June 30, September 30 and December 30. The 6.50% Unsecured Notes are our general unsecured obligations, rank equally in right of payment with our future senior unsecured debt, and rank senior in right of payment to any potential subordinated debt, should any be issued in the future.

On June 21, 2018, Oxford Funding entered into the OXSQ Facility. On October 12, 2018, OXSQ Funding amended the OXSQ Facility to provide for additional borrowings under the OXSQ Facility. Pursuant to the terms of the OXSQ Facility, as amended, OXSQ Funding may borrow up to $125.0 million. As of December 31, 2019, the OXSQ Facility had approximately $28.1 million of principal outstanding. Subject to certain exceptions, pricing under the OXSQ Facility is based on the London interbank offered rate for an interest period equal to three months plus a spread of 2.25% per annum. Interest on the outstanding principal amount owing under the OXSQ Facility is payable quarterly in arrears. The OXSQ Facility will mature, and all outstanding principal and accrued and unpaid interest thereunder will be due and payable, on June 21, 2020, and is subject to periodic repayment prior to such date from collections on OXSQ Funding’s loan assets and certain other mandatory payment requirements.

On April 3, 2019, we completed an underwritten public offering of approximately $44.8 million in aggregate principal amount of 6.25% Unsecured Notes. The 6.25% Unsecured Notes will mature on April 30, 2026, and may be redeemed in whole or in part at any time or from time to time at our option on or after April 30, 2022. The 6.25% Unsecured Notes bear interest at a rate of 6.25% per year payable quarterly on January 31, April 30, July 31, and October 31, of each year. The 6.25% Unsecured Notes are our general unsecured obligations, rank equally in right of payment with our future senior unsecured debt, and rank senior in right of payment to any potential subordinated debt, should any be issued in the future.

Illustration.    The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on the portfolio, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed total return on our portfolio (net of expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to stockholder(1)	(19.1)%	(11.3)%	(3.6)%	4.2%	12.0%

____________

(1)      Assumes $385.3 million in total assets and $137.3 million in total debt principal outstanding, which reflects our total assets and total debt outstanding as of December 31, 2019, and a cost of funds of approximately 6.4%.

Our portfolio must have an annual return of at least 2.3% in order to cover the annual interest payments on our current borrowings.

If we are unable to comply with the covenants or restrictions in our borrowings, our business could be materially adversely affected.

The OXSQ Facility includes covenants, among others, that, subject to exceptions, restrict our ability to pay distributions, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. The OXSQ Facility also includes a change of control provision that accelerates the indebtedness under the facility in the event of certain change of control events. Complying with these restrictions may prevent us from taking actions that we believe would help us grow our business or are otherwise consistent with our investment objective. These restrictions could also limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. In addition, the restrictions contained in the OXSQ Facility could limit our ability to make distributions to our stockholders in certain circumstances, which could result in us failing to qualify for tax treatment as a RIC and thus becoming subject to corporate-level U.S. federal income tax (and any applicable state and local taxes).

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

We may need additional capital to fund growth in our investments. We expect to issue equity securities and expect to borrow from financial institutions in the future. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our investment company taxable income to our stockholders to maintain our tax treatment as a regulated investment company. As a result, any such cash earnings may not be available to fund investment originations. We expect to borrow from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue preferred stock may be restricted if our total assets are less than 150% of our total borrowings and preferred stock.

Regulations governing our operation as a BDC affect our ability to, and the way in which we raise additional capital, which may expose us to risks, including the typical risks associated with leverage.

Our ability to grow our business requires a substantial amount of capital, which we may acquire from the following sources:

Senior Securities and Other Indebtedness

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the

1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% immediately after each issuance of senior securities.

This requirement of sustaining a 150% asset coverage ratio limits the amount that we may borrow. Because we will continue to need capital to grow our loan and investment portfolio, this limitation may prevent us from incurring debt. Further additional debt financing may not be available on favorable terms, if at all, or may be restricted by the terms of our debt facilities. If we are unable to incur additional debt, we may be required to raise additional equity at a time when it may be disadvantageous to do so.

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

Our ability to pay distributions or issue additional senior securities may be restricted if our asset coverage ratio is not at least 150%. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 48,990,575 shares are issued and outstanding as of February 25, 2020. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to distributions and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by our Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

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

In November 2019, the SEC proposed a rule regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions). If adopted as proposed, BDCs that use derivatives would be subject to a value-at-risk, or VaR, leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in the SEC’s proposal. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the BDC’s asset coverage ratio. Under the proposed rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these proposed requirements, if adopted, may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

We have purchased and may in the future purchase residual or subordinated interests in CLOs that are treated for U.S. federal income tax purposes as shares in a passive foreign investment company or PFIC. If we acquire investments in a PFIC (including equity tranche investments in CLOs that are PFICs), we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable distribution by us to our stockholders. Certain elections may be available to mitigate or eliminate such tax on excess distributions, but such elections (if available) will generally require us to recognize our share of the PFICs income for each year regardless of whether we receive any distributions from such PFICs. We must nonetheless distribute such income to maintain our tax treatment as a RIC.

If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation or CFC (including equity tranche investments in a CLO treated as CFC), we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains). If we are required to include such deemed distributions from a CFC in our income, we will be required to distribute such income to maintain our RIC tax treatment regardless of whether or not the CFC makes an actual distribution during such year.

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

Legislation commonly referred to as the Foreign Account Tax Compliance Act, or FATCA, imposes a withholding tax of 30% on payments of U.S. source interest and distributions to certain non-U.S. entities, including certain non-U.S. financial institutions and investment funds, unless such non-U.S. entity complies with certain reporting requirements regarding its U.S. account holders and its U.S. owners. While existing U.S. Treasury regulations would also require withholding on payments of the gross proceeds from the sale of any property that could produce U.S. source interest or dividends, the U.S. Treasury Department has indicated in subsequent proposed regulations its intent to eliminate this requirement. Most CLO vehicles in which we invest will be treated as non-U.S. financial entities for this purpose, and therefore will be required to comply with these reporting requirements to avoid the 30% withholding. If a CLO vehicle in which we invest fails to properly comply with these reporting requirements, it could reduce the amounts available to distribute to equity and junior debt holders in such CLO vehicle, which could materially and adversely affect our operating results and cash flows.

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

For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as original issue discount or OID, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. In addition, we may be required to accrue for U.S. federal income tax purposes amounts attributable to our investment in CLOs that may differ from the distributions received in respect of such investments. We also may be required to include in income certain other amounts that we will not receive in cash.

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

In addition, OID income for certain portfolio investments may or may not be included as a factor in the determination of the fair value of such investments.

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

Changes in the laws or regulations, or the interpretations of the laws and regulations, which govern BDCs, RICs or non-depository commercial lenders could significantly affect our operations and our cost of doing business. We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures, and other trade practices. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, then we may have to incur significant expenses in order to comply or we may have to restrict our operations. In addition, if we do not comply with applicable laws, regulations and decisions, then we may lose licenses needed for the conduct of our business and be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business results of operations or financial condition.

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

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets.

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

The occurrence of a disaster such as a cyber-attack against us or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, a terrorist attack or war, disease pandemics, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data.

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

Our portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.

The loans in our investment portfolio may be prepaid at any time, generally with little advance notice. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change, we do not know when, and if, prepayment may be possible for each portfolio company. In some cases, the prepayment of a loan may reduce our achievable yield if the capital returned cannot be invested in transactions with equal or greater expected yields, which could have a material adverse effect on our business, financial condition and results of operations.

The application of the risk retention rules to CLOs may have broader effects on the CLO and loan markets in general, potentially resulting in fewer or less desirable investment opportunities for the Company.

Section 941 of the Dodd-Frank Act added a provision to the Exchange Act requiring the seller, sponsor or securitizer of a securitization vehicle to retain no less than five percent of the credit risk in assets it sells into a securitization and prohibiting such securitizer from directly or indirectly hedging or otherwise transferring the retained credit risk. The responsible federal agencies adopted final rules implementing these restrictions on October 22, 2014 and the final rules became effective on December 24, 2016. Under the final rules, the asset manager of a CLO is considered the sponsor of a securitization vehicle and is required to retain five percent of the credit risk in the CLO, which may be retained horizontally in the equity tranche of the CLO or vertically as a five percent interest in each tranche of the securities issued by the CLO. Although the final rules contain an exemption from such requirements for the asset manager of a CLO if, among other things, the originator or lead arranger of all of the loans acquired by the CLO retain such risk at the asset level and, at origination of such asset, takes a loan tranche of at least 20% of the aggregate principal balance, it is possible that the originators and lead arrangers of loans in this market will not agree to assume this risk or provide such retention at origination of the asset in a manner that would provide meaningful relief from the risk retention requirements for CLO managers.

Collateral managers of “open market CLOs” are no longer required to comply with the U.S. risk retention rules at this time. On February 9, 2018, a three-judge panel of the United States Court of Appeals for the District of Columbia Circuit ruled that managers of so-called “open market CLOs” are not “securitizers” under Section 941 of the Dodd-Frank Act and, therefore, are not subject to the requirements of the U.S. risk retention rules. On April 5, 2018, the United States District Court for the District of Columbia entered an order implementing the D.C. Circuit ruling and thereby vacated the U.S. Risk Retention Rules insofar as they apply to CLO managers of “open market CLOs”.

It is possible that some collateral managers of open market CLOs will decide to dispose of the notes constituting the “eligible vertical interest” or “eligible horizontal interest” they were previously required to retain, or decide to take other action with respect to such notes that is not otherwise permitted by the U.S. risk retention rules. As a result of this decision, certain CLO managers of “open market CLOs” will no longer be required to comply with the U.S. risk retention rules solely because of their roles as managers of “open market CLOs”, and there may be no “sponsor” of such securitization transactions and no party may be required to acquire and retain an economic interest in the credit risk of the securitized assets of such transactions.

There can be no assurance or representation that any of the transactions, structures or arrangements currently under consideration by or currently used by CLO market participants will comply with the U.S. risk retention rules to the extent such rules are reinstated or otherwise become applicable to open market CLOs. The ultimate impact of the U.S. risk retention rules on the loan securitization market and the leveraged loan market generally remains uncertain, and any negative impact on secondary market liquidity for securities comprising a CLO may be experienced due to the effects of the U.S. risk retention rules on market expectations or uncertainty, the relative appeal of other investments not impacted by the U.S. risk retention rules and other factors.

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

Our investments in CLO vehicles are riskier and less transparent than direct investments in portfolio companies and our investments in warehouse facilities are subject to greater risks compared to our other investments.

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

In addition, our investments in warehouse facilities are short term investments and therefore may be subject to a greater risk relating to market conditions and economic recession or downturns.

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

As a BDC, we may not acquire equity and junior debt investments in CLO vehicles unless, at the time of such acquisition, at least 70% of our total assets are “qualifying assets.” CLO vehicles that we invest in are typically very highly levered, and therefore, the junior debt and equity tranches that we invest in are subject to a higher degree of risk of total loss. As of December 31, 2019, the CLO vehicles in which we were invested had average leverage of 9.8 times and ranged from approximately 4.6 times to 13.3 times levered. In particular, investors in CLO vehicles indirectly bear risks of the underlying debt investments held by such CLO vehicles. We will generally have the right to receive payments only from the CLO vehicles, and will generally not have direct rights against the underlying borrowers or the entity that sponsored the CLO vehicle. While the CLO vehicles we have and continue to target generally enable the investor to acquire interests in a pool of leveraged corporate loans without the expenses associated with directly holding the same investments, we will generally pay a proportionate share of the CLO vehicles’ administrative and other expenses. Although it is difficult to predict whether the prices of indices and securities underlying CLO vehicles will rise or fall, these prices (and, therefore, the prices of the CLO vehicles) will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally. The failure by a CLO vehicle in which we invest to satisfy certain financial covenants, specifically those with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event that a CLO vehicle failed those tests, holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting CLO vehicle or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.

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

•        loss of a major funding source; or

•        departures of key personnel.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against such company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business. Refer to “Risks relating to our business and structure — Our business and operation could be negatively affected if we become subject to any additional securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of our investment strategy and impact our stock price.”

Our shares of common stock have traded at a discount from net asset value and may do so in the future.

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. Our common stock traded below our net asset value per share during some periods from 2010 through 2019. Our common stock could trade at a discount to net asset value at any time in the future. The possibility that our shares of common stock may trade at a discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted. Our net asset value may also decline over time if our principal recovery with respect to CLO equity investments is less than the price that we paid for those investments.

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

In the event we issue subscription rights or warrants to purchase shares of our common stock, stockholders who do not fully exercise their rights or warrants should expect that they will, at the completion of the offer, own a smaller proportional interest in us than would otherwise be the case if they fully exercised their rights or warrants. We cannot state precisely the amount of any such dilution in share ownership because we do not know at this time what proportion of the shares will be purchased as a result of the offer.

In addition, if the subscription price is less than our net asset value per share, then our stockholders would experience an immediate dilution of the aggregate net asset value of their shares as a result of the offer. The amount of any decrease in net asset value is not predictable because it is not known at this time what the subscription price, warrant exercise price or net asset value per share will be on the expiration date of such rights offering or what proportion of the shares will be purchased as a result of the offer. Such dilution could be substantial.

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

Each year, the U.S. Congress must pass all spending bills in the federal budget. If any such spending bill is not timely passed, a government shutdown will close many federally run operations, which includes those of the SEC, and halt work for federal employees unless they are considered essential or such work is separately funded by industry. If a government shutdown was to occur, and the SEC were to remain closed for a prolonged period of time, we may not be able to conduct a securities offering. Our ability to raise additional capital through the sale of securities could be materially affected by any prolonged government shutdown.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “OXSQ.” The last reported sale price for our common stock on the NASDAQ Global Select Market on February 25, 2020 was $5.41 per share. As of February 25, 2020, we had 145 stockholders of record.

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

A written statement identifying the nature of our distributions for tax reporting purposes was posted on our website. The final determination of the nature of distribution can only be made upon the filing of our tax return. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of RIC tax treatment. We cannot assure stockholders that they will receive any distributions.

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

Recent Sales of Unregistered Securities

We did not engage in unregistered sales of equity securities during the year ended December 31, 2019, however, we issued a total of 23,225 shares of common stock under our distribution reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value for the shares of common stock issued under the distribution reinvestment plan was $147,827. Also, during the year ended December 31, 2019, as part of our distribution reinvestment plan for our common stockholders, our distribution reinvestment administrator purchased 120,368 shares of our common stock for $0.7 million in the open market to satisfy the reinvestment portion of our distribution.

Issuer Purchases of Equity Securities

During the year ended December 31, 2019, no common stock was repurchased.

Performance Graph

This graph compares the cumulative stockholder return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Financial 100, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period from December 31, 2014 through December 31, 2019. The graph assumes that, on December 31, 2014, a person invested $100 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Financial 100, which includes the 100 largest domestic and international financial organizations listed on the NASDAQ Stock Market based on market capitalization. The NASDAQ Financial 100 contains banks and savings institutions and related holding companies, insurance companies, broker-dealers, investment companies and financial services organizations.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
12/14
12/15
12/16
12/17
12/18
12/19
Oxford Square Capital Corp.
NASDAQ Composite
NASDAQ Financial 100

*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Item 6. Selected Financial and Other Data

The following selected financial data for the years ended December 31, 2019, 2018, 2017, 2016, and 2015 is derived from our consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Other data included below is unaudited. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

($ in millions, except share data)	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Total Investment Income	$62.7	$56.3	$61.4	$69.3	$87.5
Total Expenses	$24.2	$22.8	$30.7	$42.5	$47.8
Net Investment Income	$38.5	$33.5	$30.7	$26.8	$39.6
Net (Decrease) Increase in Net Assets Resulting from Operations	$(32.8)	$(9.2)	$43.6	$110.4	$(66.1)
Per Share Data:
Net Increase in Net Assets Resulting from Net Investment Income per common share (Basic and Diluted)(1)	$0.81	$0.67	$0.60	$0.52	$0.66
Net (Decrease) Increase in Net Assets Resulting from Operations per common share (Basic)	$(0.69)	$(0.19)	$0.85	$2.13	$(1.11)
Net (Decrease) Increase in Net Assets Resulting from Operations per common share (Diluted)(1)	$(0.69)	$(0.19)	$0.83	$1.90	$(1.11)
Distributions Declared per Share	$0.80	$0.80	$0.80	$1.16	$1.14
Balance Sheet Data:
Total Assets	$385.3	$467.1	$454.1	$612.5	$718.3
Total Long Term Debt	$134.4	$148.2	$62.3	$220.0	$347.7
Total Net Assets	$248.0	$314.7	$388.4	$386.0	$360.9
Other Data:
Number of Portfolio Companies at Period End	48	50	51	60	72
Purchases of Securities	$54.8	$244.6	$208.8	$171.6	$234.8
Debt Repayments	$43.9	$131.5	$189.2	$115.2	$224.2
Proceeds from Sales of Securities	$15.9	$25.9	$171.4	$176.8	$196.2
Reductions to CLO Equity Cost Value	$12.8 (5)	$18.8 (6)	$37.1 (7)	$34.2 (8)	$41.6 (9)
Total Return Based on Market Value(2)	(4.14)%	26.95%	(2.01)%	33.29%	(4.35)%
Total Return Based on Net Asset Value(3)	(10.26)%	(1.99)%	11.33%	35.31%	(12.73)%
Weighted Average Yield on Debt Investments at Period End(4)	9.1%	9.7%	9.7%	8.3%	7.1%

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

(2)      Total return based on market value equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value per share, assuming distribution reinvestment at prices obtained under our distribution reinvestment plan, excluding any discounts.

(3)      Total return based on net asset value equals the increase or decrease of ending net asset value over beginning net asset value, plus distributions, divided by the beginning net asset value.

(4)      Weighted average yield calculation includes the impact of any loans on non-accrual status as of the year end.

(5)      Reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $38.0 million and the effective yield interest income of approximately $25.2 million.

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

(9)      Reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $76.5 million and the effective yield interest income of approximately $34.9 million.

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

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant. We invest in both fixed and variable interest rate structures. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of December 31, 2019, our debt investments had stated interest rates of between 5.19% and 12.56% and maturity dates of between 17 and 139 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 9.1%.

The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average yield was computed using the effective interest rates as of December 31, 2019, including accretion of original issue discount (“OID”) and excluding any debt investments on non-accrual status. There can be no assurance that the weighted average yield will remain at its current level.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $364.8 million and $445.0 million as of December 31, 2019 and December 31, 2018, respectively. The decrease in the value of investments during the year ended December 31, 2019 was due primarily to a net change in unrealized depreciation on our investment portfolio of approximately $69.5 million (which incorporates reductions to CLO equity cost value of $12.8 million), debt repayments and sales of securities totaling approximately $59.8 million, partially offset by purchases of investments of approximately $54.8 million. Refer to the table below, which reconciles the investment portfolio for the year ended December 31, 2019 and the year ended December 31, 2018.

A reconciliation of the investment portfolio for the years ended December 31, 2019 and 2018 follows:

($ in millions)	December 31, 2019	December 31, 2018
Beginning investment portfolio	$445.0	$418.4
Portfolio investments acquired	54.8	244.6
Debt repayments	(43.9)	(131.5)
Sales of securities	(15.9)	(25.9)
Reductions to CLO equity cost value(1)	(12.8)	(18.8)
Non-cash interest and dividend income due to PIK	8.0	0.3
Accretion of discounts on investments	0.8	0.6
Net change in unrealized appreciation/depreciation on investments	(69.5)	(39.3)
Net realized losses on investments	(1.7)	(3.4)
Ending investment portfolio	$364.8	$445.0

____________

(1)      For the year ended December 31, 2019, reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, for the year ended December 31, 2019, of approximately $38.0 million and the effective yield interest income of approximately $25.2 million. For the year ended December 31, 2018, reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, for the year ended December 31, 2018, of approximately $46.6 million and the effective yield interest income of approximately $27.8 million.

During the year ended December 31, 2019, we purchased approximately $54.8 million in portfolio investments, including additional investments of approximately $14.3 million in existing portfolio companies and approximately $40.4 million in new portfolio companies. For the year ended December 31, 2018, we purchased approximately $244.6 million in portfolio investments, including additional investments of approximately $90.3 million in existing portfolio companies and approximately $154.3 million in new portfolio companies.

In certain instances, we receive payments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

For the years ended December 31, 2019 and December 31, 2018, we had approximately $43.9 million and approximately $131.5 million, respectively, of loan principal repayments. The repayments during the year ended December 31, 2019 were as follows ($ in millions):

Portfolio Company	2019 Repayments
Help/Systems Holdings, Inc.	$19.5
Amerilife Group, LLC	15.0
Verifone Systems, Inc.	8.1
Premiere Global Services, Inc.	0.4
Capstone Logistics Acquisition, Inc.	0.3
Net all other	0.6
Total repayments	$43.9

Portfolio activity also reflects sales of securities in the amounts of approximately $15.9 million and approximately $25.9 million for the years ended December 31, 2019 and 2018, respectively. The sales during the year ended December 31, 2019 were as follows ($ in millions):

Portfolio Company	2019 Sales
Merrill Communications, LLC	$4.9
Steele Creek CLO 2014-1, Ltd.	3.5
Global Tel Link Corp.	3.0
Scribe America Intermediate Holdco, LLC	2.5
Carlyle Global Market Strategies CLO 2013-2, Ltd.	1.9
Net all other	0.1
Total sales	$15.9

As of December 31, 2019, we had investments in debt securities of, or loans to, 21 portfolio companies, with a fair value of approximately $241.4 million, and equity investments of approximately $123.4 million. Our debt and preferred stock investments included approximately $8.0 million in PIK interest/dividends, which, as described in “— Overview” above, is added to the carrying value of our investments, reduced by repayments of principal. As of December 31, 2018, we had investments in debt securities of, or loans to, 22 portfolio companies, with a fair value of approximately $283.7 million, and equity investments of approximately $161.3 million. Our debt investments included approximately $0.3 million in accrued PIK interest, which, as described in “— Overview” above, is added to the carrying value of our investments, reduced by repayments of principal.

The following table indicates the quarterly portfolio investment activity for the years ended December 31, 2019 and 2018:

($ in millions)	Purchases of Securities	Debt Repayments	Reductions to CLO Equity Cost(1)	Sales of Securities
Quarter ended
December 31, 2019	$3.9	$19.7	$5.5	$—
September 30, 2019	—	0.2	3.2	4.9
June 30, 2019	46.4	23.5	2.6	7.4
March 31, 2019	4.4	0.4	1.4	3.6
Total(2)	$54.8	$43.9	$12.8	$15.9

December 31, 2018	$39.2	$38.9	$7.9	$10.5
September 30, 2018	91.8	24.1	1.2	12.1
June 30, 2018	88.8	43.7	5.8	0.2
March 31, 2018	24.7	24.9	3.9	3.1
Total(2)	$244.6	$131.5	$18.8	$25.9

____________

(1)      Represents reductions to CLO equity cost value (representing distributions received, or entitled to be received, in excess of effective yield interest income).

(2)      Totals may not sum due to rounding.

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2019 and 2018:

	2019		2018
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$240.5	65.9%	$282.7	63.5%
CLO Debt	0.8	0.2%	0.9	0.2%
CLO Equity	120.6	33.1%	146.8	33.0%
Equity and Other Investments	2.8	0.8%	14.5	3.3%
Total(1)	$364.8	100.0%	$445.0	100.0%

____________

(1)      Totals may not sum due to rounding.

Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2019, we held qualifying assets that represented 68.4% of the total assets. No additional non-qualifying assets were acquired during the periods when qualifying assets were less than 70% of the total assets.

The following table shows our portfolio of investments by industry at fair value, in millions, as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	($ in millions)		($ in millions)
Structured finance(1)	$121.4	33.3%	$147.8	33.2%
Healthcare	59.6	16.3%	46.9	10.5%
Business services	59.3	16.3%	85.5	19.2%
Software	40.2	11.0%	59.0	13.3%
Financial intermediaries	21.2	5.8%	16.8	3.8%
Telecommunication services	14.5	4.0%	19.4	4.4%
Logistics	12.7	3.5%	13.0	2.9%
Utilities	12.2	3.3%	12.3	2.8%
Diversified insurance	9.9	2.7%	14.7	3.3%
Education	5.6	1.5%	4.9	1.1%
Aerospace and defense	5.4	1.5%	5.3	1.2%
IT consulting	2.8	0.8%	14.5	3.2%
Printing and publishing	—	—%	4.8	1.1%
Total(2)	$364.8	100.0%	$445.0	100.0%

____________

(1)      Reflects our debt and equity investments in CLOs as of December 31, 2019 and December 31, 2018, respectively.

(2)      Totals may not sum due to rounding.

The following tables present the top ten industries (based upon Moody’s industry classifications) of the aggregate holdings of the CLOs included in our portfolio, based on par value, as of December 31, 2019 and December 31, 2018.

Top Ten Industries	December 31, 2019	December 31, 2018
Healthcare & Pharmaceuticals	9.8%	8.4%
Banking, Finance, Insurance & Real Estate	8.9%	8.3%
High Tech Industries	8.4%	8.9%
Business Services	7.9%	8.2%
Hotel, Gaming, and Leisure	5.2%	5.7%
Telecommunications	4.9%	5.8%
Media: Broadcasting and Subscription	4.4%	3.4%
Chemicals, Plastics, and Rubber	4.3%	3.7%
Beverage, Food & Tobacco	4.1%	4.2%
Retail	3.9%	4.7%
Total	61.8%	61.3%

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. Equity securities are not graded. As of December 31, 2019 and 2018 our portfolio had a weighted average grade of 2.2 and 2.1, respectively, based upon the fair value of the debt investments in the portfolio.

At December 31, 2019 and 2018, our debt investment portfolio was graded as follows:

($ in millions)		December 31, 2019
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	206.6	75.3%	200.5	83.1%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	42.5	15.5%	35.1	14.5%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	10.2	3.7%	3.6	1.5%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	15.0	5.5%	2.3	0.9%
	Total(1)	$274.2	100.0%	$241.4	100.0%

____________

(1)      Totals may not sum due to rounding.

($ in millions)		December 31, 2018
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	260.8	87.8%	253.6	89.4%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	36.2	12.2%	30.0	10.6%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	—	—%	—	—%
	Total(1)	$297.0	100.0%	$283.7	100.0%

____________

(1)      Totals may not sum due to rounding.

We expect that a portion of our investments will be in the Grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in Grade 3, 4 or 5 may fluctuate from year to year.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the years ended December 31, 2019 and 2018. For information regarding results of operations for the year ended December 31, 2017, refer to Part II Item 7 in our Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 28, 2019, which is incorporated by reference herein.

Investment Income

The following tables set forth the components of investment income for the years ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Interest Income
Stated interest income	$26,701,382	$24,403,191
Original issue discount and market discount income	819,595	613,073
Non-cash interest income due to PIK	271,642	290,600
Discount income derived from unscheduled remittances at par	207,664	148,599
Total interest income	28,000,283	25,455,463
Income from securitization vehicles and investments	25,244,866	27,837,032
Non-cash dividend income due to PIK	7,710,805	—
Other income
Fee letters	884,493	664,061
Loan prepayment and bond call fees	315,000	1,130,741
All other fees	494,941	1,189,971
Total other income	1,694,434	2,984,773
Total investment income	$62,650,388	$56,277,268

Total investment income for the year ended December 31, 2019 increased by approximately $6.4 million compared to December 31, 2018. This increase was largely the result of an increase in income from non-cash interest and dividend income due to PIK of $7.7 million as a result of the recognition of cumulative preferred stock dividend income PIK in 2019. Additionally, other income declined by approximately $1.3 million which is due to lower fees from loan prepayments.

The total principal outstanding on income producing debt investments as of December 31, 2019 and December 31, 2018 was approximately $249.0 million and $297.0 million, respectively. As of December 31, 2019, our debt investments had stated interest rates of between 5.19% and 12.56% and maturity dates of between 17 and 139 months. As of December 31, 2018, our debt investments had stated interest rates of between 5.89% and 13.04% and maturity dates of between 29 and 151 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 9.1% compared to a weighted average yield on debt investments of 9.7% as of December 31, 2018.

Operating Expenses

The following tables set forth the components of operating expenses for the years ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Interest expense	$9,901,426	$7,181,009
Base management fees	6,704,467	7,309,435
Professional fees	1,454,942	1,227,296
Compensation expense	832,256	907,995
Director’s fees	417,500	441,501
Insurance	281,146	247,178
Transfer agent and custodian fees	239,323	227,381
General and administrative	829,476	644,104
Net Investment Income Incentive Fees	3,511,493	4,585,151
Total operating expenses	$24,172,029	$22,771,050

Total operating expenses for the year ended December 31, 2019 increased by approximately $1.4 million compared to the year ended December 31, 2018. The increase in 2019 is attributable primarily to higher interest expense offset by lower Net Investment Income Incentive Fees.

Interest expense increased by approximately $2.7 million in 2019 compared to 2018. The increase in 2019 was a result of entering into the 6.25% Unsecured Notes, partially offset by partial repayments of the Credit Facility. The aggregate accrued interest which remained payable as of December 31, 2019 and 2018 was approximately $0.6 million and $0.5 million, respectively.

The base management fee decreased approximately $0.6 million in 2019 compared to the prior year due to lower average adjusted gross assets in 2019. The base management fees which remained payable to Oxford Square Management as of December 31, 2019 and 2018 was approximately $1.5 million and $2.1 million, respectively.

Professional fees, consisting of legal, valuation, compliance, audit and tax fees, increased approximately $0.2 million in 2019 compared to the prior year due primarily to higher audit fees.

Compensation expense reflects the allocation of compensation expenses for the services of our Chief Financial Officer, accounting personnel, and other administrative support staff. The decrease in 2019 was largely the result of staffing changes during these periods. As of December 31, 2019 and 2018, no compensation expenses remained payable for each respective date.

General and administrative expenses consist primarily of listing fees, office supplies, facilities costs and other miscellaneous expenses, increased by approximately $0.2 million in 2019. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

The Net Investment Income Incentive Fee decreased by approximately $1.1 million in 2019 compared to 2018. The decrease in 2019 was a result of the Net Investment Income Incentive Fee being reduced due to the total return requirement. The Net Investment Income Incentive Fee is calculated and payable quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter exceeds (y) the “Preferred Return Amount” for the calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement with Oxford Funds, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Refer to “Note 7. Related Party Transactions” in the notes to our consolidated financial statements.

The Capital Gains Incentive Fee expense, as reported under GAAP, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the years ended December 31, 2019 and 2018, no accrual was required as a result of the impact of accumulated net unrealized depreciation and net realized losses on our portfolio.

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

Realized and Unrealized Gains/Losses on Investments

For the year ended December 31, 2019, we recognized net realized losses on investments of approximately $1.7 million, which primarily represents the losses from the sale of several CLO equity investments.

For the year ended December 31, 2019, our net change in unrealized depreciation was approximately $69.5 million, composed of approximately $5.1 million in gross unrealized appreciation, approximately $77.0 million in gross unrealized depreciation and approximately $2.4 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $12.8 million as a result of reductions to the cost value of our CLO equity investments under the effective yield accounting methodology, whereby the cost value of the respective investments are reduced by the excess of actual cash received and record date distributions to be received over the calculated income using the effective yield method.

The components of the net change in unrealized appreciation/depreciation during the year ended December 31, 2019 were as follows ($ in millions):

Portfolio Company	Changes in unrealized appreciation/ (depreciation)
Unitek Global Services, Inc.	$(19.4)
Sound Point CLO XVI, Ltd.	(13.3)
Imagine! Print Solutions, LLC	(11.1)
Premiere Global Services, Inc.	(7.6)
Telos CLO 2014-5, Ltd.	(6.3)
Nassau 2019-I CLO, Ltd.	(3.3)
Zais CLO 6, Ltd.	(2.5)
Telos CLO 2013-4, Ltd.	(2.4)
Global Tel-Link Corporation	(2.0)
KVK CLO 2013-2, Ltd.	1.5
Net all other	(3.1)
Total	$(69.5)

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

The components of the net change in unrealized appreciation/depreciation during the year ended December 31, 2018 were as follows ($ in millions):

Portfolio Company	Changes in unrealized appreciation/ (depreciation)
Catamaran CLO 2012-1 Ltd.	$5.0
Ares XXVI CLO Ltd.	2.0
Jamestown CLO V Ltd.	2.0
Telos CLO 2013-3, Ltd.	(2.7)
Telos CLO 2014-5, Ltd.	(2.7)
AMMC CLO XII, Ltd.	(3.0)
Vibrant CLO V, Ltd.	(3.2)
Cedar Funding II CLO, Ltd.	(4.2)
Premiere Global Services, Inc.	(4.3)
Sound Point CLO XVI, Ltd.	(4.8)
Net all other	(23.4)
Total	$(39.3)

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the year ended December 31, 2019 was approximately $38.5 million, compared to $33.5 million for the year ended December 31, 2018. The change was primary the result of higher total investment income, as discussed above. For the year ended December 31, 2019, the net increase in net assets resulting from net investment income per common share was $0.81 (basic and diluted), compared to $0.67 per share (basic and diluted) for the year ended December 31, 2018, based on the weighted average common shares outstanding for the respective period.

Net Decrease in Net Assets Resulting from Operations

Net decrease in net assets resulting from operations for the year ended December 31, 2019 was approximately $32.8 million, compared to a net decrease of $9.2 million for year ended December 31, 2018. These changes were largely due to a net change in unrealized depreciation, as discussed above. For the year ended December 31, 2019, the net decrease in net assets resulting from operations per common share was $0.69 (basic and diluted), compared to a net decrease in net assets per common share of $0.19 (basic and diluted) for the year ended December 31, 2018, based on the weighted average common shares outstanding for the respective period.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2019, cash, cash equivalents and restricted cash decreased from approximately $17.1 million at the beginning of the period to approximately $16.5 million at the end of the period. Net cash provided by operating activities for the year ended December 31, 2019, consisting primarily of the items described in “— Results of Operations,” was approximately $47.8 million, largely reflecting repayments of principal of approximately $43.9 million and proceeds from the sale of investments of approximately $15.9 million, partially offset by purchases of new investments of approximately $54.8 million. During the year ended December 31, 2019, net cash used in financing activities was approximately $48.4 million, reflecting the payment of distributions of approximately $38.2 million, partial repayment of the Credit Facility of approximately $57.6 million, partially offset by the net proceeds from issuance of the 6.25% Unsecured Notes of approximately $44.8 million.

Contractual Obligations

We have certain obligations with respect to the investment advisory and administration services we receive. Refer to “— Overview”. We incurred approximately $6.7 million for base management fees, approximately $3.5 million for Net Investment Income Incentive Fees, and approximately $1.9 million for administrative services for the year ended December 31, 2019. Refer to “Note 7. Related Party Transactions” in the notes to our consolidated financial statements.

A summary of our significant contractual payment obligations is as follows as of December 31, 2019. Refer to “Note 5. Borrowings” in the notes to our consolidated financial statements.

Contractual obligations (in millions)	Principal Amount	Payments Due by Period
		Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
6.50% Unsecured Notes	$64.4	$—	$—	$64.4	$—
Credit Facility	28.1	28.1	—	—	—
6.25% Unsecured Notes	44.8	—	—	—	44.8
	$137.3	$28.1	$—	$64.4	$44.8

Off-Balance Sheet Arrangements

As of December 31, 2019, the Company did not have any commitments to purchase additional debt investments.

On October 18, 2019, the Company entered into a $10 million repurchase transaction facility (the “Repo Facility”) with Nomura Securities International, Inc. (“Nomura”). Pursuant to the Master Repurchase Agreement (“MRA”) and a transaction facility confirmation, the Company may sell securities to Nomura from time to time with a corresponding repurchase obligation at an agreed-upon price 30 to 60 days after the sale date (“Reverse Repo”). The Repo Facility has a funding cost of 1-month LIBOR plus 2.05% per annum for each Reverse Repo transaction and is subject to a facility fee of 0.85% per annum on the full $10 million facility amount. The Repo Facility expires on October 18, 2020, subject to optional termination or extension that is mutually agreed. The Company accounts for these Reverse Repo transactions as secured financings for financial reporting purposes in accordance with GAAP. As of December 31, 2019, there was no outstanding principal, or securities sold under the Repo Facility. The Company accrued approximately $18,000 in undrawn fees as of December 31, 2019, which is classified as interest expense on the Statement of Operations.

Share Issuance and Repurchase Programs

On August 1, 2019, the Company entered into an Equity Distribution Agreement with Ladenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $150.0 million of the Company’s common stock through an At-the-Market (“ATM”) offering. The Company sold a total of 774,803 shares of common stock pursuant to the ATM during the year ended December 31, 2019. The total amount of capital raised under the ATM during the year ended December 31, 2019 was approximately $4.4 million.

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

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% immediately after such borrowing. As of December 31, 2019, the Company’s asset coverage for borrowed amounts was approximately 279%.

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

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of December 31, 2019 and December 31, 2018. The fair value of the 6.50% Unsecured Notes and 6.25% Unsecured Notes are based upon the closing price on the last day of the period. The 6.50% Unsecured Notes and 6.25% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQL” and “OXSQZ”, respectively). The fair value of the Credit Facility represents the par amount.

	As of
	December 31, 2019			December 31, 2018
($ in millions)	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
6.50% Unsecured Notes	$64.4	$63.0	$65.6	$64.4	$62.7	$64.4
Credit Facility	28.1	28.1	28.1	85.7	85.5	85.7
6.25% Unsecured Notes	44.8	43.3	45.6	—	—	—
Total(1)	$137.3	$134.4	$139.3	$150.0	$148.2	$150.0

____________

(1)      Totals may not sum due to rounding.

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of December 31, 2019 were 5.94% and 4.2 years, respectively, and as of December 31, 2018 were 5.64% and 3.1 years, respectively. The aggregate accrued interest which remained payable at December 31, 2019 and 2018, was approximately $0.6 million and $0.5 million, respectively.

The table below summarizes the components of interest expense for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
Credit Facility	$3,043.3	$74.1	$3,117.4
6.25% Unsecured Notes	2,084.0	173.5	2,257.5
6.50% Unsecured Notes	4,184.1	324.7	4,508.8
Repo Facility	17.7	—	17.7
Total	$9,329.1	$572.3	$9,901.4
	Year Ended December 31, 2018
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
Credit Facility	$2,618.2	$54.0	$2,672.2
6.50% Unsecured Notes	4,184.1	324.7	4,508.8
Total	$6,802.3	$378.7	$7,181.0

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

The following table reflects the cash distributions, including distributions reinvested, if any, per share that we have paid on our common stock since the beginning of the 2017 fiscal year through 2019:

Date Declared	Record Date	Payment Date	Total Distributions		GAAP Net Investment Income			Distributions in excess of/ (less than) GAAP net investment income
Fiscal 2019(4)
July 25, 2019	December 18, 2019	December 31, 2019	$0.067		$	N/A		$—
July 25, 2019	November 15, 2019	November 29, 2019	0.067			N/A		—
July 25, 2019	October 21, 2019	October 31, 2019	0.067			N/A		—
Total (Fourth Quarter 2019)			0.201			0.18		0.02

April 23, 2019	September 23, 2019	September 30, 2019	0.067			N/A		—
April 23, 2019	August 23, 2019	August 30, 2019	0.067			N/A		—
April 23, 2019	July 24, 2019	July 31, 2019	0.067			N/A		—
Total (Third Quarter 2019)			0.201			0.19		0.01

February 22, 2019	June 21, 2019	June 28, 2019	0.067			N/A		—
February 22, 2019	May 24, 2019	May 31, 2019	0.067			N/A		—
February 22, 2019	April 23, 2019	April 30, 2019	0.067			N/A		—
Total (Second Quarter 2019)			0.201			0.27		(0.07)

February 22, 2019	March 15, 2019	March 29, 2019	0.200			0.18		0.02
Total (First Quarter 2019)			0.200			0.18		0.02
Total (2019)			$0.803	(1)		$0.81	(5)	$(0.01	)(5)

Fiscal 2018
October 26, 2018	December 17, 2018	December 31, 2018	$0.20			$0.18		$0.02
July 26, 2018	September 14, 2018	September 28, 2018	0.20			0.18		0.02
April 24, 2018	June 15, 2018	June 29, 2018	0.20			0.15		0.05
February 22, 2018	March 16, 2018	March 30, 2018	0.20			0.17		0.03
Total (2018)			$0.80	(2)		$0.67	(5)	$0.13	(5)

Fiscal 2017
October 27, 2017	December 15, 2017	December 29, 2017	$0.20			$0.15		$0.05
February 27, 2017	September 15, 2017	September 29, 2017	0.20			0.13		0.07
February 27, 2017	June 16, 2017	June 30, 2017	0.20			0.16		0.04
February 27, 2017	March 16, 2017	March 31, 2017	0.20			0.16		0.04
Total (2017)			$0.80	(3)		$0.60		$0.20

____________

(1)      The tax characterization of cash distributions for the year ended December 31, 2019 will not be known until the tax return for such year is finalized. For the year ended December 31, 2019, the amounts and sources of distributions reported are only estimates and are not being provided for U.S. tax reporting purposes. The final determination of the source of all distributions in 2019 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

(2)      Cash distributions for the year ended December 31, 2018 includes a tax return of capital of approximately $0.26 per share for tax purposes.

(3)      Cash distributions for the year ended December 31, 2017 includes a tax return of capital of approximately $0.50 per share for tax purposes.

(4)      Beginning February 22, 2019, the Board began to declare monthly distributions in lieu of quarterly distributions.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. We consider the attributes of current market conditions on an on-going basis and have determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, almost all of our investments are based upon “Level 3” inputs as of December 31, 2019.

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

The term “Bilateral investments” means debt and equity investments directly negotiated between the Company and a portfolio company, but excludes syndicated loans (i.e., corporate loans arranged by an agent on behalf of a company, portions of which are held by multiple investors in addition to OXSQ).

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

RECENT DEVELOPMENTS

The following distributions payable to stockholders are shown below:

Per Share Distribution Amount Declared	Record Dates	Payable Dates
$0.067	January 17, 2020	January 31, 2020
$0.067	February 14, 2020	February 28, 2020
$0.067	March 17, 2020	March 31, 2020
$0.067	April 15, 2020	April 30, 2020
$0.067	May 14, 2020	May 29, 2020
$0.067	June 15, 2020	June 30, 2020

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2019, all debt investments in our portfolio were at variable rates, representing approximately $274.2 million in principal debt. As of December 31, 2019, all except two of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2019, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates for our settled investments (considering interest rate floors for floating rate instruments), excluding CLO equity investments. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2019. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2019, and are only adjusted for assumed changes in the underlying base interest rates. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

($ in thousands)	Estimated Percentage change in Investment Income
Up 100 basis points	4.6%
Up 200 basis points	9.3%
Up 300 basis points	13.9%
Down 25 basis points	(1.2)%

Item 8. Consolidated Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2019 based on the criteria in Internal Control — Integrated Framework issued by COSO. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, as stated in its report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Oxford Square Capital Corp.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Oxford Square Capital Corp. and its subsidiaries (the “Company”) as of December 31, 2019 and December 31, 2018, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the accompanying index appearing under item 15 (c) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and December 31, 2018, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2019 and December 31, 2018 by correspondence with the custodians and transfer agent. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 26, 2020

We have served as the Company’s auditor since 2003.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2019	December 31, 2018
ASSETS
Non-affiliated/non-control investments (cost: $467,828,907 and $486,232,755, respectively)	$361,985,203	$430,496,633
Affiliated investments (cost: $16,836,822 and $9,126,017, respectively)	2,816,790	14,492,197
Cash equivalents	14,410,486	13,905,059
Restricted cash	2,050,452	3,175,805
Interest and distributions receivable	3,480,036	4,682,735
Other assets	523,626	392,784
Total assets	$385,266,593	$467,145,213
LIABILITIES
Notes payable – 6.50% Unsecured Notes, net of deferred issuance costs	$62,989,567	$62,664,863
Notes payable – 6.25% Unsecured Notes, net of deferred issuance costs	43,313,872	—
Notes payable – Credit Facility, net of deferred issuance costs	28,080,550	85,522,569
Base management fee and net investment income incentive fee payable to affiliate	1,480,653	3,227,456
Accrued interest payable	632,235	488,608
Accrued expenses	771,174	517,470
Total liabilities	137,268,051	152,420,966
COMMITMENTS AND CONTINGENCIES (Note 9)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized; 48,448,987 and 47,650,959 shares issued and outstanding, respectively	484,489	476,509
Capital in excess of par value	451,839,302	456,970,560
Total distributable earnings/(accumulated losses)	(204,325,249)	(142,722,822)
Total net assets	247,998,542	314,724,247
Total liabilities and net assets	$385,266,593	$467,145,213
Net asset value per common share	$5.12	$6.60

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2019

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes
Aerospace and Defense
Novetta, LLC
first lien senior secured notes, 6.80% (LIBOR + 5.00%), (1.00% floor) due October 16, 2022(4)(5)(6)(15)(21)	$5,471,630	$5,425,506	$5,366,301
Total Aerospace and Defense		$5,425,506	$5,366,301	2.2%

Business Services
Access CIG, LLC
first lien senior secured notes, 5.44% (LIBOR + 3.75%), (0.00% floor) due February 27, 2025(4)(5)(6)(14)(15)(21)	$491,254	$491,254	$490,232
second lien senior secured notes, 9.44% (LIBOR + 7.75%), (0.00% floor) due February 27, 2026(4)(5)(14)(15)(21)	16,754,000	16,845,453	16,628,345

Convergint Technologies, LLC
second lien senior secured notes, 8.55% (LIBOR + 6.75%), (0.75% floor) due February 2, 2026(4)(5)(15)(21)	1,500,000	1,493,025	1,440,000

Imagine! Print Solutions
second lien senior secured notes, 10.55% (LIBOR + 8.75%), (1.00% floor) due June 21, 2023(4)(5)(15)(17)(21)	15,000,000	14,861,877	2,250,000

OMNIA Partners, Inc.
first lien senior secured notes, 5.69% (LIBOR + 3.75%), (0.00% floor) due May 23, 2025(4)(5)(6)(14)(16)(21)	5,910,081	5,910,627	5,910,081
second lien senior secured notes, 9.44% (LIBOR + 7.50%), (0.00% floor) due May 22, 2026(4)(5)(14)(16)(21)	14,000,000	13,940,539	13,720,000

Premiere Global Services, Inc.
first lien senior secured notes, 8.40% (LIBOR + 6.50%), (1.00% floor) due June 8, 2023(4)(5)(6)(16)	14,306,068	13,664,567	8,490,651
second lien senior secured notes, 0.50% Cash, 10.98% PIK (LIBOR + 9.00%) (1.00% floor) due June 6, 2024(3)(4)(5)(16)(17)	10,232,132	9,817,795	3,581,246

Verifone Systems, Inc.
first lien senior secured notes, 5.90% (LIBOR + 4.00%), (0.00% floor) due August 20, 2025(4)(5)(6)(16)(21)	6,930,000	6,900,223	6,826,050
Total Business Services		$83,925,360	$59,336,605	23.9%

Diversified Insurance
AmeriLife Group LLC
second lien senior secured notes, 10.80% (LIBOR + 9.00%), (0.00% floor) due June 11, 2027(4)(5)(6)(15)	$10,000,000	$9,900,692	$9,925,000
Total Diversified Insurance		$9,900,692	$9,925,000	4.0%

Education
Edmentum, Inc. (f/k/a Plato, Inc.)
first lien senior secured notes, 6.43% (LIBOR + 4.50%), (1.00% floor) Cash, 4.00% PIK due June 9, 2021(3)(4)(5)(6)(16)	$6,080,350	$6,054,371	$5,593,922
Total Education		$6,054,371	$5,593,922	2.3%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
December 31, 2019

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
Financial Intermediaries
First American Payment Systems
second lien senior secured notes, 12.56% (LIBOR + 10.50%), (1.00% floor) due July 5, 2024(4)(5)(16)(21)	$1,500,000	$1,468,914	$1,470,000

Shift4 Payments, LLC (f/k/a Lighthouse Network, LLC)
first lien senior secured notes, 6.43% (LIBOR + 4.50%), (1.00% floor) due November 30, 2024(4)(5)(6)(14)(16)(21)	3,430,000	3,417,872	3,438,575
second lien senior secured notes, 10.43% (LIBOR + 8.50%), (1.00% floor) due November 30, 2025(4)(5)(14)(16)(21)	16,490,000	16,353,183	16,242,650
Total Financial Intermediaries		$21,239,969	$21,151,225	8.5%

Healthcare
Keystone Acquisition Corp.
first lien senior secured notes, 7.19% (LIBOR + 5.25%), (1.00% floor) due May 1, 2024(4)(5)(6)(14)(16)(21)	$7,457,869	$7,430,191	$7,271,422
second lien senior secured notes, 11.19% (LIBOR + 9.25%), (1.00% floor) due May 1, 2025(4)(5)(14)(16)(21)	13,000,000	12,868,879	12,610,000

Viant Medical Holdings, Inc.
first lien senior secured notes, 5.69% (LIBOR + 3.75%), (0.00% floor) due July 2, 2025(4)(5)(6)(14)(16)(21)	9,875,000	9,873,395	9,677,500
second lien senior secured notes, 9.69% (LIBOR + 7.75%), (0.00% floor) due July 2, 2026(4)(5)(14)(16)(21)	5,000,000	4,955,602	4,725,000

Healthport Technologies, LLC
first lien senior secured notes, 6.05% (LIBOR + 4.25%), (1.00% floor) due December 1, 2021(4)(5)(6)(14)(15)	16,597,888	14,964,163	15,618,613

HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)
first lien senior secured notes, 6.24% (LIBOR + 4.50%), (0.00% floor) due April 3, 2025(4)(5)(6)(15)	9,861,904	9,800,587	9,664,666
Total Healthcare		$59,892,817	$59,567,201	24.0%

Logistics
Capstone Logistics Acquisition, Inc.
first lien senior secured notes, 6.30% (LIBOR + 4.50%), (1.00% floor) due October 7, 2021(4)(5)(6)(14)(15)(21)	$12,917,066	$12,902,501	$12,650,716
Total Logistics		$12,902,501	$12,650,716	5.1%

Software
ECI Software Solutions, Inc.
first lien senior secured notes, 6.19% (LIBOR + 4.25%), (1.00% floor) due September 27, 2024(4)(5)(6)(14)(16)(21)	$4,912,060	$4,923,674	$4,903,464
second lien senior secured notes, 9.94% (LIBOR + 8.00%), (1.00% floor) due September 29, 2025(4)(5)(14)(16)(21)	15,000,000	14,916,392	14,762,550

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
December 31, 2019

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
Software – (continued)
Quest Software, Inc.
first lien senior secured notes, 6.18% (LIBOR + 4.25%), (0.00% floor) due May 16, 2025(4)(5)(6)(14)(16)(21)	$5,940,000	$5,914,552	$5,917,725
second lien senior secured notes, 10.18% (LIBOR + 8.25%), (0.00% floor) due May 18, 2026(4)(5)(14)(16)(21)	15,000,000	14,865,400	14,647,500
Total Software		$40,620,018	$40,231,239	16.2%

Telecommunications Services
Global Tel Link Corp
second lien senior secured notes, 10.05% (LIBOR + 8.25%), (0.00% floor) due November 29, 2026(4)(5)(14)(15)	$17,000,000	$16,722,360	$14,486,380
Total Telecommunication Services		$16,722,360	$14,486,380	5.8%

Utilities
CLEAResult Consulting, Inc.
first lien senior secured notes, 5.19% (LIBOR + 3.50%), (0.00% floor) due August 8, 2025(4)(5)(6)(15)(21)	$4,937,500	$4,916,396	$4,875,781
second lien senior secured notes, 8.99% (LIBOR + 7.25%), (0.00% floor) due August 10, 2026(4)(5)(15)(21)	7,650,000	7,673,313	7,363,125
Total Utilities		$12,589,709	$12,238,906	4.9%
Total Senior Secured Notes		$269,273,303	$240,547,495	97.0%

Collateralized Loan Obligation – Debt Investments
Structured Finance
Galaxy XXVIII CLO, Ltd.
CLO secured class F notes, 10.48% (LIBOR + 8.48%), due July 15, 2031(4)(5)(11)(12)(16)	$1,000,000	$933,437	$840,600
Total Structured Finance		$933,437	$840,600	0.3%
Total Collateralized Loan Obligation – Debt Investments		$933,437	$840,600	0.3%

Collateralized Loan Obligation – Equity Investments
Structured Finance
AMMC CLO XI, Ltd.
CLO subordinated notes, estimated yield 12.29% due April 30, 2031(9)(11)(12)(18)	$6,000,000	$3,796,477	$2,760,000

AMMC CLO XII, Ltd.
CLO subordinated notes, estimated yield 9.24% due November 10, 2030(9)(11)(12)(18)	12,921,429	7,175,569	4,393,286

Atlas Senior Loan Fund XI, Ltd.
CLO subordinated notes, estimated yield 17.73% due July 26, 2031(9)(11)(12)(18)	5,725,000	4,319,023	3,449,313

Babson CLO Ltd. 2015-I
CLO subordinated notes, estimated yield 4.93% due January 20, 2031(9)(11)(12)(18)	2,840,000	1,766,500	1,050,800

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
December 31, 2019

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
BlueMountain CLO 2014-2 Ltd.
CLO subordinated notes, estimated yield 23.58% due October 20, 2030(9)(11)(12)(18)	$6,374,000	$2,612,626	$2,294,640

Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 13.61% due January 18, 2029(9)(11)(12)(18)	6,250,000	3,748,818	2,728,621

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 11.39% due June 09, 2030(9)(11)(12)(18)	18,000,000	12,940,261	9,360,000

Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 14.47% due October 20, 2028(9)(11)(12)(18)	7,700,000	7,363,155	5,698,000

CIFC Funding 2014-3, Ltd.
CLO subordinated notes, estimated yield 14.53% due October 22, 2031(9)(11)(12)(18)	10,000,000	6,182,026	4,400,000

Galaxy XXVIII CLO, Ltd.
CLO subordinated notes, estimated yield 11.28% due July 15, 2031(9)(11)(12)(18)	2,000,000	962,017	648,665

Hull Street CLO Ltd.
CLO subordinated notes, estimated yield -21.46% due October 18, 2026(9)(11)(12)(18)	5,000,000	1,049,476	100,000

Ivy Hill Middle Market Credit Fund VII, Ltd.
CLO subordinated notes, estimated yield 7.34% due October 20, 2029(9)(11)(12)(18)	10,800,000	8,659,115	5,936,641

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 9.67% due January 22, 2028(9)(11)(12)(18)	5,422,500	4,999,739	3,904,200

Nassau 2019-I Ltd.
CLO subordinated notes, estimated yield 24.71% due April 15, 2031(9)(11)(12)(14)(18)	23,500,000	19,265,413	16,450,000

Octagon Investment Partners 38, Ltd.
CLO subordinated notes, estimated yield 14.27% due July 20, 2030(9)(11)(12)(18)	5,000,000	4,174,948	3,500,000

Regatta XV Funding, Ltd.
CLO subordinated notes, estimated yield 0.00% due October 25, 2026(9)(10)(11)(12)(18)	3,000,000	—	75,000

Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 8.86% due July 25, 2030(9)(11)(12)(14)(18)	45,500,000	41,750,653	23,660,000

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
December 31, 2019

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield -4.23% due July 17, 2026(9)(11)(12)(18)	$14,447,790	$6,575,881	$2,022,691

Telos CLO 2013-4, Ltd.
CLO subordinated notes, estimated yield 17.00% due January 17, 2030(9)(11)(12)(18)	11,350,000	7,018,355	3,110,420

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 17.92% due April 17, 2028(9)(11)(12)(18)	28,500,000	17,600,832	6,575,476

Venture XIV, Ltd.
CLO subordinated notes, estimated yield 4.94% due August 28, 2029(9)(11)(12)(18)	2,500,000	1,452,738	450,000

Venture XVII, Ltd.
CLO subordinated notes, estimated yield 11.53% due April 15, 2027(9)(11)(12)(18)	6,200,000	3,614,197	1,514,369

Venture XX, Ltd.
CLO subordinated notes, estimated yield -53.93% due April 15, 2027(9)(11)(12)(18)	3,000,000	1,347,763	930,000

Vibrant CLO V, Ltd.
CLO subordinated notes, estimated yield 3.90% due January 20, 2029(9)(11)(12)(18)	13,475,000	11,197,902	6,198,500

West CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield -0.01% due July 18, 2026(9)(11)(12)(18)	9,250,000	5,435,293	3,330,000

Windriver 2012-1 CLO, Ltd.
CLO subordinated notes, estimated yield 6.73% due January 15, 2026(9)(11)(12)(18)	7,500,000	3,571,607	959,980

Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 13.15% due July 15, 2029(9)(11)(12)(18)	10,500,000	7,663,559	3,780,001

CLO Equity Side Letter Related Investments(11)(12)(13)		$1,378,224	$1,316,505
Total Structured Finance		$197,622,167	$120,597,108	48.6%
Total Collateralized Loan Obligation - Equity Investments		$197,622,167	$120,597,108	48.6%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
December 31, 2019

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% of Net Assets
Common Stock
IT Consulting
Unitek Global Services, Inc.
common equity(7)	1,244,188	$684,960	$—
Total IT Consulting		$684,960	$—	0.0%
Total Common Stock		$684,960	$—	0.0%

Preferred Stock
IT Consulting
Unitek Global Services, Inc.
Series B Preferred Stock(3)(22)(25)	11,032,025	$9,002,159	$—
Series B Senior Preferred Stock(3)(23)(25)	4,775,477	4,535,443	620,812
Series B Super Senior Preferred Stock(3)(24)(25)	2,614,260	2,614,260	2,195,978
Total IT Consulting		$16,151,862	$2,816,790	1.1%
Total Preferred Stock		$16,151,862	$2,816,790	1.1%

Total Investments in Securities(8)		$484,665,729	$364,801,993	147.0%

Cash Equivalents
First American Government Obligations Fund(19)		$14,410,486	$14,410,486
Total Cash Equivalents		$14,410,486	$14,410,486	5.8%
Total Investments in Securities and Cash Equivalents		$499,076,215	$379,212,479	152.8%

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

(3)      Portfolio includes $16,312,482 of principal and 18,421,762 shares of debt and preferred stock investments respectively which contain a PIK provision as of December 31, 2019.

(4)      Notes bear interest at variable rates and are subject to an interest rate floor where disclosed. The rate disclosed is as of December 31, 2019.

(5)      Cost value reflects accretion of original issue discount or market discount, or amortization of premium.

(6)      Cost value reflects repayment of principal.

(7)      Non-income producing at the relevant period end.

(8)      Aggregate gross unrealized appreciation for federal income tax purposes is $754,844; aggregate gross unrealized depreciation for federal income tax purposes is $135,892,337. Net unrealized depreciation is $135,137,493 based upon a tax cost basis of $499,939,486.

(9)      Cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO equity investments.

(10)    This investment represents our percent ownership in certain equity securities transferred to OXSQ upon the redemption of this investment on October 25, 2018.

(11)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31 , 2019, the Company held qualifying assets that represented 68.4% of its total assets.

(12)    Investment not domiciled in the United States.

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
December 31, 2019

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

(17)    As of December 31, 2019, this debt investment was on non-accrual status. The aggregate fair value of these investments was approximately $5.8 million.

(18)    The CLO subordinated notes and income notes are considered equity positions in CLO vehicles. Equity investments are entitled to recurring distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s securities less contractual payments to debt holders and fund expenses. The estimated yield indicated is based on the prior quarters ending investment cost (for previously existing portfolio investments) or the original cost for those investments made during the current quarter, as well as, a current projection of the future cash flows. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.

(19)    Represents cash equivalents held in money market accounts as of December 31, 2019.

(20)    The fair value of the investment was determined using signifi cant unobservable inputs. See “Note 4. Fair Value.”

(21)    All or a portion of this investment represents collateral under the Credit Facility.

(22)    The Company holds preferred stock in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 13.5% per annum payable in additional shares.

(23)    The Company holds preferred stock in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 19.0% per annum payable in additional shares.

(24)    The Company holds preferred stock in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 20.0% per annum payable in additional shares.

(25)    Effective June 26, 2019, the Company entered into an Exchange Agreement with UniTek Global Services, Inc. (the “Exchange Agreement”), to receive 2,371,211 shares of Series B Super Senior Preferred Stock, 4,352,199 shares of Series B Senior Preferred Stock and 10,323,434 shares of Series B Preferred Stock (collectively, “Preferred Stock”) in exchange for all Series A shares of each respective Preferred Stock tranche that was held by OXSQ. This exchange resulted in the capitalization of approximately $6.3 million of cumulative PIK dividends which are added to the cost basis of each respective Preferred Stock tranche. This amount is recognized as dividend income — non-cash in the consolidated statement of operations.

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

AMMC CLO XII, Ltd.
CLO subordinated notes, estimated yield 14.73% due November 10, 2030(9)(11)(12)(17)	12,921,429	6,936,076	4,005,643

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)

December 31, 2018

COMPANY/INVESTMENT(1)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Babson CLO Ltd. 2015-I
CLO subordinated notes, estimated yield 17.61% due January 20, 2031(9)(11)(12)(17)	$2,840,000	$1,919,418	$1,476,800

Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 23.93% due January 18, 2029(9)(11)(12)(17)	9,250,000	5,671,112	5,378,741

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 13.23% due June 09, 2030(9)(11)(12)(17)	18,000,000	13,615,944	9,000,000

Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 14.92% due October 20, 2028(9)(11)(12)(17)	7,700,000	7,500,748	5,929,000

CIFC Funding 2014-3, Ltd.
CLO subordinated notes, estimated yield 16.09% due October 22, 2031(9)(11)(12)(17)	10,000,000	6,267,967	4,900,000

Galaxy XXVIII CLO, Ltd.
CLO subordinated notes, estimated yield 14.27% due July 15, 2031(9)(11)(12)(17)	2,000,000	1,007,080	655,141

Hull Street CLO Ltd.
CLO subordinated notes, estimated yield -20.06% due October 18, 2026(9)(11)(12)(17)	5,000,000	1,748,206	600,000

Ivy Hill Middle Market Credit Fund VII, Ltd.
CLO subordinated notes, estimated yield 11.72% due October 20, 2029(9)(11)(12)(17)	10,800,000	9,169,698	6,409,660

KVK CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 8.02% due January 15, 2026(9)(11)(12)(17)	14,200,000	1,515,422	—

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 14.00% due January 22, 2028(9)(11)(12)(17)	5,422,500	5,284,799	5,259,825

Octagon Investment Partners 38, Ltd.
CLO subordinated notes, estimated yield 17.33% due July 20, 2030(9)(11)(12)(17)	5,000,000	4,510,614	4,150,000

Regatta XV Funding, Ltd.
CLO subordinated notes, estimated yield 48.27% due October 25, 2026(9)(11)(12)(17)	3,000,000	—	90,000

Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 15.86% due July 25, 2030(9)(11)(12)(14)(17)	45,500,000	43,936,431	39,130,000

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)

December 31, 2018

COMPANY/INVESTMENT(1)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Steele Creek CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 24.11% due April 21, 2031(9)(11)(12)(17)	$5,000,000	$3,561,059	$3,597,500

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 11.99% due July 17, 2026(9)(11)(12)(17)	14,447,790	9,345,851	5,201,204

Telos CLO 2013-4, Ltd.
CLO subordinated notes, estimated yield 17.80% due January 17, 2030(9)(11)(12)(17)	11,350,000	7,511,448	5,961,705

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 20.93% due April 1 7, 2028(9)(11)(12)(14)(17)	28,500,000	18,995,759	14,284,910

Venture XIV, Ltd.
CLO subordinated notes, estimated yield 15.18% due August 28, 2029(9)(11)(12)(17)	2,500,000	1,581,371	1,075,000

Venture XVII, Ltd.
CLO subordinated notes, estimated yield 17.68% due April 15, 2027(9)(11)(12)(17)	6,200,000	4,167,706	3,259,209

Venture XX, Ltd.
CLO subordinated notes, estimated yield 19.72% due April 15, 2027(9)(11)(12)(17)	3,000,000	2,236,677	1,770,000

Vibrant CLO V, Ltd.
CLO subordinated notes, estimated yield 15.12% due January 20, 2029(9)(11)(12)(17)	13,475,000	12,009,373	8,219,750

West CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 10.67% due July 18, 2026(9)(11)(12)(17)	9,250,000	6,345,384	3,700,000

Windriver 2012-1 CLO, Ltd.
CLO subordinated notes, estimated yield 4.34% due January 15, 2026(9)(11)(12)(17)	7,500,000	4,588,025	2,355,647

Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 19.71% due July 15, 2029(9)(11)(12)(17)	10,500,000	8,060,334	6,720,000

CLO Equity Side Letter Related Investments(11)(12)(13)		125,000	834,740
Total Structured Finance		$191,407,031	$146,844,475	46.7%
Total Collateralized Loan Obligation – Equity Investments		$191,407,031	$146,844,475	46.7%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)

December 31, 2018

COMPANY/INVESTMENT(1)	PRINCIPAL AMOUNT/ Shares	COST	FAIR VALUE(2)	% of Net Assets
Common Stock
IT Consulting
Unitek Global Services, Inc.
common equity(7)	1,244,188	$684,960	$149,303
Total IT Consulting		$684,960	$149,303	0.0%
Total Common Stock		$684,960	$149,303	0.0%

Preferred Stock
IT Consulting
Unitek Global Services, Inc.
Series A Senior Preferred Stock(7)	3,002,455	$2,762,421	$3,963,240
Series A Preferred Stock(7)	5,706,866	3,677,000	8,217,887
Series A Super Senior Preferred Stock(7)	2,001,636	2,001,636	2,161,767
Total IT Consulting		$8,441,057	$14,342,894	4.6%
Total Preferred Stock		$8,441,057	$14,342,894	4.6%

Other Investments
Software
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)
Earnout payments(7)(18)		500,000	—
Total Software		$500,000	$—	0.0%
Total Other Investments		$500,000	$—	0.0%

Total Investments in Securities(8)		$495,358,772	$444,988,830	141.6%

Cash Equivalents
First American Government Obligations Fund(19)		$13,905,059	$13,905,059
Total Cash Equivalents		$13,905,059	$13,905,059	4.4%
Total Investments in Securities and Cash Equivalents		$509,263,831	$458,893,889	146.0%

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

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$28,000,283	$25,183,547	$24,561,956
Income from securitization vehicles and investments	25,244,866	27,837,032	33,274,392
Other income	1,694,434	2,984,773	3,198,469
Total investment income from non-affiliated/non-control investments	54,939,583	56,005,352	61,034,817
From affiliated investments:
Dividend income – non-cash	7,710,805	—	—
Interest income – debt investments	—	271,916	382,200
Total investment income from affiliated investments	7,710,805	271,916	382,200
Total investment income	62,650,388	56,277,268	61,417,017
EXPENSES
Interest expense	9,901,426	7,181,009	12,898,815
Base management fees	6,704,467	7,309,435	8,140,010
Professional fees	1,454,942	1,227,296	2,799,113
Compensation expense	832,256	907,995	901,472
Director’s fees	417,500	441,501	584,580
Insurance	281,146	247,178	256,956
Transfer agent and custodian fees	239,323	227,381	244,115
General and administrative	829,476	644,104	1,014,580
Total expenses before incentive fees	20,660,536	18,185,899	26,839,641
Net investment income incentive fees	3,511,493	4,585,151	3,850,646
Capital gains incentive fees	—	—	—
Total incentive fees	3,511,493	4,585,151	3,850,646
Total expenses	24,172,029	22,771,050	30,690,287
Net investment income	38,478,359	33,506,218	30,726,730
Net change in unrealized appreciation/depreciation on investments
Non-Affiliate/non-control investments	(50,107,582)	(36,969,481)	19,478,902
Affiliated investments	(19,386,212)	(2,323,867)	3,561,269
Total net change in unrealized appreciation/depreciation on investments	(69,493,794)	(39,293,348)	23,040,171
Net realized (losses) gains
Non-Affiliated/non-control investments	(1,709,816)	(3,370,732)	(7,007,892)
Affiliated investments	—	5,241	—
Extinguishment of debt	(72,666)	(60,752)	(3,149,338)
Total net realized losses	(1,782,482)	(3,426,243)	(10,157,230)
Net (decrease)/increase in net assets resulting from operations	$(32,797,917)	$(9,213,373)	$43,609,671

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENT OF OPERATIONS — (continued)

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Net increase in net assets resulting from net investment income per common share:
Basic and Diluted	$0.81	$0.67	$0.60
Net (decrease)/increase in net assets resulting from operations per common share:
Basic	$(0.69)	$(0.19)	$0.85
Diluted	$(0.69)	$(0.19)	$0.83
Weighted average shares of common stock outstanding:
Basic	47,756,596	49,662,157	51,479,409
Diluted	47,756,596	49,662,157	58,349,224

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
(Decrease)/increase in net assets from operations:
Net investment income	$38,478,359	$33,506,218	$30,726,730
Net realized losses	(1,782,482)	(3,426,243)	(10,157,230)
Net change in unrealized appreciation/depreciation on investments	(69,493,794)	(39,293,348)	23,040,171
Net (decrease)/increase in net assets resulting from operations	(32,797,917)	(9,213,373)	43,609,671
Distributions to stockholders
Distributions from net investment income	(38,364,085)	(36,151,218)	(33,752,176)
Tax return of capital distributions	—	(3,329,807)	(7,431,351)
Total distributions to stockholders	(38,364,085)	(39,481,025)	(41,183,527)

Capital share transactions:
Issuance of common stock (net of underwriting fees and offering costs of $131,944, $0, $0, respectively)	4,288,470	—	—
Reinvestment of distributions	147,827	—	—
Repurchase of common stock	—	(24,999,997)	—
Net increase/(decrease) in net assets from capital share transactions	4,436,297	(24,999,997)	—
Total (decrease)/increase in net assets	(66,725,705)	(73,694,395)	2,426,144
Net assets at beginning of year	314,724,247	388,418,642	385,992,498
Net assets at end of year	$247,998,542	$314,724,247	$388,418,642
Capital share activity:
Shares issued	774,803	—	—
Shares issued from reinvestment of distributions	23,225	—	—
Shares repurchased	—	(3,828,450)	—
Net increase/(decrease) in capital share activity	798,028	(3,828,450)	—

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(32,797,917)	$(9,213,373)	$43,609,671
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Accretion of discounts on investments	(819,595)	(613,073)	(1,003,086)
Accretion of discount on notes payable and deferred debt issuance costs	645,006	439,457	4,087,209
Non-cash interest and dividend income due to PIK	(7,982,447)	(290,600)	(229,173)
Payment of original discount on TICC CLO 2012-1 LLC	—	—	(3,575,888)
Purchases of investments	(54,767,714)	(244,555,956)	(208,765,224)
Repayments of principal	43,879,379	131,542,140	189,159,479
Proceeds from the sale of investments	15,919,269	25,918,205	171,360,617
Net realized losses on investments	1,709,816	3,365,491	7,007,892
Reductions to CLO equity cost value	12,754,336	18,789,550	37,073,681
Net change in unrealized appreciation/depreciation on investments	69,493,794	39,293,348	(23,040,171)
Decrease in interest and distributions receivable	1,202,699	402,759	4,597,178
(Increase) decrease in other assets	(130,842)	191,201	474,567
Increase (decrease) in accrued interest payable	143,627	476,987	(1,719,490)
Increase (decrease) in base management fee and net investment income incentive fee payable	(1,746,803)	521,357	(967,282)
Increase (decrease) in accrued expenses	253,704	(127,265)	(444,308)
Net cash provided by (used in) operating activities	47,756,312	(33,859,772)	217,625,672

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid (net of stock issued under distribution reinvestment plan of $147,827, $0 and $0, respectively)	(38,216,258)	(39,481,025)	(41,183,527)
Repayment of credit facility	(57,588,802)	(46,810,472)	—
Proceeds from the issuance of notes payable – 6.25% Unsecured Notes	44,790,750	—	—
Proceeds from the issuance of notes payable – Credit Facility	—	132,489,875	—
Debt issuance costs	(1,650,398)	(271,587)	(2,263,932)
Proceeds from issuance of common stock	4,420,414	—	—
Underwriting fees and offering costs for the issuance of common stock	(131,944)	—	—
Proceeds from the issuance of notes payable – 6.50% Unsecured Notes	—	—	64,370,225
Repayment of original proceeds of notes payable – TICC CLO 2012-1 LLC	—	—	(125,705,930)
Repayment of original proceeds of notes payable – Convertible Notes	—	—	(94,542,000)
Repurchase of common stock	—	(24,999,997)	—
Net cash (used in) provided by financing activities	(48,376,238)	20,926,794	(199,325,164)
Net (decrease) increase in cash equivalents and restricted cash	(619,926)	(12,932,978)	18,300,508
Cash equivalents and restricted cash, beginning of year	17,080,864	30,013,842	11,713,334
Cash equivalents and restricted cash, end of year	16,460,938	$17,080,864	$30,013,842

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS — (continued)

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with distribution reinvestment plan	$147,827	$—	$—

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$9,185,458	$6,325,318	$13,680,433
Impairment of other assets	$—	$4,291	$75,757

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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
DECEMBER 31, 2019

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

Restricted cash as of December 31, 2019 represents the cash held by the trustee of OXSQ Funding. The amount held by the trustee is for payment of interest expense and operating expenses of the entity, principal repayments on borrowings, or new investments, based upon the terms of the indenture, and are not available for general corporate purposes. Restricted cash was approximately $2.1 million and $3.2 million as of December 31, 2019 and 2018, respectively.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. OXSQ considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, all of OXSQ’s investments are based upon “Level 3” inputs as of December 31, 2019.

OXSQ’s Board of Directors determines the value of its investment portfolio each quarter. In connection with that determination, members of Oxford Square Management’s portfolio management team prepare a quarterly analysis of each portfolio investment using the most recent portfolio company financial statements, forecasts and other relevant financial and operational information. Since March 2004, OXSQ has engaged third-party valuation firms to provide assistance in valuing certain of its syndicated loans and bilateral investments, including related equity investments, although OXSQ’s Board of Directors ultimately determines the appropriate valuation of each investment. Changes in fair value, as described above, are recorded in the consolidated statement of operations as net change in unrealized appreciation/depreciation on investments.

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
DECEMBER 31, 2019

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

The term “Bilateral investments” means debt and equity investments directly negotiated between the Company and a portfolio company, but excludes syndicated loans (i.e., corporate loans arranged by an agent on behalf of a company, portions of which are held by multiple investors in addition to OXSQ).

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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of December 31, 2019, the Company had two debt investments on non-accrual status. As of December 31, 2018, and 2017, the Company had no investments that were on non-accrual status.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Preferred Stock Dividends

The Company holds preferred stock investments in its portfolio that contain cumulative preferred dividends that accumulate quarterly. The Company will record cumulative preferred dividends as investment income when they are declared by the portfolio company’s board of directors or upon any voluntary or involuntary liquidation, dissolution or winding up of the portfolio company. As of December 31, 2019, approximately $7.7 million of cumulative preferred dividends have been earned and recorded as dividend income - non-cash on the Company’s consolidated statement of operations. These dividends are considered in the estimation of fair value of these preferred stock investments.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

The Company has entered into an agreement whereby it may sell securities to be repurchased at an agreed-upon price and date. Under this agreement, the Company will account for these transactions as collateralized financing transactions which are recorded at the contracted repurchase amount plus interest. The Fund’s securities sold under the agreement to repurchase are carried at cost. Refer to “Note 5. Borrowings”for further details.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Federal and Connecticut State; however, the Company is not aware of any tax position for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.

For tax purposes, the cost basis of the portfolio investments as of December 31, 2019 and December 31, 2018, was approximately $499,939,486 and $502,704,197 respectively.

NOTE 3. FAIR VALUE

The Company’s assets measured at fair value on a recurring basis as of December 31, 2019 were as follows:

	Fair Value Measurements at Reporting Date Using
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$—	$—	$240.5	$240.5
CLO Debt	—	—	0.8	0.8
CLO Equity	—	—	120.6	120.6
Equity and Other Investments	—	—	2.8	2.8
Total Investments at fair value(1)	—	—	364.8	364.8
Cash equivalents	14.4	—	—	14.4
Total	$14.4	$—	$364.8	$379.2

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

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2019 and 2018, respectively. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or Oxford Square Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

NOTE 3. FAIR VALUE (cont.)

will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

	Quantitative Information about Level 3 Fair Value Measurements
Assets ($ in millions)	Fair Value as of December 31, 2019	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(1)	Impact to Fair Value from an Increase in Input(2)
Senior Secured Notes	$201.9	Market quotes	NBIB(3)	15.0% – 100.3%/86.5%	NA
	38.7	Recent transactions	Actual trade/payoff(4)	92.0% – 100.0%/97.3%	NA
CLO debt	0.8	Market quotes	NBIB(3)	84.1%/ncm(6)	NA
CLO equity	104.5	Market quotes	NBIB(3)	2.0% – 74.0%/43.7%	NA
	11.3	Yield Analysis	Yield	17.3% – 23.9%/19.7%	Decrease
	3.4	Recent transactions	Actual trade/payoff(4)	60.3%/ncm(6)	NA
	1.3	Discounted cash flow(7)	Discount rate(8)	10.1% – 14.7%/11.9%	Decrease
	0.1	Liquidation net asset value(5)	NBIB(3)	2.5%/ncm(6)	NA
Equity and Other Investments	2.8	Enterprise value(9)	EBITDA(10)/ Market multiple(10)	$25.1 million/ncm(6) 5.7x – 6.6x/ncm(6)	Increase Increase
Total Fair Value for Level 3 Investments(11)	$364.8

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
DECEMBER 31, 2019

NOTE 3. FAIR VALUE (cont.)

(8)      Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.

(9)      For equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that the Company provides to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of the Company’s securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by Oxford Square Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.

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

(11)    Total may not sum due to rounding.

	Quantitative Information about Level 3 Fair Value Measurements
Assets ($ in millions)	Fair Value as of December 31, 2018	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(1)	Impact to Fair Value from an Increase in Input(2)
Senior Secured Notes	$270.9	Market quotes	NBIB(3)	80.0% – 99.9%/96.3%	NA
	11.8	Recent transactions	Actual trade/payoff(4)	80.0%/ncm(6)	NA
CLO debt	0.9	Market quotes	NBIB(3)	91.6%/ncm(6)	NA
CLO equity	106.1	Market quotes	NBIB(3)	12.0% – 97.0%/59.9%	NA
	36.2	Yield Analysis	Yield	3.9% – 15.7%/10.2%	Decrease
	3.6	Recent transactions	Actual trade/payoff(4)	72.0%/ncm(6)	NA
	0.8	Discounted cash flow(7)	Discount rate(8)	8.0% – 14.4%/14.0%	Decrease
	0.1	Liquidation net asset value(5)	NBIB(1)	3.0%/ncm(6)	NA
Equity and Other Investments	14.5	Enterprise value(9)	EBITDA(10)/ Market multiple(10)	$36.1 million/ncm(6) 6.8x – 7.8x/ncm(6)	Increase Increase
Total Fair Value for Level 3 Investments(11)	$445.0

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

NOTE 3. FAIR VALUE (cont.)

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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2019 and the level of each financial liability within the fair value hierarchy:

($ in millions)	Carrying Value(1)	Fair Value	Level 1	Level 2	Level 3
6.50% Unsecured Notes(3)	$63.0	$65.6	$—	$65.6	$—
6.25% Unsecured Notes(4)	43.3	45.6	—	45.6	—
Credit Facility(2)	28.1	28.1	—	—	28.1
Total(5)	$134.4	$139.3	$—	$111.2	$28.1

____________

(1)      Carrying value is net of deferred debt issuance costs. Deferred debt issuance costs associated with the Credit Facility totaled approximately $10,000 as of December 31, 2019. Deferred debt issuance costs associated with the 6.50% Unsecured Notes totaled approximately $1.4 million as of December 31, 2019. Deferred debt issuance costs associated with the 6.25% Unsecured Notes totaled approximately $1.5 million as of December 31, 2019.

(2)      Fair value represents the par amount of the Facility.

(3)      For the 6.50% Unsecured Notes, fair value is based upon the closing price on the last day of the period. The 6.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQL”).

(4)      For the 6.25% Unsecured Notes, fair value is based upon the closing price on the last day of the period. The 6.25% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQZ”).

(5)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

NOTE 3. FAIR VALUE (cont.)

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2018 and the level of each financial liability within the fair value hierarchy:

($ in millions)	Carrying Value(1)	Fair Value	Level 1	Level 2	Level 3
Credit Facility(2)	$85.5	$85.7	$—	$—	$85.7
6.50% Unsecured Notes(3)	62.7	64.4	—	64.4	—
Total(4)	$148.2	$150.0	$—	$64.4	$85.7

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

(4)      Totals may not sum due to rounding.

A reconciliation of the fair value of investments for the year ended December 31, 2019, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Debt	CLO Equity	Equity and Other Investments	Total(2)
Balance at December 31, 2018	$282.7	$0.9	$146.8	$14.5	$445.0
Realized losses included in earnings	—	—	(1.2)	(0.5)	(1.7)
Unrealized depreciation included in earnings	(18.1)	(0.1)	(32.4)	(18.9)	(69.5)
Accretion of discount	0.8	—	—	—	0.8
Purchases	28.9	—	25.8	—	54.8
Repayments and Sales	(54.2)	—	(5.6)	—	(59.8)
Reductions to CLO equity cost value(1)	—	—	(12.8)	—	(12.8)
Non-cash interest and dividend income due to PIK	0.4	—	—	7.7	8.0
Transfers in and/or (out) of level 3	—	—	—	—	—
Balance at December 31, 2019(2)	$240.5	$0.8	$120.6	$2.8	$364.8
Net change in unrealized (losses) gains on Level 3 investments still held as of December 31, 2019(2)	$(19.1)	$(0.1)	$(34.0)	$(19.3)	$(72.5)

____________

(1)      Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $38.0 million and the effective yield interest income of approximately $25.2 million.

(2)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

NOTE 3. FAIR VALUE (cont.)

A reconciliation of the fair value of investments for the year ended December 31, 2018, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity and Other Investments	Total
Balance at December 31, 2017	$242.2	$0.8	$4.7	$156.0	$14.7	$418.4
Realized gains (losses) included in earnings	1.3	—	0.7	(5.5)	0.1	(3.4)
Unrealized depreciation included in earnings	(9.6)	—	(0.2)	(27.3)	(2.2)	(39.3)
Accretion of discount	0.6	—	—	—	—	0.6
Purchases	187.5	—	0.9	54.2	2.0	244.6
Repayments and Sales	(139.6)	(0.8)	(5.3)	(11.7)	—	(157.4)
Reductions to CLO equity cost value(1)	—	—	—	(18.8)	—	(18.8)
Non-cash interest and dividend income due to PIK	0.3	—	—	—	—	0.3
Transfers in and/or (out) of level 3	—	—	—	—	—	—
Balance at December 31, 2018(2)	$282.7	$—	$0.9	$146.8	$14.5	$445.0
Net change in unrealized (losses) gains on Level 3 investments still held as of December 31, 2018(2)	$(9.5)	$—	$—	$(36.6)	$(2.3)	$(48.4)

____________

(1)      Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $46.6 million and the effective yield interest income of approximately $27.8 million.

(2)      Totals may not sum due to rounding.

The following table shows the fair value of OXSQ’s portfolio of investments by asset class as of December 31, 2019 and 2018:

	2019		2018
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$240.5	65.9%	$282.7	63.5%
CLO Debt	0.8	0.2%	0.9	0.2%
CLO Equity	120.6	33.1%	146.8	33.0%
Equity and Other Investments	2.8	0.8%	14.5	3.3%
Total(1)	$364.8	100.0%	$445.0	100.0%

____________

(1)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

NOTE 4. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

At December 31, 2019 and December 31, 2018, respectively, cash, cash equivalents and restricted cash were as follows:

	December 31, 2019	December 31, 2018
Cash	$—	$—
Cash Equivalents	14,410,486	13,905,059
Total Cash and Cash Equivalents	$14,410,486	$13,905,059
Restricted Cash	$2,050,452	$3,175,805
Total Cash, Cash Equivalents and Restricted Cash	$16,460,938	$17,080,864

NOTE 5. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% effective April 6, 2019) immediately after such borrowing. As of December 31, 2019 and 2018, the Company’s asset coverage for borrowed amounts was approximately 279% and 309% respectively.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of December 31, 2019 and December 31, 2018. The fair value of the 6.25% Unsecured Notes is based upon the closing price on the last day of the period. The 6.25% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQZ”). The fair value of the 6.50% Unsecured Notes is based upon the closing price on the last day of the period. The 6.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQL”). The fair value of the Credit Facility represents the par amount.

	As of
	December 31, 2019			December 31, 2018
($ in millions)	Principal Amount	Carrying Value(1)	Fair Value	Principal Amount	Carrying Value(1)	Fair Value
6.50% Unsecured Notes	$64.4	$63.0	$65.6	$64.4	$62.7	$64.4
Credit Facility	28.1	28.1	28.1	85.7	85.5	85.7
6.25% Unsecured Notes	44.8	43.3	45.6	—	—	—
Total(2)	$137.3	$134.4	$139.3	$150.0	$148.2	$150.0

____________

(1)      Represents the aggregate principal amount outstanding less the unamortized deferred issuance costs. As of December 31, 2019, the total unamortized deferred issuance costs for the Credit Facility, 6.25% Unsecured Notes, and 6.50% Unsecured Notes was approximately $10,000, $1.5 million, and $1.4 million, respectively. As of December 31, 2018, the total unamortized deferred issuance costs for the Credit Facility and 6.50% Unsecured Notes was approximately $0.2 million and $1.7 million, respectively.

(2)      Totals may not sum due to rounding.

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of December 31, 2019 were 5.94% and 4.2 years, respectively, and as of December 31, 2018 were 5.64% and 3.1 years, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

NOTE 5. BORROWINGS (cont.)

The table below summarizes the components of interest expense for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31, 2019
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
Credit Facility	$3,043.3	$74.1	$3,117.4
6.25% Unsecured Notes	2,084.0	173.5	2,257.5
6.50% Unsecured Notes	4,184.1	324.7	4,508.8
Repo Facility	17.7	—	17.7
Total	$9,329.1	$572.3	$9,901.4
	Year Ended December 31, 2018
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
Credit Facility	$2,618.2	$54.0	$2,672.2
6.50% Unsecured Notes	4,184.1	324.7	4,508.8
Total	$6,802.3	$378.7	$7,181.0
	Year Ended December 31, 2017
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO 2012-1 LLC Class A-1 Notes	$623.8	$25.4	$—	$649.2
TICC CLO 2012-1 LLC Class B-1 Notes	600.0	35.3	—	635.3
TICC CLO 2012-1 LLC Class C-1 Notes	878.4	59.4	—	937.8
TICC CLO 2012-1 LLC Class D-1 Notes	939.7	66.9	—	1,006.6
TICC CLO 2012-1 amortization of deferred debt	—	—	91.7	91.7
Convertible Notes	5,908.9	—	425.2	6,334.1
6.50% Unsecured Notes	3,010.2	—	233.9	3,244.1
Total	$11,961.0	$187.0	$750.8	$12,898.8

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

The aggregate accrued interest payable on the 6.50% Unsecured Notes as of December 31, 2019 and December 31, 2018 was approximately $12,000. As of December 31, 2019 and December 31, 2018, the Company had unamortized deferred debt issuance costs relating to the 6.50% Unsecured Notes of approximately $1.4 million and $1.7 million, respectively. The deferred debt issuance costs are being amortized over the term of the 6.50% Unsecured Notes and are included in interest expense in the consolidated statements of operations. The cash paid

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

NOTE 5. BORROWINGS (cont.)

and the effective annualized interest rate for the year ended December 31, 2019 were approximately $4.2 million and 7.00%, respectively. The cash paid and the effective annualized interest rate for the year ended December 31, 2018 were approximately $4.2 million and 7.00%, respectively.

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

The company made partial principal repayments under the Credit Facility for the year ended December 31, 2019 and December 31, 2018 of approximately $57.6 million and $46.8 million, respectively. For the year ended December 31, 2019 and December 31, 2018, the Company recognized a net extinguishment loss of approximately $73,000 and $61,000, respectively, which consisted of unamortized deferred debt issuance costs. These costs are recorded within realized losses on extinguishment of debt in the consolidated statements of operations.

As of December 31, 2019, there were 14 investments in portfolio companies with a total fair value of approximately $173.2 million, collateralizing the Credit Facility. As of December 31, 2018, there were 19 investments in portfolio companies with a total fair value of approximately $244.1 million, collateralizing the Credit Facility. The pool of loans in OXSQ Funding must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The aggregate accrued interest payable on the Credit Facility as of December 31, 2019 and December 31, 2018 was approximately $0.2 million and $0.5 million, respectively. Deferred debt issuance costs consisted of fees and expenses incurred in connection with the Credit Facility. As of December 31, 2019 and December 31, 2018, the unamortized deferred debt issuance costs relating to the Credit Facility was approximately $10,000 and $157,000. This amount is being amortized and included in interest expense in the consolidated statements of operations over the term of the Credit Facility. The cash paid and effective annualized interest rate for the year ended December 31, 2019 was approximately $3.4 million and 4.80%, respectively. The cash paid and effective annualized interest rate for the year ended December 31, 2018 was approximately $2.1 million and 4.74%, respectively.

Notes Payable —6.25% Unsecured Notes Due 2026

On April 3, 2019, the Company completed an underwritten public offering of approximately $44.8 million in aggregate principal amount of 6.25% Unsecured Notes. The 6.25% Unsecured Notes will mature on April 30,

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

NOTE 5. BORROWINGS (cont.)

2026, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2022. The 6.25% Unsecured Notes bear interest at a rate of 6.25% per year payable quarterly on January 31, April 30, July 31, and October 31, of each year, commencing July 31, 2019.

The aggregate accrued interest payable on the 6.25% Unsecured Notes as of December 31, 2019 was approximately $0.5 million. As of December 31, 2019, the Company had unamortized deferred debt issuance costs of approximately $1.5 million relating to the 6.25% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 6.25% Unsecured Notes and are included in interest expense in the consolidated statements of operations. The cash paid and the effective annualized interest rate for the year ended December 31, 2019 were approximately $1.6 million and 6.72%, respectively.

Repurchase Transaction Facility

On October 18, 2019, the Company entered into a $10 million repurchase transaction facility (the “Repo Facility”) with Nomura Securities International, Inc. (“Nomura”). Pursuant to the Master Repurchase Agreement (“MRA”) and a transaction facility confirmation, the Company may sell securities to Nomura from time to time with a corresponding repurchase obligation at an agreed-upon price 30 to 60 days after the sale date (“Reverse Repo”). The Repo Facility has a funding cost of 1-month LIBOR plus 2.05% per annum for each Reverse Repo transaction and is subject to a facility fee of 0.85% per annum on the full $10 million facility amount. The Repo Facility expires on October 18, 2020, subject to optional termination or extension that is mutually agreed. The Company accounts for these Reverse Repo transactions as secured financings for financial reporting purposes in accordance with GAAP. As of December 31, 2019, there was no outstanding principal, or securities sold under the Repo Facility. The Company accrued approximately $18,000 in undrawn fees as of December 31, 2019, which is classified as interest expense on the consolidated statement of operations.

Notes Payable — TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40.0 million of the 2012 Subordinated Notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120 million and 2012 Subordinated Notes totaling an aggregate of $40.0 million, which 2012 Subordinated Notes were purchased by OXSQ under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. On August 25, 2016, November 25, 2016, February 27, 2017, and May 25, 2017, the Securitization Issuer repaid approximately $36.0 million, $74.7 million, $24.5 million, and $31.4 million of the class A-1 notes, respectively. On August 25, 2017, the Securitization Issuer repaid, in full, the remaining secured notes (classes A-1, B-1, C-1 and D-1) outstanding of approximately $73.4 million. During the quarter ended December 31, 2017, the Company, as collateral manager of TICC CLO 2012-1, dissolved TICC CLO 2012-1 pursuant to Delaware law by filing a certificate of cancellation with the Secretary of State in Delaware.

For the year ended December 31, 2017, the Company incurred debt extinguishment costs of approximately $3.1 million, which consisted of approximately $2.0 million in accelerated note discount expense and approximately $1.1 million in accelerated deferred debt issuance costs. The accelerated note discount expense and accelerated deferred debt issuance costs are recorded within realized losses on extinguishment of debt in the consolidated

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

NOTE 5. BORROWINGS (cont.)

statements of operations. The realized loss on extinguishment of debt incurred in prior periods was reclassified from interest expense in the consolidated statements of operations to conform with the current period presentation for comparative purposes. The cash paid and the effective annualized interest rate for the year ended December 31, 2017 were $3.6 million and 5.33%, respectively.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

NOTE 6. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from net investment income per share for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Net increase in net assets resulting from net investment income per common share – basic:
Net investment income	$38,478,359	$33,506,218	$30,726,730
Weighted average common shares outstanding – basic	47,756,596	49,662,157	51,479,409
Net increase in net assets resulting from net investment income per common share – basic	$0.81	$0.67	$0.60
Net increase in net assets resulting from net investment income per common share – diluted:
Net investment income, before adjustments	$38,478,359	$33,506,218	$30,726,730
Adjustments for interest and deferred issuance costs on the Convertible Notes, and related impact on the Base Fees and Net Investment Income Incentive Fees(1)	—	—	—
Net investment income, as adjusted	$38,478,359	$33,506,218	$30,726,730
Weighted average common shares outstanding – basic	47,756,596	49,662,157	51,479,409
Share adjustments for dilutive effect of the Convertible Notes(1)	—	—	—
Weighted average common shares outstanding – diluted	47,756,596	49,662,157	51,479,409
Net increase in net assets resulting from net investment income per common share – diluted(1)	$0.81	$0.67	$0.60

The following table sets forth the computation of basic and diluted net (decrease) increase in net assets resulting from operations per share for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Net increase in net assets resulting from operations per common share – basic:
Net (decrease) increase in net assets resulting from operations	$(32,797,917)	$(9,213,373)	$43,609,671
Weighted average common shares outstanding – basic	47,756,596	49,662,157	51,479,409
Net (decrease) increase in net assets resulting from operations per common share – basic	$(0.69)	$(0.19)	$0.85
Net (decrease) increase in net assets resulting from operations per common share – diluted:
Net (decrease) increase in net assets resulting from operations, before adjustments	$(32,797,917)	$(9,213,373)	$43,609,671
Adjustments for interest and deferred issuance costs on the Convertible Notes, and related impact on the Base Fees and Net Investment Income Incentive Fees	—	—	4,724,234
Net (decrease) increase in net assets resulting from operations, as adjusted	$(32,797,917)	$(9,213,373)	$48,333,905
Weighted average common shares outstanding – basic	47,756,596	49,662,157	51,479,409
Share adjustments for dilutive effect of the Convertible Notes	—	—	6,869,815
Weighted average common shares outstanding – diluted	47,756,596	49,662,157	58,349,224
Net increase (decrease) in net assets resulting from operations per common share – diluted	$(0.69)	$(0.19)	$0.83

____________

(1)      Due to the anti-dilutive effect on the computation of diluted earnings per share for the year ended December 31, 2017, the adjustments for interest and deferred issuance costs on the Convertible Notes, and the related impact on the Base Fees and Net Investment Income Incentive Fees as well as share adjustments for dilutive effect of the Convertible Notes were excluded from the respective periods’ diluted earnings per share computation.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

NOTE 6. EARNINGS PER SHARE (cont.)

The following table represents the respective adjustments which were not made due to the anti-dilutive effect on the computation of diluted change in net assets resulting from net investment income per common share and the diluted change in net assets resulting from operations per common share for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Net increase in net assets resulting from net investment income per common share – diluted:
Adjustments for interest and deferred issuance costs on the Convertible Notes, and related impact on the Base Fees and Net Investment Income Incentive Fee	$—	$—	$4,724,234
Share adjustments for dilutive effect of the Convertible Notes	—	—	6,869,815
Net increase in net assets resulting from operations per common share – diluted:
Adjustments for interest and deferred issuance costs on the Convertible Notes, and related impact on the Base Fees and Net Investment Income Incentive Fees	$—	$—	$—
Share adjustments for dilutive effect of the Convertible Notes	—	—	—

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

The following table represents the Base Fee for the years ended December 31, 2019, 2018 and 2017, respectively:

	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017
Base Fee	$6,704,467	$7,309,435	$8,140,010

The Base Fee payable to Oxford Square Management as of December 31, 2019 and 2018 was $1,480,653 and $2,052,373, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

From January 1, 2005 through March 31, 2016, the “Pre-Incentive Fee Net Investment Income,” which was expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, was compared to one-fourth of an annual hurdle rate that was determined as of the immediately preceding December 31st by adding 5.00% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.00%. The annual hurdle rates for the 2019, 2018 and 2017 calendar years was 7.51%, 7.20%, and 6.93% respectively.

The following table represents the Net Investment Income Incentive Fees for each of the years ended December 31, 2019, 2018 and 2017, respectively:

	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017
Net Investment Income Incentive Fee	$3,511,493	$4,585,151	$3,850,646

There was no Net Investment Income Incentive Fee payable to Oxford Square Management as of December 31, 2019. The Net Investment Income Incentive Fee payable to Oxford Square Management as of December 31, 2018 was approximately $1.2 million.

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

There were no Capital Gains Incentive Fee based on hypothetical liquidation for the years ended December 31, 2019, 2018 and 2017.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

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

For the years ended December 31, 2019, 2018 and 2017, OXSQ incurred approximately $0.8 million, $0.9 million and $0.9 million, respectively, in compensation expenses for the services of employees allocated to the administrative activities of OXSQ, pursuant to the Administrative Agreement with Oxford Funds. In addition, OXSQ incurred approximately $56,000, $26,000, and $79,000 for facility costs allocated under the Administrative Agreement for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019 and December 31, 2018, there were no amounts payable under the Administration Agreement.

NOTE 8. INVESTMENT INCOME

The following table sets forth the components of investment income for the years ended December 31, 2019, 2018 and 2017, respectively:

	December 31, 2019	December 31, 2018	December 31, 2017
Interest Income
Stated interest income	$26,701,382	$24,403,191	$23,640,789
Original issue discount and market discount income	819,595	613,073	1,003,086
Payment-in-kind interest income	271,642	290,600	233,067
Discount income derived from unscheduled remittances at par	207,664	148,599	67,214
Total interest income	28,000,283	25,455,463	24,944,156
Income from securitization vehicles and investments	25,244,866	27,837,032	33,274,392
Dividend Income – non-cash	7,710,805	—	—
Other income
Fee letters	884,493	664,061	1,368,132
Loan prepayment and bond call fees	315,000	1,130,741	719,012
All other fees	494,941	1,189,971	1,111,325
Total other income	1,694,434	2,984,773	3,198,469
Total investment income	$62,650,388	$56,277,268	$61,417,017

The 1940 Act requires that a BDC offer significant managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the years ended December 31, 2019, 2018 and 2017, the Company received no fee income for managerial assistance.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

NOTE 9. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote.

As of December 31, 2019, the Company had no commitments to purchase additional debt investments.

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

NOTE 10. FINANCIAL HIGHLIGHTS

Financial highlights for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 are as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Per Share Data
Net asset value at beginning of year	$6.60	$7.55	$7.50	$6.40	$8.64
Net investment income(1)(3)	0.81	0.67	0.60	0.52	0.66
Net realized and unrealized gains (losses)(2)(3)	(1.49)	(0.91)	0.25	1.62	(1.85)
Net change in net asset value from operations	(0.68)	(0.24)	0.85	2.14	(1.19)
Distributions per share from net investment income	(0.80)	(0.73)	(0.66)	(1.06)	(1.14)
Distributions based on weighted average share impact	—	0.01	—	0.01	0.01
Tax return of capital distributions	—	(0.07)	(0.14)	(0.10)	—
Total distributions(4)	(0.80)	(0.79)	(0.80)	(1.15)	(1.13)
Effect of shares issued/repurchased, gross	—	0.08	—	0.11	0.08
Net asset value at end of year	$5.12	$6.60	$7.55	$7.50	$6.40
Per share market value at beginning of year	$6.47	$5.74	$6.61	$6.08	$7.53
Per share market value at end of year	$5.44	$6.47	$5.74	$6.61	$6.08
Total return based on Market Value(5)	(4.14)%	26.95%	(2.01)%	33.29%	(4.35)%
Total return based on Net Asset Value(6)	(10.26)%	(1.99)%	11.33%	35.31%	(12.73)%
Shares outstanding at end of year	48,448,987	47,650,959	51,479,409	51,479,409	56,396,435
Ratios/Supplemental Data(8)
Net assets at end of period (000’s)	$247,999	$314,724	$388,419	$385,992	$360,935
Average net assets (000’s)	$289,373	$369,258	$385,947	$343,328	$487,894
Ratio of expenses to average net assets	8.35%	6.17%	7.95%	12.38%	9.80%
Ratio of net investment income to average net assets	13.30%	9.07%	7.96%	7.80%	8.12%
Portfolio turnover rate(7)	12.75%	35.18%	43.02%	25.73%	24.96%

____________

(1)      Represents per share net investment income for the period, based upon weighted average shares outstanding.

(2)      Net realized and unrealized gains include rounding adjustments to reconcile change in net asset value per share.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

NOTE 10. FINANCIAL HIGHLIGHTS (cont.)

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

(5)      Total return based on market value equals the increase or decrease of ending market value over beginning market value, plus distributions, assuming distribution reinvestment prices obtained under the Company’s distribution reinvestment plan, excluding any discounts divided by the beginning market value per share.

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

(8)      The following table provides supplemental performance ratios measured for the years ended December 31, 2019, 2018, 2017, 2016 and 2015:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Ratio of expenses to average net assets:
Expenses before incentive fees	7.14%	4.92%	6.95%	11.57%	10.00%
Net Investment Income Incentive Fees	1.21%	1.24%	1.00%	0.81%	(0.19)%
Capital Gains Incentive Fees	—%	—%	—%	—%	—%
Ratio of expenses, excluding interest expense, to average net assets	4.93%	4.21%	4.61%	7.37%	5.73%

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

NOTE 11. DISTRIBUTIONS

The following table reflects the cash distributions, including distributions reinvested, if any, per share that we have paid on our common stock since the beginning of the 2017 fiscal year through 2019:

Date Declared	Record Date	Payment Date	Total Distributions		GAAP Net Investment Income			Distributions in excess of/ (less than) GAAP net investment income
Fiscal 2019(4)
July 25, 2019	December 18, 2019	December 31, 2019	$0.067		$	N/A		$—
July 25, 2019	November 15, 2019	November 29, 2019	0.067			N/A		—
July 25, 2019	October 21, 2019	October 31, 2019	0.067			N/A		—
Total (Fourth Quarter 2019)			0.201			0.18		0.02

April 23, 2019	September 23, 2019	September 30, 2019	0.067			N/A		—
April 23, 2019	August 23, 2019	August 30, 2019	0.067			N/A		—
April 23, 2019	July 24, 2019	July 31, 2019	0.067			N/A		—
Total (Third Quarter 2019)			0.201			0.19		0.01

February 22, 2019	June 21, 2019	June 28, 2019	0.067			N/A		—
February 22, 2019	May 24, 2019	May 31, 2019	0.067			N/A		—
February 22, 2019	April 23, 2019	April 30, 2019	0.067			N/A		—
Total (Second Quarter 2019)			0.201			0.27		(0.07)

February 22, 2019	March 15, 2019	March 29, 2019	0.200			0.18		0.02
Total (First Quarter 2019)			0.200			0.18		0.02
Total (2019)			$0.803	(1)		$0.81	(5)	$(0.01	)(5)

Fiscal 2018
October 26, 2018	December 17, 2018	December 31, 2018	$0.20			$0.18		$0.02
July 26, 2018	September 14, 2018	September 28, 2018	0.20			0.18		0.02
April 24, 2018	June 15, 2018	June 29, 2018	0.20			0.15		0.05
February 22, 2018	March 16, 2018	March 30, 2018	0.20			0.17		0.03
Total (2018)			$0.80	(2)		$0.67	(5)	$0.13	(5)

Fiscal 2017
October 27, 2017	December 15, 2017	December 29, 2017	$0.20			$0.15		$0.05
February 27, 2017	September 15, 2017	September 29, 2017	0.20			0.13		0.07
February 27, 2017	June 16, 2017	June 30, 2017	0.20			0.16		0.04
February 27, 2017	March 16, 2017	March 31, 2017	0.20			0.16		0.04
Total (2017)			$0.80	(3)		$0.60		$0.20

____________

(1)      The tax characterization of cash distributions for the year ended December 31, 2019 will not be known until the tax return for such year is finalized. For the year ended December 31, 2019, the amounts and sources of distributions reported are only estimates and are not being provided for U.S. tax reporting purposes. The final determination of the source of all distributions in 2019 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

(2)      Cash distributions for the year ended December 31, 2018 includes a tax return of capital of approximately $0.26 per share for tax purposes.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

NOTE 11. DISTRIBUTIONS (cont.)

(3)      Cash distributions for the year ended December 31, 2017 includes a tax return of capital of approximately $0.50 per share for tax purposes.

(4)      Beginning February 22, 2019, the Board began to declare monthly distributions in lieu of quarterly distributions.

(5)      Totals may not sum due to rounding.

The tax character of distributions declared and paid in 2019 represented, on an estimated basis, $38,364,085 from ordinary income. The tax character of distributions declared and paid in 2018 represented, on an estimated basis, $36,151,218 from ordinary income, and $3,329,807 from tax return of capital. The tax character of distributions declared and paid in 2017 represented, on an estimated basis, $33,752,176 from ordinary income, and $7,431,351 from tax return of capital.

GAAP requires adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net asset value per share. For 2019, 2018 and 2017, the permanent differences between financial and tax reporting are noted below. These adjustments were the result of book/tax differences in the treatment of unscheduled prepayments, book/tax differences in the treatment of prepayment penalty fees, book/tax differences in the treatment of extinguishment fees, book/tax differences in the treatment of CLO equity investments, and adjustment to certain components of net assets from those originally published in quarterly and annual reports to conform to the current period presentation for comparative purposes.

	December 31,
	2019	2018	2017
Adjustment to accumulated net investment income	$5,119,302	$20,054,560	$21,576,301
Adjustment to accumulated net realized gains/losses	4,440,273	23,981,110	3,745,321
Adjustment to total distributable earnings/(accumulated losses)	$9,559,575	$44,035,670	$25,321,622
Adjustment to capital in excess of par value	$(9,559,575)	$(44,035,670)	$(25,321,622)

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

The Company has available $81,296,397 of capital losses which can be used to offset future capital gains. All of these losses are not subject to expiration under the Act, representing current year long term capital loss carryforward. Under the current law, capital losses related to securities realized after October 31 and prior to the Company’s fiscal year end may be deferred as occurring the first day of the following year. During the taxable year ended December 31, 2019, the fund utilized $685,484 of its capital loss carryforward available from prior years.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

NOTE 11. DISTRIBUTIONS (cont.)

As of December 31, 2019, 2018 and 2017, the estimated components of distributable earnings / (accumulated losses) on a tax basis were as follow:

	December 31,
	2019	2018	2017
Distributable ordinary income	$12,112,994	$—	$—
Distributable long-term capital gains (capital loss carry forward)	(81,296,397)	(83,390,350)	(102,612,125)
Unrealized appreciation (depreciation) on investments	(135,137,493)	(57,715,367)	(36,241,715)
Other timing differences	(4,353)	(1,617,105)	(2,540,061)
Total accumulated losses	$(204,325,249)	$(142,722,822)	$(141,393,901)

The 2019 amounts will be finalized before filing the federal income tax return.

NOTE 12. SHARE ISSUANCE AND REPURCHASE PROGRAMS

On August 1, 2019, the Company entered into an Equity Distribution Agreement with Ladenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $150.0 million of the Company’s common stock through an At-the-Market (“ATM”) offering. The Company sold a total of 774,803 shares of common stock pursuant to the ATM during the year ended December 31, 2019. The total amount of capital raised under the ATM during the year ended December 31, 2019 was approximately $4.4 million.

On February 5, 2018, the Board authorized a program for the purpose of repurchasing up to $25.0 million worth of the Company’s common stock. Under that repurchase program, the Company was authorized, but not obligated, to repurchase outstanding common stock in the open market from time to time through December 31, 2018, provided that repurchases comply with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Further, any repurchases were to be conducted in accordance with the 1940 Act. During the year ended December 31, 2018, the Company repurchased approximately $25.0 million shares worth of outstanding common stock. During the year ended December 31, 2019, the Company was not authorized to repurchase any shares of outstanding common stock.

NOTE 13. SELECTED QUARTERLY DATA (UNAUDITED)

	Year Ended December 31, 2019
	Quarter Ended December 31	Quarter Ended September 30	Quarter Ended June 30	Quarter Ended March 31
Total Investment Income	$13,429,323	$14,083,050	$20,912,901	$14,225,114
Net Investment Income	8,397,875	8,937,187	12,779,309	8,363,988
Net (Decrease)/Increase in Net Assets resulting from Operations	(4,900,715)	(33,110,464)	(7,536,690)	12,749,952
Net Increase in Net Assets resulting from Net Investment Income, per common share, basic and diluted	$0.18	$0.19	$0.27	$0.18
Net (Decrease)/Increase in Net Assets resulting from Operations, per common share, basic and diluted(1)	$(0.10)	$(0.69)	$(0.16)	$0.27

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

NOTE 13. SELECTED QUARTERLY DATA (UNAUDITED) (cont.)

	Year Ended December 31, 2018
	Quarter Ended December 31	Quarter Ended September 30	Quarter Ended June 30	Quarter Ended March 31
Total Investment Income	$15,193,294	$15,218,452	$12,518,722	$13,346,800
Net Investment Income	8,482,607	8,612,504	7,688,011	8,723,096
Net (Decrease) Increase in Net Assets resulting from Operations	(34,117,656)	6,512,309	6,901,911	11,490,063
Net Increase in Net Assets resulting from Net Investment Income, per common share, basic and diluted	$0.18	$0.18	$0.15	$0.17
Net Increase in Net Assets resulting from Operations, per common share, basic and diluted(1)	$(0.71)	$0.13	$0.14	$0.22
	Year Ended December 31, 2017
	Quarter Ended December 31	Quarter Ended September 30	Quarter Ended June 30	Quarter Ended March 31
Total Investment Income	$13,441,687	$14,497,697	$17,012,153	$16,465,480
Net Investment Income	7,628,828	6,767,753	8,046,907	8,283,424
Net Increase in Net Assets resulting from Operations	16,421,797	6,016,019	9,117,896	12,053,959
Net Increase in Net Assets resulting from Net Investment Income, per common share, basic and diluted(1)	$0.15	$0.13	$0.16	$0.16
Net Increase in Net Assets resulting from Operations, per common share, basic	$0.32	$0.12	$0.18	$0.23
Net Increase in Net Assets resulting from Operations, per common share, diluted	$0.31	$0.12	$0.18	$0.23

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

NOTE 14. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the U.S. Securities and Exchange Commission (“SEC”) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification which amends certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. The final rule is effective for all filings on or after November 5, 2018. Management has adopted the amendments and included the required disclosures in the Company’s consolidated financial statements herein. The effect of the adoption of the simplification rules on financial statements was limited to the modification and removal of certain disclosures.

In March 2017, the FASB issued ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”) which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. ASU 2017-08 does not require any accounting change for debt securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management has adopted these amendments

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

NOTE 14. RECENT ACCOUNTING PRONOUNCEMENTS (cont.)

as currently required and they are reflected in the Company’s consolidated financial statements and related disclosures. The adoption did not have a material impact on the Company’s consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the financial instruments impairment guidance so that an entity is required to measure expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. ASU 2016-13 also amends the guidance in FASB ASC Subtopic No. 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets, related to the subsequent measurement of accretable yield recognized as interest income over the life of a beneficial interest in securitized financial assets under the effective yield method. ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We plan to adopt these amendments starting the interim period ended March 31, 2020. Upon adoption total investment income is expected to increase approximately $0.4 million for the quarter ended March 31, 2020. Ultimately, the extent of the impact of adoption of this ASU on the Company’s consolidated financial statements may vary and will depend on, among other things, the economic environment, completion of the Company’s models and judgement on the date of adoption.

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
DECEMBER 31, 2019

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

NOTE 17. SUBSEQUENT EVENTS

The following distributions payable to stockholders are shown below:

Per Share Distribution Amount Declared	Record Dates	Payable Dates
$0.067	January 17, 2020	January 31, 2020
$0.067	February 14, 2020	February 28, 2020
$0.067	March 17, 2020	March 31, 2020
$0.067	April 15, 2020	April 30, 2020
$0.067	May 14, 2020	May 29, 2020
$0.067	June 15, 2020	June 30, 2020

The Company’s management evaluated subsequent events through the date of issuance of these Consolidated Financial Statements and noted no other events that necessitate adjustments to or disclosure in the financial statements.

Item 9. Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2019 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

(c) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.     Other Information

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

Name	Age	Position	Director Since	Term Expires
Interested Directors
Jonathan H. Cohen	55	Chief Executive Officer	2003	2021
Charles M. Royce	80	Director	2003	2020
Independent Directors
Steven P. Novak	72	Chairman of the Board of Directors	2003	2020
Richard W. Neu	64	Director	2016	2022
George Stelljes III	58	Director	2016	2021
Executive Officers
Saul B. Rosenthal	51	President and Chief Operating Officer
Bruce L. Rubin	60	Chief Financial Officer, Corporate Secretary and Treasurer
Gerald Cummins	64	Chief Compliance Officer

Jonathan H. Cohen has served as Chief Executive Officer of both OXSQ and Oxford Square Management, and as the managing member of Oxford Funds, since 2003. Mr. Cohen has also served as Chief Executive Officer and Director of Oxford Lane Capital Corp. (NasdaqGS:OXLC), a registered closed-end fund, and as Chief Executive Officer of Oxford Lane Management, since 2010. Since 2015 and 2018, respectively, Mr. Cohen has also served as the Chief Executive Officer of each of Oxford Bridge Management, LLC, or “Oxford Bridge Management,” the investment adviser to Oxford Bridge, LLC and Oxford Bridge II, LLC (collectively, the “Oxford Bridge Funds”), and, Oxford Gate Management, LLC, or “Oxford Gate Management,” the investment adviser to Oxford Gate Master Fund, LLC, Oxford Gate, LLC, and Oxford Gate (Bermuda) LLC, (collectively the “Oxford Gate Funds”) The Oxford Bridge Funds and the Oxford Gate Funds are private investment funds. Previously, Mr. Cohen managed technology equity research groups at Wit Capital, Merrill Lynch, UBS and Smith Barney. Mr. Cohen is member of the Board of Trustees of Connecticut College. Mr. Cohen received a B.A. in Economics from Connecticut College and an M.B.A. from Columbia University. Mr. Cohen’s depth of experience in managerial positions in investment management, securities research and financial services, as well as his intimate knowledge of our business and operations, gives our Board of Directors valuable industry-specific knowledge and expertise on these and other matters.

Steven P. Novak currently serves as the Chairman of the Board of Directors of Quisk, Inc. an early stage mobile payments company, in the process of liquidating its assets. Mr. Novak also served on the Board of Directors of CyberSource Corporation, a payment processing and fraud management company, until its July 2010 acquisition by Visa, Inc. In the course of his tenure at CyberSource Corporation, he served as Chairman of the Audit and Nominating Committees and as Lead Independent Director. Mr. Novak previously served as President of Palladio Capital Management, LLC and as the Principal and Managing Member of the General Partner of Palladio Partners, LP, an equities hedge fund, from July 2002 until July 2009. Mr. Novak received a Bachelor of Science degree from Purdue University and an M.B.A. from Harvard University. A Chartered Financial Analyst, Mr. Novak’s financial expertise from his experience as a financial manager and varied roles on the boards of both publicly-traded and privately-held companies qualifies him to serve as chairman of our Board of Directors and provides our Board of Directors with particular technology-related knowledge and the perspective of a knowledgeable corporate leader.

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

George “Chip” Stelljes III is currently the managing partner of St. John’s Capital, LLC, a vehicle used to make private equity investments. From 2001 to 2013, Mr. Stelljes held various senior positions with the Gladstone Companies, including serving as the chief investment officer, president and a director of Gladstone Capital Corporation and Gladstone Investment Corporation, both of which are business development companies, of Gladstone Commercial Corporation, a real estate investment trust, and of their registered investment adviser, Gladstone Management Corporation. From 1999 to 2001, Mr. Stelljes was a managing member of Camden Partners, a private equity firm which finances high growth companies in communications, education, healthcare and business services sectors. From 1997 to 1999, Mr. Stelljes was a managing director and partner of Columbia Capital, a venture capital firm focused on investments in communications and information technology. From 1989 to 1997, Mr. Stelljes held various positions, including executive vice president and principal, with the Allied Capital companies. From 2001 through 2012, Mr. Stelljes served as a general partner and investment committee member of Patriot Capital and Patriot Capital II, which are private equity funds. Mr. Stelljes currently serves on the board of directors of Intrepid Capital Corporation, an asset management firm. Mr. Stelljes is also currently the chairman of the board of directors of Bluestone Community Development Fund, a closed-end investment company that operates as an interval fund. He is also a former board member and regional president of the National Association of Small Business Investment Companies. Mr. Stelljes holds an MBA from the University of Virginia and a BA in Economics from Vanderbilt University. Mr. Stelljes was selected to serve as a director on our board of directors due to his more than twenty-five years of experience in the investment analysis, management, and advisory industries.

Saul B. Rosenthal has served as President since 2004 of OXSQ and Oxford Square Management, and is a member of Oxford Funds. In addition, Mr. Rosenthal has served as President and a Director of Oxford Lane Capital Corp. (NasdaqGS:OXLC), a registered closed-end fund, and as President of Oxford Lane Management, since 2010. Mr. Rosenthal has also served as President of Oxford Bridge Management, the investment adviser to the Oxford Bridge, Funds and Oxford Gate Management, the investment advisor to Oxford Gate Funds, since 2015 and 2018, respectively. Mr. Rosenthal was previously an attorney at the law firm of Shearman & Sterling LLP. Mr. Rosenthal serves on the board of the National Museum of Mathematics. Mr. Rosenthal received a B.S., magna cum laude, from the Wharton School of the University of Pennsylvania, a J.D. from Columbia University Law School, where he was a Harlan Fiske Stone Scholar, and a LL.M. (Taxation) from New York University School of Law.

Bruce L. Rubin has served as the Company’s Controller since 2005, the Company’s Senior Vice President and Treasurer since 2009, the Company’s Chief Accounting Officer since August 2015 and the Company’s Chief Financial Officer and Secretary since August 2015. Mr. Rubin has also served as Oxford Lane Capital Corp.’s Chief Financial Officer and Secretary since August 2015, and as its Treasurer and Controller since its initial public offering in 2011. Mr. Rubin also currently serves as the Chief Financial Officer and Secretary of Oxford Lane Management, LLC, Oxford Square Management, Oxford Funds, Oxford Bridge Management, LLC and Oxford Gate Management, LLC. From 1995 to 2003, Mr. Rubin was the Assistant Treasurer & Director of Financial Planning of the New York Mercantile Exchange, Inc., the largest physical commodities futures exchange in the world and has extensive experience with Sarbanes-Oxley, treasury operations and SEC reporting requirements. From 1989 to 1995, Mr. Rubin was a manager in financial operations for the American Stock Exchange, where he was primarily responsible for budgeting matters. Mr. Rubin began his career in commercial banking as an auditor primarily of the commercial lending and municipal bond dealer areas. Mr. Rubin received his BBA in Accounting from Hofstra University where he also obtained his M.B.A. in Finance.

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

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors implemented since the filing of our Proxy Statement for our 2019 Annual Meeting of Stockholders.

Audit Committee

The Audit Committee operates pursuant to a charter approved by our Board of Directors, copy of which is available on our website at www.oxfordsquarecapital.com. The charter sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include recommending the selection of our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements and periodic filings, and receiving the audit reports covering our financial statements. The Audit Committee is presently composed of five persons: Messrs. Novak, Neu and Stelljes, all of whom are considered independent under the rules promulgated by the NASDAQ Global Stock Market. Our Board of Directors has determined that Messrs. Novak and Neu are each an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act. Messrs. Novak, Neu and Stelljes each meet the current independence and experience requirements of Rule 10A-3 of the Exchange Act and, in addition, are each not an “interested person” of OXSQ as defined in Section 2(a)(19) of the 1940 Act. Mr. Neu currently serves as Chairman of the Audit Committee. The Audit Committee met on four occasions during 2019.

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

The compensation of our Chief Financial Officer and Corporate Secretary is paid by our administrator, Oxford Funds, LLC, subject to reimbursement by us of an allocable portion of such compensation for services rendered by our Chief Financial Officer and Corporate Secretary to OXSQ. The allocable portion of such compensation that is reimbursed to Oxford Funds, LLC by us is based on an estimate of the time spent by our Chief Financial Officer and Corporate Secretary and other administrative personnel in performing their respective duties for us in accordance with the Administration Agreement. For the fiscal year ended December 31, 2019, we accrued approximately $0.8 million for the allocable portion of compensation expenses incurred by Oxford Funds, LLC on our behalf for our Chief Financial Officer, our Treasurer and Controller, and other administrative support personnel, pursuant to our Administration Agreement with Oxford Funds, LLC. Mr. Cummins is a Director of Alaric Compliance Services, LLC, and performs his functions as our Chief Compliance Officer under the terms of an agreement between us and Alaric Compliance Services, LLC. For the fiscal year ended December 31, 2019, we accrued approximately $115,000 for the fees paid to Alaric Compliance Services, LLC.

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

The following table sets forth compensation of our directors for the year ended December 31, 2019.

Name	Fees Earned or Paid in Cash(1)	All Other Compensation(2)	Total
Interested Directors
Jonathan H. Cohen	—	—	—
Charles M. Royce	—	—	—
Independent Directors
Steven P. Novak	$155,000	—	$155,000
Richard W. Neu	$135,000	—	$135,000
George Stelljes III	$127,500	—	$127,500

____________

(1)      For a discussion of the independent directors’ compensation, see above.

(2)      We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.

Compensation Committee

The Compensation Committee operates pursuant to a charter approved by our Board of Directors, a copy of which is available on our website at www.oxfordsquarecapital.com. The charter sets forth the responsibilities of the Compensation Committee. The Compensation Committee is responsible for annually reviewing and recommending for approval to our Board of Directors the Investment Advisory Agreement and the Administration Agreement. The Compensation Committee is also responsible for reviewing and approving the compensation of the Independent Directors, including the Chairman of the Board of Directors. In addition, although we do not directly compensate our executive officers currently, to the extent that we do so in the future, the Compensation Committee would also be responsible for reviewing and evaluating their compensation and making recommendations to the board of directors regarding their compensation. Lastly, the Compensation Committee would produce a report on our executive compensation practices and policies for inclusion in our proxy statement if required by applicable proxy rules and regulations and, if applicable, make recommendations to the board of directors on our executive compensation practices and policies. The Compensation Committee has the authority to engage compensation consultants and to delegate their duties and responsibilities to a member or to a subcommittee of the Compensation Committee. The Compensation Committee is presently composed of three persons: Messrs. Novak, Neu and Stelljes, all of whom are considered independent under the rules of the NASDAQ Global Select Market and are not “interested persons” of Oxford Square Capital Corp. as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Novak serves as Chairman of the Compensation Committee. The Compensation Committee met one time during 2019.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2019 none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the Compensation Committee of the Company or on the Board of Directors of the Company. No current or past executive officers of the Company or its affiliates serve on the Company’s Compensation Committee.

Compensation Committee Report

Currently, none of our executive officers are compensated by the Company and as such the Compensation Committee is not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 25, 2020, the beneficial ownership of each current director, the director nominees, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage of Class(2)
Interested Directors
Jonathan H. Cohen(3)	1,405,214		2.9%
Charles M. Royce(4)	1,342,180		2.7%
Independent Directors
Steven P. Novak(5)	30,540		*
Richard W. Neu	50,000		*
George Stelljes III	22,000		*
Executive Officers
Saul B. Rosenthal(3)	1,251,092		2.6%
Bruce L. Rubin(6)	9,030		*
Gerald Cummins	—		—
Executive Officers and Directors as a Group	4,109,396	(7)	8.4%

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

(2)      Based on a total of 48,990,575 shares of our common stock issued and outstanding on February 25, 2020.

(3)      Includes 660 shares held by Oxford Funds, which may be deemed to be beneficially owned by Messrs. Cohen and Rosenthal by virtue of their ownership interests therein.

(4)      Mr. Royce may be deemed to beneficially own 1,047,966 shares held by Royce Family Investments, LLC and 294,214 shares held by Royce Family Fund, Inc. Mr. Royce disclaims beneficial ownership of any shares directly held by Royce Family Fund, Inc. The address for both of these entities is 745 Fifth Avenue, New York, New York 10151.

(5)      These shares are held by Mr. Novak’s spouse, which Mr. Novak may be deemed to beneficially own.

(6)      Mr. Rubin may be deemed to beneficially own 818 shares held by his children. Mr. Rubin disclaims beneficial ownership of any shares directly held by his children.

(7)      The 660 shares held by Oxford Funds, described in footnote 3 above, are included in the number of shares held by each of Mr. Cohen and Mr. Rosenthal, but are only counted once in the total held by the executive officers and directors as a group.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of February 25, 2020.

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

____________

(1)      The dollar ranges are: None, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or Over $100,000.

(2)      The dollar range of equity securities beneficially owned in us is based on the closing price for our common stock of $5.41 on February 25, 2020 on the NASDAQ Global Select Market. Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

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

Item14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2019 and December 31, 2018. PricewaterhouseCoopers LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

For the years ended December 31, 2019 and December 31, 2018, the Company incurred the following fees for services provided by PricewaterhouseCoopers LLP, including expenses:

	Fiscal Year Ended December 31, 2019	Fiscal Year Ended December 31, 2018
Audit Fees	$975,301	$738,000
Audit-Related Fees	—	—
Tax Fees	61,500	61,500
All Other Fees	—	—
Total Fees:	$1,036,801	$799,500

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

During the year ended December 31, 2019, the Audit Committee pre-approved 100% of non-audit services in accordance with the pre-approval policy described above.

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
4.5

Form of Second Supplemental Indenture relating to the 6.25% Notes due 2026, by and between the Registrant and U.S. Bank National Association, as trustee (Incorporated by reference to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form N-2 (File No. 333-229337) filed on April 3, 2019).

4.6	Form of Global Note with respect to the 6.25% Notes due 2026 (Incorporated by reference to Exhibit 4.5 hereto, and Exhibit A therein)
4.7	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the SEC upon request
4.8	Description of registrant’s securities*
10.1	Investment Advisory Agreement between Registrant and Oxford Square Management, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on July 1, 2011).
10.2	Custodian Agreement between Registrant and U.S. Bank National Association (Incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 10-Q, filed on November 6, 2014).
10.3

Amended and Restated Administration Agreement between Registrant and Oxford Funds, LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q filed on May 10, 2012).

10.4	Second Amended and Restated Distribution Reinvestment Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 10-K filed on March 4, 2015).
10.5	Oxford Square Management, LLC’s Fee Waiver Letter, dated March 9, 2016 (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K, filed on March 10, 2016).

10.6

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

10.7

Form of Sale, Contribution And Master Participation Agreement by and between Oxford Square Funding 2018, LLC, as the buyer and Oxford Square Capital Corp., as the seller, dated June 21, 2018 (Incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K, filed on June 22, 2018).

10.8

Form Collateral Administration Agreement among Oxford Square Funding 2018, LLC, as borrower, Oxford Square Capital Corp., as collateral manager, and The Bank of New York Mellon Trust Company, National Association, as collateral administrator, dated June 21, 2018 (Incorporated by reference to Exhibit 10.3 to the Registrant’s report on Form 8-K, filed on June 22, 2018).

10.9

First Amendment to the Credit and Security Agreement among Oxford Square Funding 2018, LLC, as borrower, Oxford Square Capital Corp., as equity holder and collateral manager, and Citibank, N.A., as lender and administrative agent, dated October 12, 2018 (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K, filed on October 12, 2018).

10.10

Sale, Contribution and Master Participation Agreement by and between Oxford Square Funding 2018, LLC, as the buyer and Oxford Square Capital Corp., as the seller, dated October 12, 2018 (Incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K, filed on October 12, 2018).

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to the Registrant’s report on Form 8-K, filed on March 2, 2017.)
21.1	Subsidiaries of Registrant and jurisdiction of incorporation/organization: Oxford Square Funding 2018, LLC — Delaware.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

____________

*        Filed herewith.

c. Financial statement schedule

SCHEDULE 12 – 14

OXSQ CAPITAL CORP.
INVESTMENTS IN AND ADVANCES TO AFFILIATES
(AMOUNTS IN THOUSANDS)

Name of Issuer	Title of Issue or Nature of Indebtedness	Amount of Interest or Distributions Credited to Income(2)	Value as of December 31, 2018	Gross Additions(3)	Gross Reductions(4)	Net Change in Unrealized Appreciation/ Depreciation	Value as of December 31, 2019
AFFILIATED INVESTMENT:
Unitek Global Systems, Inc.	Common Stock(1)	$—	$149.3	$—	$—	$(149.3)	$—
	Series B Super Senior Preferred Stock(5)	612.6	2,161.8	612.6	—	(578.4)	2,196.0
	Series B Senior Preferred Stock(5)	1,773.0	3,963.2	1,773.0	—	(5,115.4)	620.8
	Series B Preferred Stock(5)	5,325.2	8,217.9	5,325.2	—	(13,543.1)	—
Total Affiliated Investment		7,710.8	14,492.2	7,710.8	—	(19,386.2)	2,816.8
Total Control Investment		—	—	—	—	—	—
TOTAL CONTROL AND AFFILIATED INVESTMENTS		$7,710.8	$14,492.2	$7,710.8	$—	$(19,386.2)	$2,816.8

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

(5)      Effective June 26, 2019, the Company entered into an Exchange Agreement with UniTek Global Services, Inc. (the “Exchange Agreement”), to receive 2,371,211 shares of Series B Super Senior Preferred Stock, 4,352,199 shares of Series B Senior Preferred Stock and 10,323,434 shares of Series B Preferred Stock (collectively, “Preferred Stock”) in exchange for all Series A shares of each respective Preferred Stock tranche that was held by OXSQ. This exchange resulted in the capitalization of approximately $6.3 million of cumulative PIK dividends which are added to the cost basis of each respective Preferred Stock tranche. This amount is recognized as dividend income — non-cash in the consolidated statement of operations.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXFORD Square CAPITAL CORP.
Date: February 26, 2020	/s/ Jonathan H. Cohen
Jonathan H. Cohen Chief Executive Officer (Principal Executive Officer)
Date: February 26, 2020	/s/ Bruce L. Rubin
Bruce L. Rubin Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: February 26, 2020	/s/ Steven P. Novak
Steven P. Novak Chairman of the Board of Directors
Date: February 26, 2020	/s/ Jonathan H. Cohen
Jonathan H. Cohen Chief Executive Officer and Director (Principal Executive Officer)
Date: February 26, 2020	/s/ Richard W. Neu
Richard W. Neu Director
Date: February 26, 2020	/s/ Charles M. Royce
Charles M. Royce Director
Date: February 26, 2020	/s/ George Stelljes III
George Stelljes III Director