Form 10-Q
period 2020-03-31
Oxford Square Capital Corp.
filed 2020-04-29
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
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

_______________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of April 28, 2020 was 49,589,607.

OXFORD SQUARE CAPITAL CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Non-affiliated/non-control investments (cost: $450,240,880 and $467,828,907, respectively)	$261,381,550	$361,985,203
Affiliated investments (cost: $16,836,822 and $16,836,822, respectively)	384,296	2,816,790
Cash equivalents	7,825,820	14,410,486
Restricted cash	—	2,050,452
Securities sold not settled	1,732,979	—
Interest and distributions receivable	1,566,824	3,480,036
Other assets	490,255	523,626
Total assets	$273,381,724	$385,266,593
LIABILITIES
Notes payable – 6.50% Unsecured Notes (net of deferred issuance costs of $1,299,705 and $1,380,658, respectively)	$63,070,520	$62,989,567
Notes payable – 6.25% Unsecured Notes (net of deferred issuance costs of $1,418,749 and $1,476,878, respectively)	43,372,001	43,313,872
Notes payable – Credit Facility (net of deferred issuance costs of $10,051)	—	28,080,550
Base management fee and net investment income incentive fee payable to affiliate	1,231,210	1,480,653
Accrued interest payable	481,498	632,235
Accrued expenses	487,944	771,174
Total liabilities	108,643,173	137,268,051
COMMITMENTS AND CONTINGENCIES (Note 13)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized; 49,589,607 and 48,448,987 shares issued and outstanding, respectively	495,895	484,489
Capital in excess of par value	457,810,322	451,839,302
Total accumulated losses	(293,567,666)	(204,325,249)
Total net assets	164,738,551	247,998,542
Total liabilities and net assets	$273,381,724	$385,266,593
Net asset value per common share	$3.32	$5.12

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)
March 31, 2020

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes
Aerospace and Defense
Novetta, LLC
first lien senior secured notes, 6.00% (LIBOR + 5.00%), (1.00% floor) due October 16, 2022(4)(5)(6)(15)	November 20, 2014	$5,457,380	$5,411,988	$4,729,147
Total Aerospace and Defense			$5,411,988	$4,729,147	2.9%

Business Services
Access CIG, LLC
first lien senior secured notes, 5.53% (LIBOR + 3.75%), (0.00% floor) due February 27, 2025(4)(5)(6)(14)(16)	June 12, 2018	$490,005	$490,005	$396,292
second lien senior secured notes, 9.53% (LIBOR + 7.75%), (0.00% floor) due February 27, 2026(4)(5)(14)(16)	February 14, 2018	16,754,000	16,843,717	13,989,590

Convergint Technologies, LLC
second lien senior secured notes, 7.74% (LIBOR + 6.75%), (0.75% floor) due February 2, 2026(4)(5)(15)	January 29, 2018	1,500,000	1,493,073	1,275,000

Imagine! Print Solutions
second lien senior secured notes, 10.36% (LIBOR + 8.75%), (1.00% floor) due June 21, 2023(4)(5)(15)(17)	June 14, 2017	15,000,000	14,466,334	1,500,000

OMNIA Partners, Inc.
second lien senior secured notes, 8.95% (LIBOR + 7.50%), (0.00% floor) due May 22, 2026(4)(5)(14)(16)	May 17, 2018	14,000,000	13,942,528	11,200,000

Premiere Global Services, Inc.
first lien senior secured notes, 8.24% (LIBOR + 6.50%), (1.00% floor) due June 8, 2023(4)(5)(6)(14)(16)	October 1, 2019	14,299,639	13,700,738	8,007,798
second lien senior secured notes, 0.50% Cash, 10.85% PIK (LIBOR + 9.00%) (1.00% floor) due June 6, 2024(3)(4)(5)(14)(16)(17)	October 1, 2019	10,525,601	9,817,795	3,683,960

Verifone Systems, Inc.
first lien senior secured notes, 5.69% (LIBOR + 4.00%), (0.00% floor) due August 20, 2025(4)(5)(6)(16)	August 9, 2018	6,912,500	6,884,274	4,262,731
Total Business Services			$77,638,464	$44,315,371	26.9%

Diversified Insurance
AmeriLife Group LLC
second lien senior secured notes, 9.50% (LIBOR + 8.50%), (1.00% floor) due March 18, 2028(4)(5)(6)(25)	March 18, 2020	$7,500,000	$7,350,507	$6,375,000
Total Diversified Insurance			$7,350,507	$6,375,000	3.9%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)
March 31, 2020

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
Education
Edmentum, Inc. (f/k/a Plato, Inc.)
first lien senior secured notes, 5.14% (LIBOR + 4.50%), (1.00% floor) Cash, 4.00% PIK due June 9, 2021(3)(4)(5)(6)(16)	April 25, 2013	$6,114,981	$6,093,032	$5,136,584
Total Education			$6,093,032	$5,136,584	3.1%

Financial Intermediaries
Shift4 Payments, LLC (f/k/a Lighthouse Network, LLC)
second lien senior secured notes, 10.28% (LIBOR + 8.50%), (1.00% floor) due November 30, 2025(4)(5)(14)(16)	November 20, 2017	$16,490,000	$16,359,535	$12,367,500
Total Financial Intermediaries			$16,359,535	$12,367,500	7.5%

Healthcare
Keystone Acquisition Corp.
first lien senior secured notes, 6.70% (LIBOR + 5.25%), (1.00% floor) due May 1, 2024 (4)(5)(6)(14)(16)	May 10, 2017	$7,438,796	$7,413,337	$5,988,231
second lien senior secured notes, 10.70% (LIBOR + 9.25%), (1.00% floor) due May 1, 2025(4)(5)(14)(16)	May 10, 2017	13,000,000	12,875,981	9,750,000

Viant Medical Holdings, Inc.
first lien senior secured notes, 5.20% (LIBOR + 3.75%), (0.00% floor) due July 2, 2025 (4)(5)(6)(14)(16)	June 26, 2018	9,850,000	9,849,014	8,480,850
second lien senior secured notes, 9.20% (LIBOR + 7.75%), (0.00% floor) due July 2, 2026(4)(5)(14)(16)	June 26, 2018	5,000,000	4,957,083	3,437,500

Healthport Technologies, LLC
first lien senior secured notes, 5.70% (LIBOR + 4.25%), (1.00% floor) due December 1, 2021(4)(5)(6)(14)(16)	April 12, 2019	16,554,438	15,117,235	12,796,581

HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)
first lien senior secured notes, 5.11% (LIBOR + 4.50%), (0.00% floor) due April 3, 2025 (4)(5)(6)(14)(15)	October 31, 2018	9,836,810	9,778,867	8,558,025
Total Healthcare			$59,991,517	$49,011,187	29.8%

Logistics
Capstone Logistics Acquisition, Inc.
first lien senior secured notes, 5.57% (LIBOR + 4.50%), (1.00% floor) due October 7, 2021 (4)(5)(6)(14)(25)	October 3, 2014	$12,917,066	$12,904,165	$10,979,506
Total Logistics			$12,904,165	$10,979,506	6.7%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)
March 31, 2020

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
Software
ECI Software Solutions, Inc.
first lien senior secured notes, 5.70% (LIBOR + 4.25%), (1.00% floor) due September 27, 2024 (4)(5)(6)(14)(16)	June 28, 2018	$2,904,613	$2,908,668	$2,527,013
second lien senior secured notes, 9.45% (LIBOR + 8.00%), (1.00% floor) due September 29, 2025(4)(5)(14)(16)	September 19, 2017	15,000,000	14,918,149	12,000,000

Quest Software, Inc.
first lien senior secured notes, 6.03% (LIBOR + 4.25%), (0.00% floor) due May 16, 2025(4)(5)(6)(14)(16)	May 17, 2018	5,925,000	5,901,062	5,347,313
second lien senior secured notes, 10.03% (LIBOR + 8.25%), (0.00% floor) due May 18, 2026(4)(5)(14)(16)	May 17, 2018	15,000,000	14,871,046	11,025,000
Total Software			$38,598,925	$30,899,326	18.8%

Telecommunications Services
Global Tel Link Corp.
second lien senior secured notes, 9.70% (LIBOR + 8.25%), (0.00% floor) due November 29, 2026(4)(5)(14)(16)	November 20, 2018	$17,000,000	$16,728,636	$13,600,000
Total Telecommunication Services			$16,728,636	$13,600,000	8.3%

Utilities
CLEAResult Consulting, Inc.
first lien senior secured notes, 4.49% (LIBOR + 3.50%), (0.00% floor) due August 8, 2025(4)(5)(6)(14)(15)	August 2, 2018	$4,925,000	$4,905,244	$3,964,625
second lien senior secured notes, 8.05% (LIBOR + 7.25%), (0.00% floor) due August 10, 2026(4)(5)(14)(15)	August 3, 2018	7,650,000	7,672,262	6,196,500
Total Utilities			$12,577,506	$10,161,125	6.2%
Total Senior Secured Notes			$253,654,275	$187,574,746	113.9%

Collateralized Loan Obligation – Debt Investments
Structured Finance
Galaxy XXVIII CLO, Ltd.
CLO secured class F notes, 10.31% (LIBOR + 8.48%), due July 15, 2031(4)(5)(11)(12)(16)	June 29, 2018	$1,000,000	$934,875	$471,500
Total Structured Finance			$934,875	$471,500	0.3%
Total Collateralized Loan Obligation – Debt Investments			$934,875	$471,500	0.3%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)
March 31, 2020

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments
Structured Finance
AMMC CLO XI, Ltd.
CLO subordinated notes, estimated yield 14.05% due April 30, 2031(9)(11)(12)(18)(26)	March 12, 2015	$6,000,000	$3,786,976	$1,800,000

AMMC CLO XII, Ltd.
CLO subordinated notes, estimated yield 11.89% due November 10, 2030(9)(11)(12)(18)(26)	March 13, 2013	12,921,429	7,223,507	3,230,357

Atlas Senior Loan Fund XI, Ltd.
CLO subordinated notes, estimated yield 18.58% due July 26, 2031(9)(11)(12)(18)(26)	April 5, 2019	5,725,000	4,279,553	1,717,500

Babson CLO Ltd. 2015-I
CLO subordinated notes, estimated yield 8.49% due January 20, 2031(9)(11)(12)(18)	July 26, 2018	2,840,000	1,723,276	568,000

BlueMountain CLO 2014-2 Ltd.
CLO subordinated notes, estimated yield 22.46% due October 20, 2030(9)(11)(12)(18)	April 3, 2019	6,374,000	2,625,764	1,274,800

Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 13.00% due January 18, 2029(9)(11)(12)(18)(26)	March 19, 2013	6,250,000	3,870,305	2,062,500

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 7.76% due June 09, 2030(9)(11)(12)(18)	October 23, 2013	18,000,000	12,622,203	4,680,000

Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 10.48% due October 20, 2028(9)(11)(12)(18)	May 15, 2017	7,700,000	7,288,772	2,772,000

CIFC Funding 2014-3, Ltd.
CLO subordinated notes, estimated yield 12.56% due October 22, 2031(9)(11)(12)(18)(26)	January 24, 2017	10,000,000	6,093,432	2,700,000

Galaxy XXVIII CLO, Ltd.
CLO subordinated notes, estimated yield 14.29% due July 15, 2031(9)(11)(12)(18)	July 25, 2017	2,000,000	959,051	362,770

Hull Street CLO Ltd.
CLO subordinated notes, estimated yield 0.00% due October 18, 2026(9)(11)(12)(18)(26)	October 17, 2014	5,000,000	1,049,476	500

Ivy Hill Middle Market Credit Fund VII, Ltd.
CLO subordinated notes, estimated yield 7.78% due October 20, 2029(9)(11)(12)(18)(26)	October 3, 2013	10,800,000	8,648,103	4,140,993

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)
March 31, 2020

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 8.82% due January 22, 2028(9)(11)(12)(18)(26)	May 11, 2016	$5,422,500	$4,867,058	$2,711,250

Nassau 2019-I Ltd.
CLO subordinated notes, estimated yield 24.61% due April 15, 2031(9)(11)(12)(14)(18)(26)	April 11, 2019	23,500,000	19,188,330	12,220,000

Octagon Investment Partners 38, Ltd.
CLO subordinated notes, estimated yield 15.15% due July 20, 2030(9)(11)(12)(18)(26)	July 12, 2018	5,000,000	4,132,859	2,250,000

Regatta XV Funding, Ltd.
CLO subordinated notes, estimated yield 0.00% due October 25, 2026(9)(10)(11)(12)(18)	October 19, 2016	3,000,000	—	66,000

Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 3.53% due July 25, 2030(9)(11)(12)(14)(18)	August 1, 2018	45,500,000	40,538,840	14,560,000

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 17, 2026(9)(11)(12)(18)(26)	January 25, 2013	14,447,790	6,237,524	144,478

Telos CLO 2013-4, Ltd.
CLO subordinated notes, estimated yield 12.09% due January 17, 2030(9)(11)(12)(18)(26)	May 20, 2015	11,350,000	7,229,894	2,270,000

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 13.18% due April 17, 2028(9)(11)(12)(18)	April 11, 2014	28,500,000	18,179,226	3,705,000

Venture XIV, Ltd.
CLO subordinated notes, estimated yield 0.00% due August 28, 2029(9)(11)(12)(18)(26)	January 12, 2017	2,500,000	1,401,576	350,000

Venture XVII, Ltd.
CLO subordinated notes, estimated yield 12.43% due April 15, 2027(9)(11)(12)(18)(26)	January 27, 2017	6,200,000	3,726,182	1,364,000

Venture XX, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(26)	July 27, 2018	3,000,000	1,216,869	660,000

Vibrant CLO V, Ltd.
CLO subordinated notes, estimated yield 5.79% due January 20, 2029(9)(11)(12)(18)	April 27, 2017	13,475,000	11,114,096	2,964,500

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)
March 31, 2020

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
West CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 18, 2026(9)(11)(12)(18)(26)	May 12, 2017	$9,250,000	$5,278,335	$1,202,500

Windriver 2012-1 CLO, Ltd.
CLO subordinated notes, estimated yield 4.40% due January 15, 2026(9)(11)(12)(18)	June 11, 2015	7,500,000	3,610,766	300,000

Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 7.84% due July 15, 2029(9)(11)(12)(18)	May 3, 2017	10,500,000	7,381,533	2,100,001

CLO Equity Side Letter Related Investments(11)(12)(13)			1,378,224	1,158,155
Total Structured Finance			$195,651,730	$73,335,304	44.5%
Total Collateralized Loan Obligation – Equity Investments			$195,651,730	$73,335,304	44.5%

Common Stock
IT Consulting
Unitek Global Services, Inc.
common equity(7)(27)	January 13, 2015	1,244,188	$684,960	$—
Total IT Consulting			$684,960	$—	0.0%
Total Common Stock			$684,960	$—	0.0%

Preferred Stock
IT Consulting
Unitek Global Services, Inc.
Series B Preferred Stock(3)(7)(17)(21)(24)(27)	June 26, 2019	11,404,355	$9,002,159	$—
Series B Senior Preferred Stock(3)(7)(17)(22)(24)(27)	June 26, 2019	5,002,312	4,535,443	—
Series B Super Senior Preferred Stock(3)(7)(17)(23)(24)(27)	June 26, 2019	2,744,973	2,614,260	384,296
Total IT Consulting			$16,151,862	$384,296	0.2%
Total Preferred Equity			$16,151,862	$384,296	0.2%

Total Investments in Securities(8)			$467,077,702	$261,765,846	158.9%

Cash Equivalents
First American Government Obligations Fund(19)			$7,825,820	$7,825,820
Total Cash Equivalents			$7,825,820	$7,825,820	4.8%
Total Investments in Securities and Cash Equivalents			$474,903,522	$269,591,666	163.7%

____________

(1)      The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise noted, all of the Company’s investments are deemed to be “restricted securities” under the Securities Act.

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)
March 31, 2020

(2)      Fair value is determined in good faith by the Board of Directors of the Company.

(3)      Portfolio includes $16,640,582 of principal and 19,151,641 shares of preferred stock investments which contain a PIK provision as of March 31, 2020.

(4)      Notes bear interest at variable rates and are subject to an interest rate floor where disclosed. The rate disclosed is as of March 31, 2020.

(5)      Cost value reflects accretion of original issue discount or market discount, or amortization of premium.

(6)      Cost value reflects repayment of principal.

(7)      Non-income producing at the relevant period end.

(8)      Aggregate gross unrealized appreciation for federal income tax purposes is $66,000; aggregate gross unrealized depreciation for federal income tax purposes is $223,327,128. Net unrealized depreciation is $223,261,128 based upon a tax cost basis of $485,026,974.

(9)      Cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO equity investments.

(10)    This investment represents our percent ownership in certain equity securities transferred to OXSQ upon the redemption of this investment on October 25, 2018.

(11)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2020, the Company held qualifying assets that represented 73.0% of its total assets.

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

(17)    As of March 31, 2020, this investment was on non-accrual status. The aggregate fair value of these investments was approximately $5.6 million.

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

(19)    Represents cash equivalents held in money market accounts as of March 31, 2020.

(20)    The fair value of the investment was determined using significant unobservable inputs. See “Note 4. Fair Value.”

(21)    The Company holds preferred stock in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 13.5% per annum payable in additional shares.

(22)    The Company holds preferred stock in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 19.0% per annum payable in additional shares.

(23)    The Company holds preferred stock in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 20.0% per annum payable in additional shares.

(24)    Effective June 26, 2019, the Company entered into an Exchange Agreement with UniTek Global Services, Inc. (the “Exchange Agreement”), to receive 2,371,211 shares of Series B Super Senior Preferred Stock, 4,352,199 shares of Series B Senior Preferred Stock and 10,323,434 shares of Series B Preferred Stock (collectively, “Preferred Stock”) in exchange for all Series A shares of each respective Preferred Stock tranche that was held by OXSQ.

(25)    The principal balance outstanding for this debt investment, in whole or in part, is indexed to 180-day LIBOR.

(26)    The investment is co-invested with the Company’s affiliates. See “Note 7. Related Party Transactions.”

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)
March 31, 2020

(27)    These investments are deemed to be an “affiliate,” as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned more than 25% of its voting securities and would be an “affiliate” of a portfolio company if we owned between 5% and 25% of its voting securities. We do not “control” any of our portfolio companies. Fair value as of March 31, 2020 and December 31, 2019 along with transactions during the three months ended March 31, 2020 in these affiliated investments are as follows:

Name of Issuer	Title of Issue	Amount of Interest or Dividends Credited to Income(a)	Fair Value as of December 31, 2019	Gross Additions(b)	Gross Reductions(c)	Net change in Unrealized Depreciation	Fair Value as of March 31, 2020
AFFILIATED INVESTMENT:
Unitek Global Systems, Inc	Common Stock	$—	$—	$—	$—	$—	$—
	Series B Preferred Stock	—	—	—	—	—	—
	Series B Senior Preferred Stock	—	620,812	—	—	(620,812)	—
	Series B Super Senior Preferred Stock	—	2,195,978	—	—	(1,811,682)	384,296
Total Affiliated Investment		—	2,816,790	—	—	(2,432,494)	384,296
Total Control Investment		—	—	—	—	—	—
TOTAL CONTROL AND AFFILIATED INVESTMENTS		$—	$2,816,790	$—	$—	$(2,432,494)	$384,296

____________

(a)      Represents the total amount of interest or distributions credited to income for the portion of the year an investment was an affiliate investment.

(b)      Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees. For the three months ended March 31, 2020, a total of approximately $0.7 million of paid-in-kind dividends were entitled to be received yet deemed uncollectible.

(c)      Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs.

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2019

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes
Aerospace and Defense
Novetta, LLC
first lien senior secured notes, 6.80% (LIBOR + 5.00%), (1.00% floor) due October 16, 2022(4)(5)(6)(15)(21)	November 20, 2014	$5,471,630	$5,425,506	$5,366,301
Total Aerospace and Defense			$5,425,506	$5,366,301	2.2%

Business Services
Access CIG, LLC
first lien senior secured notes, 5.44% (LIBOR + 3.75%), (0.00% floor) due February 27, 2025(4)(5)(6)(14)(15)(21)	June 12, 2018	$491,254	$491,254	$490,232
second lien senior secured notes, 9.44% (LIBOR + 7.75%), (0.00% floor) due February 27, 2026(4)(5)(14)(15)(21)	February 14, 2018	16,754,000	16,845,453	16,628,345

Convergint Technologies, LLC
second lien senior secured notes, 8.55% (LIBOR + 6.75%), (0.75% floor) due February 2, 2026(4)(5)(15)(21)	January 29, 2018	1,500,000	1,493,025	1,440,000

Imagine! Print Solutions
second lien senior secured notes, 10.55% (LIBOR + 8.75%), (1.00% floor) due June 21, 2023(4)(5)(15)(17)(21)	June 14, 2017	15,000,000	14,861,877	2,250,000

OMNIA Partners
first lien senior secured notes, 5.69% (LIBOR + 3.75%), (0.00% floor) due May 23, 2025(4)(5)(6)(14)(16)(21)	May 17, 2018	5,910,081	5,910,627	5,910,081
second lien senior secured notes, 9.44% (LIBOR + 7.50%), (0.00% floor) due May 22, 2026(4)(5)(14)(16)(21)	May 17, 2018	14,000,000	13,940,539	13,720,000

Premiere Global Services, Inc.
first lien senior secured notes, 8.40% (LIBOR + 6.50%), (1.00% floor) due June 8, 2023(4)(5)(6)(16)	October 1, 2019	14,306,068	13,664,567	8,490,651
second lien senior secured notes, 0.50% Cash, 10.98% PIK (LIBOR + 9.00%) (1.00% floor) due June 6, 2024(3)(4)(5)(16)(17)	October 1, 2019	10,232,132	9,817,795	3,581,246

Verifone Systems, Inc.
first lien senior secured notes, 5.90% (LIBOR + 4.00%), (0.00% floor) due August 20, 2025(4)(5)(6)(16)(21)	August 9, 2018	6,930,000	6,900,223	6,826,050
Total Business Services			$83,925,360	$59,336,605	23.9%

Diversified Insurance
AmeriLife Group LLC
second lien senior secured notes, 10.80% (LIBOR + 9.00%), (0.00% floor) due June 11, 2027(4)(5)(6)(15)	March 18, 2020	$10,000,000	$9,900,692	$9,925,000
Total Diversified Insurance			$9,900,692	$9,925,000	4.0%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
December 31, 2019

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
Education
Edmentum, Inc. (f/k/a Plato, Inc.)
first lien senior secured notes, 6.43% (LIBOR + 4.50%), (1.00% floor) Cash, 4.00% PIK due June 9, 2021(3)(4)(5)(6)(16)	April 25, 2013	$6,080,350	$6,054,371	$5,593,922
Total Education			$6,054,371	$5,593,922	2.3%

Financial Intermediaries
First American Payment Systems
second lien senior secured notes, 12.56% (LIBOR + 10.50%), (1.00% floor) due July 5, 2024(4)(5)(16)(21)	January 3, 2017	$1,500,000	$1,468,914	$1,470,000

Shift4 Payments, LLC (f/k/a Lighthouse Network, LLC)
first lien senior secured notes, 6.43% (LIBOR + 4.50%), (1.00% floor) due November 30, 2024 (4)(5)(6)(14)(16)(21)	November 20, 2017	3,430,000	3,417,872	3,438,575
second lien senior secured notes, 10.43% (LIBOR + 8.50%), (1.00% floor) due November 30, 2025(4)(5)(14)(16)(21)	November 20, 2017	16,490,000	16,353,183	16,242,650
Total Financial Intermediaries			$21,239,969	$21,151,225	8.5%

Healthcare
Keystone Acquisition Corp.
first lien senior secured notes, 7.19% (LIBOR + 5.25%), (1.00% floor) due May 1, 2024 (4)(5)(6)(14)(16)(21)	May 10, 2017	$7,457,869	$7,430,191	$7,271,422
second lien senior secured notes, 11.19% (LIBOR + 9.25%), (1.00% floor) due May 1, 2025(4)(5)(14)(16)(21)	May 10, 2017	13,000,000	12,868,879	12,610,000

Viant Medical Holdings, Inc.
first lien senior secured notes, 5.69% (LIBOR + 3.75%), (0.00% floor) due July 2, 2025 (4)(5)(6)(14)(16)(21)	June 26, 2018	9,875,000	9,873,395	9,677,500
second lien senior secured notes, 9.69% (LIBOR + 7.75%), (0.00% floor) due July 2, 2026(4)(5)(14)(16)(21)	June 26, 2018	5,000,000	4,955,602	4,725,000

Healthport Technologies, LLC
first lien senior secured notes, 6.05% (LIBOR + 4.25%), (1.00% floor) due December 1, 2021(4)(5)(6)(14)(15)	April 12, 2019	16,597,888	14,964,163	15,618,613

HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)
first lien senior secured notes, 6.24% (LIBOR + 4.50%), (0.00% floor) due April 3, 2025 (4)(5)(6)(15)	October 31, 2018	9,861,904	9,800,587	9,664,666
Total Healthcare			$59,892,817	$59,567,201	24.0%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
December 31, 2019

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
Logistics
Capstone Logistics Acquisition, Inc.
first lien senior secured notes, 6.30% (LIBOR + 4.50%), (1.00% floor) due October 7, 2021(4)(5)(6)(14)(15)(21)	October 3, 2014	$12,917,066	$12,902,501	$12,650,716
Total Logistics			$12,902,501	$12,650,716	5.1%

Software
ECI Software Solutions, Inc.
first lien senior secured notes, 6.19% (LIBOR + 4.25%), (1.00% floor) due September 27, 2024(4)(5)(6)(14)(16)(21)	June 28, 2018	$4,912,060	$4,923,674	$4,903,464
second lien senior secured notes, 9.94% (LIBOR + 8.00%), (1.00% floor) due September 29, 2025(4)(5)(14)(16)(21)	September 19, 2017	15,000,000	14,916,392	14,762,550

Quest Software, Inc.
first lien senior secured notes, 6.18% (LIBOR + 4.25%), (0.00% floor) due May 16, 2025(4)(5)(6)(14)(16)(21)	May 17, 2018	5,940,000	5,914,552	5,917,725
second lien senior secured notes, 10.18% (LIBOR + 8.25%), (0.00% floor) due May 18, 2026(4)(5)(14)(16)(21)	May 17, 2018	15,000,000	14,865,400	14,647,500
Total Software			$40,620,018	$40,231,239	16.2%

Telecommunications Services
Global Tel Link Corp.
second lien senior secured notes, 10.05% (LIBOR + 8.25%), (0.00% floor) due November 29, 2026(4)(5)(14)(15)	November 20, 2018	$17,000,000	$16,722,360	$14,486,380
Total Telecommunication Services			$16,722,360	$14,486,380	5.8%

Utilities
CLEAResult Consulting, Inc.
first lien senior secured notes, 5.19% (LIBOR + 3.50%), (0.00% floor) due August 8, 2025(4)(5)(6)(15)(21)	August 2, 2018	$4,937,500	$4,916,396	$4,875,781
second lien senior secured notes, 8.99% (LIBOR + 7.25%), (0.00% floor) due August 10, 2026(4)(5)(15)(21)	August 3, 2018	7,650,000	7,673,313	7,363,125
Total Utilities			$12,589,709	$12,238,906	4.9%
Total Senior Secured Notes			$269,273,303	$240,547,495	97.0%

Collateralized Loan Obligation – Debt Investments
Structured Finance
Galaxy XXVIII CLO, Ltd.
CLO secured class F notes, 10.48% (LIBOR + 8.48%), due July 15, 2031(4)(5)(11)(12)(16)	June 29, 2018	$1,000,000	$933,437	$840,600
Total Structured Finance			$933,437	$840,600	0.3%
Total Collateralized Loan Obligation – Debt Investments			$933,437	$840,600	0.3%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
December 31, 2019

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments
Structured Finance
AMMC CLO XI, Ltd.
CLO subordinated notes, estimated yield 12.29% due April 30, 2031(9)(11)(12)(18)(26)	March 12, 2015	$6,000,000	$3,796,477	$2,760,000

AMMC CLO XII, Ltd.
CLO subordinated notes, estimated yield 9.24% due November 10, 2030(9)(11)(12)(18)(26)	March 13, 2013	12,921,429	7,175,569	4,393,286

Atlas Senior Loan Fund XI, Ltd.
CLO subordinated notes, estimated yield 17.73% due July 26, 2031(9)(11)(12)(18)(26)	April 5, 2019	5,725,000	4,319,023	3,449,313

Babson CLO Ltd. 2015-I
CLO subordinated notes, estimated yield 4.93% due January 20, 2031(9)(11)(12)(18)	July 26, 2018	2,840,000	1,766,500	1,050,800

BlueMountain CLO 2014-2 Ltd.
CLO subordinated notes, estimated yield 23.58% due October 20, 2030(9)(11)(12)(18)	April 3, 2019	6,374,000	2,612,626	2,294,640

Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 13.61% due January 18, 2029(9)(11)(12)(18)(26)	March 19, 2013	6,250,000	3,748,818	2,728,621

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 11.39% due June 9, 2030(9)(11)(12)(18)	October 23, 2013	18,000,000	12,940,261	9,360,000

Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 14.47% due October 20, 2028(9)(11)(12)(18)	May 15, 2017	7,700,000	7,363,155	5,698,000

CIFC Funding 2014-3, Ltd.
CLO subordinated notes, estimated yield 14.53% due October 22, 2031(9)(11)(12)(18)(26)	January 24, 2017	10,000,000	6,182,026	4,400,000

Galaxy XXVIII CLO, Ltd.
CLO subordinated notes, estimated yield 11.28% due July 15, 2031(9)(11)(12)(18)	July 25, 2017	2,000,000	962,017	648,665

Hull Street CLO Ltd.
CLO subordinated notes, estimated yield -21.46% due October 18, 2026(9)(11)(12)(18)(26)	October 17, 2014	5,000,000	1,049,476	100,000

Ivy Hill Middle Market Credit Fund VII, Ltd.
CLO subordinated notes, estimated yield 7.34% due October 20, 2029(9)(11)(12)(18)(26)	October 3, 2013	10,800,000	8,659,115	5,936,641

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 9.67% due January 22, 2028(9)(11)(12)(18)(26)	May 11, 2016	5,422,500	4,999,739	3,904,200

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
December 31, 2019

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Nassau 2019-I Ltd.
CLO subordinated notes, estimated yield 24.71% due April 15, 2031(9)(11)(12)(14)(18)(26)	April 11, 2019	$23,500,000	$19,265,413	$16,450,000

Octagon Investment Partners 38, Ltd.
CLO subordinated notes, estimated yield 14.27% due July 20, 2030(9)(11)(12)(18)(26)	July 12, 2018	5,000,000	4,174,948	3,500,000

Regatta XV Funding, Ltd.
CLO subordinated notes, estimated yield 0.00% due October 25, 2026(9)(10)(11)(12)(18)	October 19, 2016	3,000,000	—	75,000

Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 8.86% due July 25, 2030(9)(11)(12)(14)(18)	August 1, 2018	45,500,000	41,750,653	23,660,000

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield -4.23% due July 17, 2026(9)(11)(12)(18)(26)	January 25, 2013	14,447,790	6,575,881	2,022,691

Telos CLO 2013-4, Ltd.
CLO subordinated notes, estimated yield 17.00% due January 17, 2030(9)(11)(12)(18)(26)	May 20, 2015	11,350,000	7,018,355	3,110,420

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 17.92% due April 17, 2028(9)(11)(12)(18)	April 11, 2014	28,500,000	17,600,832	6,575,476

Venture XIV, Ltd.
CLO subordinated notes, estimated yield 4.94% due August 28, 2029(9)(11)(12)(18)(26)	January 12, 2017	2,500,000	1,452,738	450,000

Venture XVII, Ltd.
CLO subordinated notes, estimated yield 11.53% due April 15, 2027(9)(11)(12)(18)(26)	January 27, 2017	6,200,000	3,614,197	1,514,369

Venture XX, Ltd.
CLO subordinated notes, estimated yield -53.93% due April 15, 2027(9)(11)(12)(18)(26)	July 27, 2018	3,000,000	1,347,763	930,000

Vibrant CLO V, Ltd.
CLO subordinated notes, estimated yield 3.90% due January 20, 2029(9)(11)(12)(18)	April 27, 2017	13,475,000	11,197,902	6,198,500

West CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield -0.01% due July 18, 2026(9)(11)(12)(18)(26)	May 12, 2017	9,250,000	5,435,293	3,330,000

Windriver 2012-1 CLO, Ltd.
CLO subordinated notes, estimated yield 6.73% due January 15, 2026(9)(11)(12)(18)	June 11, 2015	7,500,000	3,571,607	959,980

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
December 31, 2019

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 13.15% due July 15, 2029(9)(11)(12)(18)	May 3, 2017	$10,500,000	$7,663,559	$3,780,001

CLO Equity Side Letter Related Investments(11)(12)(13)			1,378,224	1,316,505
Total Structured Finance			$197,622,167	$120,597,108	48.6%
Total Collateralized Loan Obligation – Equity Investments			$197,622,167	$120,597,108	48.6%

Common Stock
IT Consulting
Unitek Global Services, Inc.
common equity(7)	January 13, 2015	1,244,188	$684,960	$—
Total IT Consulting			$684,960	$—	0.0%
Total Common Stock			$684,960	$—	0.0%

Preferred Stock
IT Consulting
Unitek Global Services, Inc.
Series B Preferred Stock(3)(22)(25)	June 26, 2019	11,032,025	$9,002,159	$—
Series B Senior Preferred Stock(3)(23)(25)	June 26, 2019	4,775,477	4,535,443	620,812
Series B Super Senior Preferred Stock(3)(24)(25)	June 26, 2019	2,614,260	2,614,260	2,195,978
Total IT Consulting			$16,151,862	$2,816,790	1.1%
Total Preferred Equity			$16,151,862	$2,816,790	1.1%

Total Investments in Securities(8)			$484,665,729	$364,801,993	147.0%

Cash Equivalents
First American Government Obligations Fund(19)			$14,410,486	$14,410,486
Total Cash Equivalents			$14,410,486	$14,410,486	5.8%
Total Investments in Securities and Cash Equivalents			$499,076,215	$379,212,479	152.8%

____________

(1)      The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise noted, all of the Company’s investments are deemed to be “restricted securities” under the Securities Act.

(2)      Fair value is determined in good faith by the Board of Directors of the Company.

(3)      Portfolio includes $16,312,482 of principal and 18,421,762 shares of preferred stock investments which contain a PIK provision as of December 31, 2019.

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

(26)    The investment is co-invested with the Company’s affiliates. See “Note 7. Related Party Transactions.”

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
December 31, 2019

(27)    These investments are deemed to be an “affiliate,” as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned more than 25% of its voting securities and would be an “affiliate” of a portfolio company if we owned between 5% and 25% of its voting securities. We do not “control” any of our portfolio companies. Fair value as of December 31, 2019 and December 31, 2018 along with transactions during the year ended December 31, 2019 in these affiliated investments are as follows:

Name of Issuer	Title of Issue	Amount of Interest or Dividends Credited to Income(a)	Fair Value as of December 31, 2018	Gross Additions(b)	Gross Reductions(c)	Net change in Unrealized Depreciation	Fair Value as of December 31, 2019
AFFILIATED INVESTMENT:
Unitek Global Systems, Inc	Common Stock	$—	$149,303	$—	$—	$(149,303)	$—
	Series B Preferred Stock	5,325,159	8,217,887	5,325,159	—	(13,543,046)	—
	Series B Senior Preferred Stock	1,773,022	3,963,240	1,773,022	—	(5,115,450)	620,812
	Series B Super Senior Preferred Stock	612,624	2,161,767	612,624	—	(578,413)	2,195,978
Total Affiliated Investment		7,710,805	14,492,197	7,710,805	—	(19,386,212)	2,816,790
Total Control Investment		—	—	—	—	—	—
TOTAL CONTROL AND AFFILIATED INVESTMENTS		$7,710,805	$14,492,197	$7,710,805	$—	$(19,386,212)	$2,816,790

____________

(a)      Represents the total amount of interest or distributions credited to income for the portion of the year an investment was an affiliate investment.

(b)      Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees.

(c)      Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs.

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
INVESTMENT INCOME
From non-affiliated investments:
Interest income – debt investments	$5,654,255	$7,148,481
Income from securitization vehicles and investments	4,759,070	6,846,925
Other income	411,363	229,708
Total investment income from non-affiliated investments	10,824,688	14,225,114
Total investment income	10,824,688	14,225,114
EXPENSES
Interest expense	2,173,468	2,149,841
Base management fees	1,231,210	1,626,538
Professional fees	473,989	367,251
Compensation expense	200,348	232,928
General and administrative	373,182	328,517
Total expenses before incentive fees	4,452,197	4,705,075
Net investment income incentive fees	—	1,156,051
Total expenses	4,452,197	5,861,126
Net investment income	6,372,491	8,363,988
Net change in unrealized (depreciation)/appreciation on investments:
Non-Affiliated investments	(83,015,626)	4,228,650
Affiliated investments	(2,432,494)	1,450,286
Total net change in unrealized (depreciation)/appreciation on investments	(85,448,120)	5,678,936
Net realized losses:
Non-Affiliated investments	(277,173)	(1,278,866)
Extinguishment of debt	(5,211)	(14,106)
Total net realized losses	(282,384)	(1,292,972)
Net (decrease)/increase in net assets resulting from operations	$(79,358,013)	$12,749,952
Net increase in net assets resulting from net investment income per common share (Basic and Diluted)	$0.13	$0.18
Net (decrease)/increase in net assets resulting from operations per common share (Basic and Diluted)	$(1.62)	$0.27
Weighted average shares of common stock outstanding (Basic and Diluted)	49,137,570	47,650,959
Distributions per share	$0.20	$0.20

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
(Decrease)/increase in net assets from operations:
Net investment income	$6,372,491	$8,363,988
Net change in unrealized (depreciation)/appreciation on investments	(85,448,120)	5,678,936
Net realized losses	(282,384)	(1,292,972)
Net (decrease)/increase in net assets resulting from operations	(79,358,013)	12,749,952
Distributions to stockholders:
Distributions from net investment income	(8,204,055)	(8,100,663)
Tax return of capital distributions	(1,680,349)	(1,429,529)
Total distributions to stockholders	(9,884,404)	(9,530,192)
Capital share transactions:
Issuance of common stock (net of underwriting fees and offering costs of $51,779)	5,821,240	—
Reinvestment of distributions	161,186	—
Net increase in net assets from capital share transactions	5,982,426	—
Total (decrease)/increase in net assets	(83,259,991)	3,219,760
Net assets at beginning of period	247,998,542	314,724,247
Net assets at end of period	$164,738,551	$317,944,007
Capital share activity:
Shares issued	1,098,277	—
Shares issued from reinvestment of distributions	42,343	—
Net increase in capital share activity	1,140,620	—

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease)/increase in net assets resulting from operations	$(79,358,013)	$12,749,952
Adjustments to reconcile net (decrease)/increase in net assets resulting from operations to net cash provided by operating activities:
Accretion of discounts on investments	(285,707)	(134,992)
Amortization of deferred debt issuance costs	149,131	118,890
Increase in investments due to PIK interest income	(62,155)	(89,290)
Purchases of investments	(7,350,000)	—
Repayments of principal	11,983,682	436,790
Proceeds from the sale of investments	9,321,620	3,613,882
Net realized losses on investments	277,173	1,278,866
Reductions to CLO equity cost value	1,970,437	1,393,203
Net change in unrealized depreciation/(appreciation) on investments	85,448,120	(5,678,936)
Decrease in interest and distributions receivable	1,913,212	113,385
Decrease/(increase) in other assets	33,371	(69,300)
Decrease in accrued interest payable	(150,737)	(149,201)
Decrease in base management fee and net investment income incentive fee payable	(249,443)	(444,867)
(Decrease)/increase in accrued expenses	(283,230)	54,671
Net cash provided by operating activities	23,357,461	13,193,053
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid (net of stock issued under distribution reinvestment plan of $161,186 and $0, respectively)	(9,723,218)	(9,530,192)
Proceeds from the issuance of common stock	5,873,019	—
Underwriting fees and offering costs for the issuance of common stock	(51,779)	—
Repayment of notes payable – Credit Facility	(28,090,601)	(8,259,851)
Net cash used in financing activities	(31,992,579)	(17,790,043)
Net decrease in cash, cash equivalents and restricted cash	(8,635,118)	(4,596,990)
Cash equivalents and restricted cash, beginning of period	16,460,938	17,080,864
Cash equivalents and restricted cash, end of period	$7,825,820	$12,483,874

NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with distribution reinvestment plan	$161,186	$—

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$2,180,287	$2,194,258

NON-CASH OPERATING ACTIVITIES
Securities sold not settled	$1,732,979	$—
Securities purchased not settled	$—	$4,433,875

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim consolidated financial statements of Oxford Square Capital Corp. (“OXSQ” and, together with its subsidiary, the “Company”), are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of financial statements for the interim period included herein. The current period’s consolidated results of operations are not necessarily indicative of results that may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”).

NOTE 2. ORGANIZATION

OXSQ was incorporated under the General Corporation Laws of the State of Maryland on July 21, 2003 and is a non-diversified, closed-end investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated for tax purposes as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s investment objective is to maximize its total return, by investing primarily in corporate debt securities and collateralized loan obligations (“CLO”), which are structured finance investments that own corporate debt securities.

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
March 31, 2020
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

Restricted cash represents the cash held by the trustee of OXSQ Funding. The amount is held by the trustee for payment of interest expense and operating expenses of the entity, principal repayments on borrowings, or new investments, based upon the terms of the respective indenture, and are not available for general corporate purposes. As of March 31, 2020, there was no restricted cash due to the full repayment of the Credit Facility during the period. As of December 31, 2019, there was approximately $2.1 million of restricted cash.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, all of OXSQ’s investments are based upon “Level 3” inputs as of March 31, 2020.

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

Syndicated Loans

In accordance with ASC 820-10, the Company’s valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace from which the Company obtains indicative bid quotes for purposes of determining the fair value of its syndicated loan investments has shown attributes of illiquidity as described by ASC 820-10. During such periods of illiquidity, when the Company believes that the non-binding indicative bids received from agent banks for certain syndicated loan investments that it owns may not be determinative of their fair value or when no market indicative quote is available, the Company may engage third-party valuation firms to provide assistance in valuing certain syndicated investments that OXSQ owns. In addition, Oxford Square Management analyzes each syndicated loan by reviewing the portfolio company’s financial statements, covenant compliance and recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms, if any. All information is presented to the Board for its determination of fair value of these investments.

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
March 31, 2020
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Additional factors include any available information on other relevant transactions including firm bids and offers in the market and information resulting from bids-wanted-in-competition. In addition, the Company considers the operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults, if any. In periods of illiquidity and volatility, the Company may rely more heavily on other metrics, including but not limited to, the collateral manager, time left in the reinvestment period, expected cash flows and overcollateralization ratios, instead of the Company’s generated valuation yields. Oxford Square Management or the Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation process of CLO investment vehicles. All information is presented to the Board for its determination of fair value of these investments.

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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of March 31, 2020 and as of December 31, 2019, the Company had two debt investments on non-accrual status.

Interest income also includes a payment-in-kind (“PIK”) provision on certain investments in the Company’s portfolio. Refer to the section below, “Payment-In-Kind,” for a description of the PIK provision and its impact on interest income.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Payment-In-Kind

The Company has debt and preferred equity investments in its portfolio which contain a contractual PIK provision. Certain PIK investments offer issuers the option at each payment date of making payments in cash or additional securities. PIK interest and preferred equity dividends are computed at the contractual rate and are accrued into income and recorded as interest and dividend income, respectively. The PIK amounts are added to the principal balance on the capitalization date. Upon capitalization, the PIK component is subject to the fair value estimates associated with their related investments. At the point the Company believes PIK is not fully expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. PIK investments on non-accrual status are restored to accrual status once it becomes probable that PIK will be realized. For the quarter ended March 31, 2020, no PIK preferred equity dividends were recognized as dividend income as they were not expected to be fully realized.

Income from Securitization Vehicles and Investments

Income from investments in the equity class securities of CLO vehicles (typically income notes or subordinated notes) is recorded using the effective interest method in accordance with the provisions of ASC 325-40, based upon estimated cash flows, their expected timing and expected redemption, including those CLO equity investments that have not made their inaugural distribution for the relevant period end. The Company monitors the expected residual payments, and effective yield is determined and updated periodically, as needed. Accordingly, investment income recognized on CLO equity securities in the consolidated statement of operations differs from both the tax-basis investment income and from the cash distributions actually received by the Company during the period.

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
March 31, 2020
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

SECURITIES TRANSACTIONS

Securities transactions are recorded on the trade date. Realized gains and losses on investments sold are recorded on the basis of specific identification. Distributions received on CLO equity investments which were optionally redeemed are first applied to the remaining cost basis until it is reduced to zero, after which distributions are recorded as realized gains. An optional redemption feature of a CLO allows a majority of the holders of the equity securities issued by the CLO issuer, after the end of a specified non-call period, to cause the redemption of the secured notes issued by the CLO with proceeds of either the liquidation of the CLO’s assets or through a refinancing with new debt. The optional redemption is effectively a voluntary prepayment of the secured debt issued by the CLO prior to the stated maturity of such debt.

SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

The Company has entered into an agreement whereby it may sell securities to be repurchased at an agreed-upon price and date. Under this agreement, the Company will account for these transactions as collateralized financing transactions which are recorded at the contracted repurchase amount plus interest. The Company’s securities sold under the agreement to repurchase are carried at cost. As of March 31, 2020, there was no outstanding principal, or securities sold under the repurchase facility. Refer to “Note 6. Borrowings” for further details.

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

The Company recognizes the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained, assuming examination by tax authorities. Through March 31, 2020, management has analyzed the Company’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions expected to be taken in the Company’s 2020 tax returns. The Company identifies its major tax jurisdictions as U.S Federal and Connecticut State; however, the Company is not aware of any tax position for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. For tax purposes, the cost basis of the portfolio investments as of March 31, 2020 and December 31, 2019, was approximately $485,026,974 and $499,939,486, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016- 13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016- 13”), which amends the financial instruments impairment guidance so that an entity is required to measure expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. ASU 2016-13 also amends the guidance in FASB ASC Subtopic No. 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets, related to the subsequent measurement of accretable yield recognized as interest income over the life of a beneficial interest in securitized financial assets under the effective yield method. ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management has adopted the amendments in ASU 2016-13 as of January 1, 2020 and upon adoption the total investment income increased approximately $0.4 million for the quarter ended March 31, 2020.

NOTE 4. FAIR VALUE

The Company’s assets measured at fair value on a recurring basis as of March 31, 2020 were as follows:

	Fair Value Measurements at Reporting Date Using
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$—	$—	$187.6	$187.6
CLO Debt	—	—	0.5	0.5
CLO Equity	—	—	73.3	73.3
Equity and Other Investments	—	—	0.4	0.4
Total Investments at fair value	—	—	261.8	261.8
Cash equivalents	7.8	—	—	7.8
Total assets at fair value	$7.8	$—	$261.8	$269.6

The Company’s assets measured at fair value on a recurring basis at December 31, 2019 were as follows:

	Fair Value Measurements at Reporting Date Using
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$—	$—	$240.5	$240.5
CLO Debt	—	—	0.8	0.8
CLO Equity	—	—	120.6	120.6
Equity and Other Investments	—	—	2.8	2.8
Total Investments at fair value(1)	—	—	364.8	364.8
Cash equivalents	14.4	—	—	14.4
Total assets at fair value	$14.4	$—	$364.8	$379.2

____________

(1)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

NOTE 4. FAIR VALUE (cont.)

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2020 and December 31, 2019, respectively. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or Oxford Square Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

	Quantitative Information about Level 3 Fair Value Measurements
Assets ($ in millions)	Fair Value as of March 31, 2020	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(1)	Impact to Fair Value from an Increase in Input(2)
Senior Secured Notes	$152.3	Market quotes	NBIB(3)	10.0% – 87.0%/71.1%	NA
	28.9	Recent transactions	Actual trade/payoff(4)	73.5% – 90.3%/79.7%	NA
	6.4	Yield Analysis	Discount Margin	12.0%/ncm(6)	Decrease
CLO Debt	0.5	Market quotes	NBIB(3)	47.2%/ncm(6)	NA
CLO Equity	72.0	Market quotes	NBIB(3)	0.0% – 52.0%/25.8%	NA
	1.2	Discounted cash flow(7)	Discount rate(8)	9.5% – 17.3%/12.3%	Decrease
	0.1	Liquidation net asset value(5)	NBIB(3)	2.2%/ncm(6)	NA
Equity and Other Investments	0.4	Enterprise value(9)	EBITDA/ Market multiples(10)	$21.4 million/ncm(6) 5.5x – 6.5x/ncm(6)	Increase Increase
Total Fair Value for Level 3 Investments	$261.8

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
March 31, 2020
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

	Quantitative Information about Level 3 Fair Value Measurements
Assets ($ in millions)	Fair Value as of December 31, 2019	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(1)	Impact to Fair Value from an Increase in Input(2)
Senior Secured Notes	$201.9	Market quotes	NBIB(3)	15.0% – 100.3%/86.5%	NA
	38.7	Recent transactions	Actual trade/payoff(4)	92.0% – 100.0%/97.3%	NA
CLO debt	0.8	Market quotes	NBIB(3)	84.1%/ncm(6)	NA
CLO equity	104.5	Market quotes	NBIB(3)	2.0% – 74.0%/43.7%	NA
	11.3	Yield Analysis	Yield	17.3% – 23.9%/19.7%	Decrease
	3.4	Recent transactions	Actual trade/payoff(4)	60.3%/ncm(6)	NA
	1.3	Discounted cash flow(7)	Discount rate(8)	10.1% – 14.7%/11.9%	Decrease
	0.1	Liquidation net asset value(5)	NBIB(3)	2.5%/ncm(6)	NA
Equity and Other Investments	2.8	Enterprise value(9)	EBITDA/ Market multiple(10)	$25.1 million/ncm(6) 5.7x – 6.6x/ncm(6)	Increase Increase
Total Fair Value for Level 3 Investments(11)	$364.8

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

NOTE 4. FAIR VALUE (cont.)

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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2020 and the level of each financial liability within the fair value hierarchy:

($ in millions)	Carrying Value(1)	Fair Value	Level 1	Level 2	Level 3
6.50% Unsecured Notes(2)	$63.1	$48.3	$—	$48.3	$—
6.25% Unsecured Notes(3)	43.4	33.6	—	33.6	—
Total(4)	$106.4	$81.9	$—	$81.9	$—

____________

(1)      Carrying value is net of deferred debt issuance costs. As of March 31, 2020, the total unamortized deferred issuance costs for the 6.50% Unsecured Notes and 6.25% Unsecured Notes was approximately $1.3 million and $1.4 million, respectively.

(2)      For the 6.50% Unsecured Notes, fair value is based upon the closing price on the last day of the period. The 6.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQL”).

(3)      For the 6.25% Unsecured Notes, fair value is based upon the closing price on the last day of the period. The 6.25% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQZ”).

(4)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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

(5)      Totals may not sum due to rounding.

A reconciliation of the fair value of investments for the three months ended March 31, 2020, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Debt	CLO Equity	Equity and Other Investments	Total(2)
Balance at December 31, 2019	$240.5	$0.8	$120.6	$2.8	$364.8
Net realized losses included in earnings	(0.3)	—	—	—	(0.3)
Net unrealized depreciation included in earnings	(37.4)	(0.4)	(45.3)	(2.4)	(85.4)
Accretion of discount	0.3	—	—	—	0.3
Purchases	7.4	—	—	—	7.4
Repayments and Sales	(23.0)	—	—	—	(23.0)
Reductions to CLO Equity cost value(1)	—	—	(2.0)	—	(2.0)
Non-cash interest and dividend income due to PIK	0.1	—	—	—	0.1
Transfers in and/or (out) of Level 3	—	—	—	—	—
Balance at March 31, 2020(2)	$187.6	$0.5	$73.3	$0.4	$261.8
Net change in unrealized depreciation on Level 3 investments still held as of March 31, 2020	$(37.3)	$(0.4)	$(45.3)	$(2.4)	$(85.4)

____________

(1)      Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $6.7 million and the effective yield interest income of approximately $4.8 million.

(2)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

NOTE 4. FAIR VALUE (cont.)

A reconciliation of the fair value of investments for the year ended December 31, 2019, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Debt	CLO Equity	Equity and Other Investments	Total(2)
Balance at December 31, 2018	$282.7	$0.9	$146.8	$14.5	$445.0
Realized losses included in earnings	—	—	(1.2)	(0.5)	(1.7)
Unrealized depreciation included in earnings	(18.1)	(0.1)	(32.4)	(18.9)	(69.5)
Accretion of discount	0.8	—	—	—	0.8
Purchases	28.9	—	25.8	—	54.8
Repayments and Sales	(54.2)	—	(5.6)	—	(59.8)
Reductions to CLO equity cost value(1)	—	—	(12.8)	—	(12.8)
Non-cash interest and dividend income due to PIK	0.4	—	—	7.7	8.0
Transfers in and/or (out) of level 3	—	—	—	—	—
Balance at December 31, 2019(2)	$240.5	$0.8	$120.6	$2.8	$364.8
Net change in unrealized depreciation on Level 3 investments still held as of December 31, 2019(2)	$(19.1)	$(0.1)	$(34.0)	$(19.3)	$(72.5)

____________

(1)      Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $38.0 million and the effective yield interest income of approximately $25.2 million.

(2)      Totals may not sum due to rounding.

A reconciliation of the fair value of investments for the three months ended March 31, 2019, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Debt	CLO Equity	Equity and Other Investments	Total
Balance at December 31, 2018	$282.7	$0.9	$146.8	$14.5	$445.0
Realized losses included in earnings	—	—	(1.3)	—	(1.3)
Unrealized (depreciation) appreciation included in earnings	(4.0)	—	8.2	1.5	5.7
Accretion of discount	0.1	—	—	—	0.1
Purchases	4.4	—	—	—	4.4
Repayments and Sales	(3.4)	—	(0.6)		(4.0)
Reductions to CLO equity cost value(1)	—	—	(1.4)	—	(1.4)
Non-cash interest and dividend income due to PIK	0.1	—	—	—	0.1
Transfers in and/or (out) of Level 3	—	—	—	—	—
Balance at March 31, 2019(2)	$280.0	$0.9	$151.7	$15.9	$448.6
Net change in unrealized (depreciation) appreciation on Level 3 investments still held as of March 31, 2019	$(4.0)	$—	$6.7	$1.4	$4.1

____________

(1)      Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $8.2 million and the effective yield interest income of approximately $6.8 million.

(2)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

NOTE 4. FAIR VALUE (cont.)

The following table shows the fair value of the Company’s portfolio of investments by asset class as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$187.6	71.7%	$240.5	65.9%
CLO Debt	0.5	0.2%	0.8	0.2%
CLO Equity	73.3	28.0%	120.6	33.1%
Equity and Other Investments	0.4	0.1%	2.8	0.8%
Total(1)	$261.8	100.0%	$364.8	100.0%

____________

(1)      Totals may not sum due to rounding.

NOTE 5. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

As of March 31, 2020 and December 31, 2019, respectively, cash, cash equivalents and restricted cash were as follows:

	March 31, 2020	December 31, 2019
Cash	$—	$—
Cash Equivalents	7,825,820	14,410,486
Total Cash and Cash Equivalents	$7,825,820	$14,410,486
Restricted Cash	$—	$2,050,452
Total Cash, Cash Equivalents and Restricted Cash	$7,825,820	$16,460,938

For further details regarding the composition of cash, cash equivalents and restricted cash refer to “Note 3. Summary of Significant Accounting Policies.”

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

NOTE 6. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% immediately after such borrowing. As of March 31, 2020 and December 31, 2019, the Company’s asset coverage for borrowed amounts was 248.4% and 278.6%, respectively.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of March 31, 2020 and December 31, 2019. The fair value of the 6.50% Unsecured Notes and 6.25% Unsecured Notes are based upon the closing price on the last day of the period and are listed on the NASDAQ Global Select Market (trading symbol OXSQL and OXSQZ, respectively). The Credit Facility was fully repaid on March 24, 2020. As of December 31, 2019, the Credit Facility’s fair value represents the par amount of the debt obligation.

	As of
	March 31, 2020			December 31, 2019
($ in millions)	Principal Amount	Carrying Value(1)	Fair Value	Principal Amount	Carrying Value(1)	Fair Value
6.50% Unsecured Notes	$64.4	$63.1	$48.3	$64.4	$63.0	$65.6
Credit Facility	—	—	—	28.1	28.1	28.1
6.25% Unsecured Notes	44.8	43.4	33.6	44.8	43.3	45.6
Total(2)	$109.2	$106.4	$81.9	$137.3	$134.4	$139.3

____________

(1)      Represents the aggregate principal amount outstanding less the unamortized deferred issuance costs. As of March 31, 2020, the total unamortized deferred issuance costs for the 6.25% Unsecured Notes and 6.50% Unsecured Notes was approximately $1.4 million and $1.3 million, respectively. As of December 31, 2019, the total unamortized deferred issuance costs for the Credit Facility, 6.25% Unsecured Noted, and 6.50% Unsecured Notes was approximately $10,000, $1.5 million, and $1.4 million, respectively.

(2)      Totals may not sum due to rounding.

The weighted average stated interest rate and weighted average maturity on the Company’s debt outstanding as of March 31, 2020 were 6.40% and 4.9 years, respectively, and as of December 31, 2019 were 5.94% and 4.2 years, respectively.

The table below summarizes the components of interest expense for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31, 2020
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
6.50% Unsecured Notes	$1,046.0	$81.0	$1,127.0
6.25% Unsecured Notes	699.9	58.1	758.0
Credit Facility(1)	262.2	4.8	267.0
Repo Facility	21.5	—	21.5
Total	$2,029.6	$143.9	$2,173.5

____________

(1)      The Credit Facility was fully repaid on March 24, 2020.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

NOTE 6. BORROWINGS (cont.)

	Three Months Ended March 31, 2019
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
6.50% Unsecured Notes	$1,046.0	$80.1	$1,126.1
Credit Facility	999.0	24.7	1,023.7
Total	$2,045.0	$104.8	$2,149.8

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

The aggregate accrued interest payable on the 6.50% Unsecured Notes as of March 31, 2020 was approximately $12,000. As of March 31, 2020, the Company had unamortized deferred debt issuance costs of approximately $1.3 million relating to the 6.50% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 6.50% Unsecured Notes and are included in interest expense in the consolidated statements of operations. The cash paid and the effective annualized interest rate for the three months ended March 31, 2020 were approximately $1.0 million and 7.02%, respectively. The cash paid and the effective annualized interest rate for the three months ended March 31, 2019 were approximately $1.0 million and 7.09%, respectively.

Notes Payable — 6.25% Unsecured Notes Due 2026

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

The aggregate accrued interest payable on the 6.25% Unsecured Notes as of March 31, 2020 was approximately $0.5 million. As of March 31, 2020, the Company had unamortized deferred debt issuance costs of approximately $1.4 million relating to the 6.25% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 6.25% Unsecured Notes and are included in interest expense in the consolidated statements of operations. The cash paid and the effective annualized interest rate for the three months ended March 31, 2020 were approximately $0.7 million and 6.79%, respectively.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

NOTE 6. BORROWINGS (cont.)

As of March 31, 2020, there was no outstanding principal, or securities sold under the Repo Facility. The Company accrued approximately $21,000 in undrawn fees as of March 31, 2020, which is classified as interest expense on the consolidated statement of operations. The cash paid for undrawn fees for the three months ended March 31, 2020 was approximately $21,000.

Notes Payable — Credit Facility

On June 21, 2018, OXSQ Funding entered into the Credit Facility with Citibank, N.A. Subject to certain exceptions, pricing under the Credit Facility was based on the London Interbank Offered Rate for an interest period equal to three months plus a spread of 2.25% per annum payable quarterly on March 21, June 21, September 21 and December 21. Pursuant to the terms of the credit agreement governing the Credit Facility, OXSQ Funding borrowed approximately $95.2 million. The Credit Facility had a mandatory amortization schedule such that 15.0% of the principal amount outstanding as of June 21, 2018 was due and payable on June 21, 2019. On each payment date occurring thereafter, an additional 6.25% of the remaining principal amount outstanding was due and payable. On June 21, 2020, all remaining principal and accrued and unpaid interest would have been due and payable.

The Credit Facility was collateralized by a pool of loans initially consisting of loans sold by OXSQ to OXSQ Funding. OXSQ could sell and contribute additional loans to OXSQ Funding from time to time. OXSQ acted as the collateral manager of the loans owned by OXSQ Funding, and retained a residual interest through its ownership of OXSQ Funding.

On October 12, 2018, OXSQ Funding amended the Credit Facility with Citibank, N.A. Under the amended Credit Facility, an additional borrowing amount of approximately $37.3 million was made under the same terms as the existing credit agreement. The Company posted additional collateral with a principal amount of approximately $76.4 million. All other existing terms of the Credit Facility remained unchanged.

The Company made partial principal repayments under the Credit Facility for the year ended December 31, 2019 and December 31, 2018 of approximately $57.6 million and $46.8 million, respectively. For the year ended December 31, 2019 and December 31, 2018, the Company recognized a net extinguishment loss of approximately $ 73,000 and $61,000, respectively, which consisted of unamortized deferred debt issuance costs. These costs are recorded within realized losses on extinguishment of debt in the consolidated statements of operations.

The Company made a partial principal repayment under the Credit Facility on March 23, 2020 of approximately $11.0 million and repaid the remaining outstanding principal on March 24, 2020 of approximately $17.1 million. For the three months ended March 31, 2020, the Company recognized a net extinguishment loss of approximately $5,000, which consisted of unamortized deferred debt issuance costs. These costs are recorded within realized losses on extinguishment of debt in the consolidated statements of operations. The cash paid and effective annualized interest rate for the three months ended March 31, 2020 was approximately $0.4 million and 4.09%, respectively. The cash paid and the effective annualized interest rate for the three months ended March 31, 2019 were approximately $1.1 million and 5.07%, respectively.

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
March 31, 2020
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

The following table represents the Base Fee for the three months ended March 31, 2020 and March 31, 2019, respectively:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Base Fee	$1,231,210	$1,626,538

The Base Fee payable to Oxford Square Management as of March 31, 2020 and December 31, 2019 was approximately $1.2 million and $1.5 million, respectively.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

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

From January 1, 2005 through March 31, 2016, the Pre-Incentive Fee Net Investment Income, which was expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, was compared to one-fourth of an annual hurdle rate that was determined as of the immediately preceding December 31st by adding 5.00% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.00%. The annual hurdle used to calculate the Pre-Incentive Fee Net Investment Income for the quarters ended March 31, 2020 and March 31, 2019 were 6.69% and 7.51%, respectively.

The following table represents the Net Investment Income Incentive Fees for each of the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net Investment Income Incentive Fee	$—	$1,156,051

There was no Net Investment Income Incentive Fee payable to Oxford Square Management as of March 31, 2020 and December 31, 2019.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

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

There were no Capital Gains Incentive Fees incurred during the three months ended March 31, 2020 and 2019. There were no accrued Capital Gains Incentive Fees payable to Oxford Square Management as of March 31, 2020 and December 31, 2019.

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

For the three months ended March 31, 2020 and 2019, the Company incurred approximately $0.2 million and $0.2 million respectively, in compensation expenses for the services of employees allocated to the administrative activities of the Company, pursuant to the Administration Agreement with Oxford Funds. Further, the Company incurred approximately $14,000 and $16,000 for facility costs allocated under the Administration Agreement for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was approximately $26,000 payable under the Administration Agreement. As of December 31, 2019, there were no amounts payable under the Administration Agreement.

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
March 31, 2020
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

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from net investment income per share for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net investment income	$6,372,491	$8,363,988
Weighted average common shares outstanding	49,137,570	47,650,959
Net increase in net assets resulting from net investment income per common share	$0.13	$0.18

The following table sets forth the computation of basic and diluted net (decrease)/increase in net assets resulting from operations per share for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net (decrease)/increase in net assets resulting from operations	$(79,358,013)	$12,749,952
Weighted average common shares outstanding	49,137,570	47,650,959
Net (decrease)/increase in net assets resulting from operations per common share	$(1.62)	$0.27

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

NOTE 9. DISTRIBUTIONS (cont.)

The Company has adopted an “opt out” distribution reinvestment plan for its common stockholders. As a result, if the Company makes a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of the Company’s common stock, unless they specifically “opt out” of the distribution reinvestment plan so as to receive cash distributions. During the three months ended March 31, 2020, the Company issued 42,343 shares of common stock for $0.2 million, in connection with the distribution reinvestment plan. During the three months ended March 31, 2019, the Company did not issue any shares of common stock to stockholders in connection with the distribution reinvestment plan. Also during the three months ended March 31, 2020 and 2019, as part of the Company’s dividend reinvestment plan for its common stockholders, the Company’s dividend reinvestment administrator purchased 20,446 shares and 18,790 shares, respectively, of common stock for $0.1 million and $0.1 million, respectively, in the open market to satisfy the reinvestment portion of the Company’s dividends. On January 31, 2020, February 28, 2020 and March 31, 2020, the Company paid distributions of approximately $3.3 million, $3.3 million, and $3.3 million, respectively or $0.067 per share.

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

The tax character of distributions for the three months ended March 31, 2020 represented, on an estimated basis, $0.17 per share from ordinary income and $0.03 per share as a tax return of capital. For the three months ended March 31, 2020, the amounts and sources of distributions reported are only estimates (based on an average of the reported tax character historically) and are not being provided for U.S. tax reporting purposes. Because the Company believes the historical tax characteristics of distributions is the most useful information which is readily available, the Company has used the average of all years from inception of the Company in providing the estimates herein. However, the timing and character of distributions for federal income tax purposes (which are determined in accordance with the U.S. federal tax rules which may differ from GAAP) may be materially different than the historical information the Company used in providing the estimates herein. The final determination of the source of all distributions in 2019 and 2020 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

NOTE 10. NET ASSET VALUE PER SHARE

The Company’s net asset value per share as of March 31, 2020 and December 31, 2019 was $3.32 and $5.12 respectively. In determining the Company’s net asset value per share, the Board determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 11. SHARE ISSUANCE PROGRAM

On August 1, 2019, the Company entered into an Equity Distribution Agreement with Ladenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $150.0 million of the Company’s common stock through an At-the-Market (“ATM”) offering. The Company sold a total of 1,098,277 shares of common stock pursuant to the ATM offering during the three months ended March 31, 2020. The total amount of capital raised net of underwriting fees and offering costs was approximately $5.8 million during the three months ended March 31, 2020.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

NOTE 12. INVESTMENT INCOME

The following table sets forth the components of investment income for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Interest income
Stated interest income	$5,174,745	$6,910,526
Original issue discount and market discount income	285,707	134,992
Payment-in-kind interest income	62,155	89,288
Discount income derived from unscheduled remittances at par	131,648	13,675
Total interest income	$5,654,255	$7,148,481
Income from securitization vehicles	$4,759,070	$6,846,925
Other income
Fee letters	$163,851	$101,800
Loan prepayment and bond call fees	200,000	—
All other fees	47,512	127,908
Total other income	$411,363	$229,708
Total investment income	$10,824,688	$14,225,114

The 1940 Act requires that a BDC offer significant managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three months ended March 31, 2020 and 2019, respectively, the Company received no fee income for managerial assistance.

NOTE 13. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote. As of March 31, 2020, the Company did not have any commitments to purchase additional debt investments.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

NOTE 14. FINANCIAL HIGHLIGHTS

Financial highlights for the three months ended March 31, 2020 and 2019, respectively, are as follows:

Per Share Data	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net asset value as of beginning of period	$5.12	$6.60
Net investment income(1)	0.13	0.18
Net realized and unrealized (losses)/gains(2)	(1.73)	0.09
Net (decrease)/increase in net asset value from operations	(1.60)	0.27
Distributions per share from net investment income	(0.17)	(0.17)
Tax return of capital distributions(3)	(0.03)	(0.03)
Total distributions	(0.20)	(0.20)
Effect of shares issued/repurchased, gross	—	—
Net asset value at end of period	$3.32	$6.67
Per share market value at beginning of period	$5.44	$6.47
Per share market value at end of period	$2.55	$6.50
Total return based on Market Value(4)	(50.73)%	3.55%
Total return based on Net Asset Value(5)	(31.25)%	4.09%
Shares outstanding at end of period	49,589,607	47,650,959

Ratios/Supplemental Data(8)
Net assets at end of period (000’s)	$164,739	$317,944
Average net assets (000’s)	207,092	316,334
Ratio of operating expenses to average net assets(6)	8.60%	7.41%
Ratio of net investment income to average net assets(6)	12.31%	10.58%
Portfolio turnover rate(7)	2.17%	0.91%

____________

(1)      Represents per share net investment income for the period, based upon weighted average shares outstanding.

(2)      Net realized and unrealized (losses)/gains include rounding adjustments to reconcile change in net asset value per share.

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

(4)      Total return based on market value equals the increase or decrease of ending market value over beginning market value, plus distributions, assuming distribution reinvestment prices obtained under the Company’s distribution reinvestment plan, excluding any discounts, divided by the beginning market value. Total return is not annualized.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

NOTE 14. FINANCIAL HIGHLIGHTS (cont.)

(8)      The following table provides supplemental performance ratios (annualized) measured for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Ratio of operating expenses to average net assets:
Operating expenses before incentive fees	8.60%	5.95%
Net investment income incentive fees	—%	1.46%
Ratio of expenses, excluding interest expense	4.40%	4.69%

NOTE 15. RISKS AND UNCERTAINTIES

The U.S. capital markets are experiencing a period of extreme volatility and disruption. In December 2019, a novel strain of coronavirus (also known as “COVID-19”) surfaced in China and has since been detected in numerous countries, including the United States. COVID-19 spread quickly and has been identified as a global pandemic by the World Health Organization. In response, governmental authorities have imposed restrictions on travel and the temporary closure of many corporate offices, retail stores, restaurants and manufacturing facilities and factories in affected jurisdictions, including, beginning in March 2020, in the United States. The pandemic and the resulting economic dislocations have had adverse consequences for the business operations of some of the Company’s portfolio companies and CLO investments and have adversely affected, and threaten to continue to adversely affect, the Company’s operations. The operational and financial performance of the portfolio companies in which the Company makes investments depends on future developments, including the duration and spread of the outbreak, and such uncertainty may in turn impact the valuation of its investments.

Although it is difficult to predict the extent of the impact of the COVID-19 outbreak on the underlying CLO vehicles the Company invests in, the failure by a CLO vehicle to satisfy certain financial covenants, including with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event that a CLO vehicle fails certain tests, holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. Separately, the Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting CLO vehicle or any other investment we may make. If any of these occur, it could materially and adversely affect the Company’s operating results and cash flows.

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

The interests the Company has acquired in CLO vehicles are generally thinly traded or have only a limited trading market. CLO vehicles are typically privately offered and sold, even in the secondary market. As a result, investments in CLO vehicles may be characterized as illiquid securities. In addition to the general risks associated with investing in debt securities, CLO vehicles carry additional risks, including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the fact that the Company’s investments in CLO tranches will likely be subordinate to other senior classes of note tranches thereof; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLO vehicle or unexpected investment results. The Company’s net asset value may also decline over time if the Company’s principal recovery with respect to CLO equity investments is less than the price that the Company paid for those investments.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

NOTE 15. RISKS AND UNCERTAINTIES (cont.)

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Oxford Square Capital Corp., our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

•        our future operating results, including our ability to achieve objectives as a result of the current COVID-19 pandemic;

•        our business prospects and the prospects of our portfolio companies;

•        the impact of investments that we expect to make;

•        our contractual arrangements and relationships with third parties;

•        the dependence of our future success on the general economy and its impact on the industries in which we invest and the impact of the COVID-19 pandemic thereon;

•        the impact of any protracted decline in the liquidity of credit markets on our business and the impact of the COVID-19 pandemic thereon;

•        our future operating results and impacts of the COVID-19 pandemic thereon;

•        the ability of our portfolio companies and CLO investments to achieve their objectives, including as a result of the current COVID-19 pandemic;

•        the valuation of our investments in portfolio companies and CLOs, particularly those having no liquid trading market, and the impact of the COVID-19 pandemic thereon;

•        market conditions and our ability to access alternative debt markets and additional debt and equity capital, and the impact of the COVID-19 pandemic thereon;

•        our expected financings and investments;

•        the adequacy of our cash resources and working capital;

•        the timing of cash flows, if any, from the operations of our portfolio companies and CLO investments the impact of the COVID-19 pandemic thereon; and

•        the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments and the impacts of the COVID-19 pandemic thereon.

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•        an economic downturn, including as a result of the current COVID-19 pandemic, could impair our portfolio companies’ and CLO investments ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies and CLO investments;

•        a contraction of available credit and/or an inability to access the equity markets, including as a result of the current COVID-19 pandemic, could impair our lending and investment activities;

•        interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy;

•        currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and

•        the risks, uncertainties and other factors we identify in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019, and elsewhere in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

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

OVERVIEW

Our investment objective is to maximize our portfolio’s total return. Our primary focus is to seek an attractive risk-adjusted total return by investing primarily in corporate debt securities and in collateralized loan obligation (“CLO”), which are structured finance investments that own corporate debt securities. CLO investments may also include warehouse facilities, which are early-stage CLO vehicles intended to aggregate loans that may be used to form the basis of a traditional CLO vehicle. We operate as a closed-end, non-diversified management investment company and have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We have elected to be treated for tax purposes as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our 2003 taxable year.

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

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of March 31, 2020, our debt investments had stated interest rates of between 4.49% and 10.85% and maturity dates of between 14 and 136 months. In addition, our total portfolio had a weighted average annualized yield on debt investments of approximately 8.77% as of March 31, 2020.

The weighted average annualized yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average annualized yield was computed using the effective interest rates as of March 31, 2020, including accretion of original issue discount (“OID”). There can be no assurance that the weighted average annualized yield will remain at its current level.

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

During the quarter ended March 31, 2020, the U.S. loan market exhibited a heightened level of volatility. While U.S. loan prices remained relatively stable throughout February 2020, the increasingly negative sentiment associated with the economic ramifications of the rapid spread of COVID-19 led to a precipitous decline in U.S. loan prices during March 2020, with the S&P/LSTA Leveraged Loan Index declining to a low of 76.23% of par value on March 23, 2020 and ending March 31, 2020 at 82.85% of par value. As of March 31, 2020, the Company’s Board of Directors approved the fair value of the Company’s investment portfolio of approximately $261.8 million in good faith in accordance with the Company’s valuation procedures. The Company’s Board of Directors approved the fair value of the Company’s investment portfolio as of March 31, 2020 with input from Oxford Square Management based on information available at the time of approval, including trailing data and forward looking data. We believe that the COVID-19 pandemic represents an extraordinary circumstance that materially impacts the fair value of the Company’s investments. As a result, the fair value of the Company’s portfolio investments may be further negatively impacted after March 31, 2020 by circumstances and events that are not yet known.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. We consider the attributes of current market conditions on an ongoing basis and have determined that due to the general illiquidity of the market for our investment portfolio, whereby little or no market data exists, all of our investments are based upon “Level 3” inputs as of March 31, 2020.

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

Collateralized Loan Obligations — Debt and Equity

We have acquired a number of debt and equity positions in CLO investment vehicles and CLO warehouse investments. These investments are special purpose financing vehicles. In valuing such investments, we consider the indicative prices provided by a recognized industry pricing service as a primary source, and the implied yield of such prices, supplemented by actual trades executed in the market at or around period-end, as well as the indicative prices provided by the broker who arranges transactions in such investment vehicles. We also consider those instances in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require a downward adjustment to the indicative price representing substantially all of the pending distribution. Additional factors include any available information on other relevant transactions including firm bids and offers in the market and information resulting from bids-wanted-in-competition. In addition, we consider the operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults, if any. In periods of illiquidity and volatility, we may rely more heavily on other metrics, including but not limited to, the collateral manager, time left in the reinvestment period, expected cash flows and overcollateralization ratios, instead of the Company’s generated valuation yields. Oxford Square Management or the Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation process of CLO investment vehicles. All information is presented to our Board for its determination of fair value of these investments.

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

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. We generally restore non-accrual loans to accrual status when past due principal and interest is paid and, in our judgment, is likely to remain current. As of March 31, 2020 and December 31, 2019, we had two debt investments on non-accrual status.

Interest income also includes a payment-in-kind (“PIK”) provision on certain investments in our portfolio. Refer to the section below, “Payment-In-Kind,” for a description of the PIK provision and its impact on interest income.

Payment-In-Kind

We have debt and preferred equity investments in our portfolio which contain a contractual PIK provision. Certain PIK investments offer issuers the option at each payment date of making payments in cash or additional securities. PIK interest and preferred equity dividends are computed at the contractual rate is accrued into income and recorded as interest and dividend income, respectively. The PIK amounts are added to the principal balance on the capitalization date. Upon capitalization, the PIK component is subject to the fair value estimates associated with their related investments. At the point we believe the PIK is not fully expected to be realized, the PIK investment will be placed on non-accrual status. PIK investments on non-accrual status are restored to accrual status once it becomes probable that PIK will be realized. For the quarter ended March 31, 2020, no PIK preferred equity dividends were recognized as dividend income as they were not expected to be fully realized.

Income from Securitization Vehicles and Investments

Income from investments in the equity class securities of CLO vehicles (typically income notes or subordinated notes) is recorded using the effective interest method in accordance with the provisions of ASC 325-40, based upon estimated cash flows, their expected timing and expected redemption, including those CLO equity investments that have not made their inaugural distribution for the relevant period end. We monitor the expected residual payments, and effective yield is determined and updated periodically, as needed. Accordingly, investment income recognized on CLO equity securities in the consolidated statement of operations differs from both the tax-basis investment income and from the cash distributions actually received by us during the period.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $261.8 million and $364.8 million as of March 31, 2020 and December 31, 2019, respectively. The decrease in the value of investments during the three month period ended March 31, 2020 was due primarily to net unrealized depreciation on our investment portfolio of approximately $85.4 million (which incorporates reductions to CLO equity cost value of $2.0 million) and debt repayments and sales of securities totaling approximately $23.0 million partially offset by purchases of investments of approximately $7.4 million. A reconciliation of the investment portfolio for the three months ended March 31, 2020 and the year ended December 31, 2019 follows:

($ in millions)	March 31, 2020	December 31, 2019
Beginning investment portfolio	$364.8	$445.0
Portfolio investments acquired	7.4	54.8
Debt repayments	(12.0)	(43.9)
Sales of securities	(11.1)	(15.9)
Reductions to CLO equity cost value(1)	(2.0)	(12.8)
Non-cash interest income due to PIK	0.1	8.0
Accretion of discounts on investments(2)	0.3	0.8
Net change in unrealized appreciation/depreciation on investments	(85.4)	(69.5)
Net realized losses on investments	(0.3)	(1.7)
Ending investment portfolio	$261.8	$364.8

____________

(1)      For the three months ended March 31, 2020, reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received for the three months ended March 31, 2020, of approximately $6.7 million and the effective yield interest income of approximately $4.8 million. For the year ended December 31, 2019, reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received for the year ended December 31, 2019, of approximately $38.0 million and the effective yield interest income of approximately $25.2 million.

(2)      Includes rounding adjustment to reconcile ending investment portfolio as of March 31, 2020 and December 31, 2019.

During the three months ended March 31, 2020 we purchased approximately $7.4 million in portfolio investments, which represented an additional investment in an existing portfolio company. During the year ended December 31, 2019, we purchased approximately $54.8 million in portfolio investments, including additional investments of approximately $14.3 million in existing portfolio companies and approximately $40.4 million in new portfolio companies.

In certain instances, we receive investment proceeds based on the scheduled amortization of the outstanding loan balances and from the sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

For the three months ended March 31, 2020 and the year ended December 31, 2019, we recognized proceeds from the sales of securities of approximately $11.1 million and $15.9 million, respectively. Also, during the three months ended March 31, 2020 and the year ended December 31, 2019, we had debt repayments of approximately $12.0 million and $43.9 million, respectively.

As of March 31, 2020, we had investments in debt securities of, or loans to, 20 portfolio companies, with a fair value of approximately $188.0 million, and equity investments of approximately $73.7 million. For the three months ended March 31, 2020, our debt and preferred stock investments included approximately $0.1 million in PIK interest/dividends, which, as described in “— Overview” above, is added to the carrying value of our investments, reduced by repayments of principal.

As of December 31, 2019, we had investments in debt securities of, or loans to, 21 portfolio companies, with a fair value of approximately $241.4 million, and equity investments of approximately $123.4 million. For the year ended December 31, 2019, our debt and preferred stock investments included approximately $8.0 million in PIK interest/dividends, which, as described in “— Overview” above, is added to the carrying value of our investments, reduced by repayments of principal.

The following table indicates the quarterly portfolio investment activity for the past five quarters:

Three Months Ended ($ in millions)	Purchases of Investments	Debt Repayments	Reductions to CLO Equity Cost(1)	Sales of Investments
March 31, 2020	$7.4	$12.0	$2.0	$11.1
Total 2020	$7.4	$12.0	$2.0	$11.1
December 31, 2019	$3.9	$19.7	$5.5	$—
September 30, 2019	—	0.2	3.2	4.9
June 30, 2019	46.4	23.5	2.6	7.4
March 31, 2019	4.4	0.4	1.4	3.6
Total 2019(2)	$54.8	$43.9	$12.8	$15.9

____________

(1)      Represents reductions to CLO equity cost value (representing distributions received, or entitled to be received, in excess of effective yield interest income).

(2)      Totals may not sum due to rounding.

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$187.6	71.7%	$240.5	65.9%
CLO Debt	0.5	0.2%	0.8	0.2%
CLO Equity	73.3	28.0%	120.6	33.1%
Equity and Other Investments	0.4	0.1%	2.8	0.8%
Total(1)	$261.8	100.0%	$364.8	100.0%

____________

(1)      Totals may not sum due to rounding.

Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2020, we held qualifying assets that represented 73.0% of our total assets. No additional non-qualifying assets were acquired during the periods when qualifying assets were less than 70.0% of the total assets.

The following table shows our portfolio of investments by industry at fair value, as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	($ in millions)		($ in millions)
Structured finance(1)	$73.8	28.3%	$121.4	33.3%
Healthcare	49.0	18.7%	59.6	16.3%
Business services	44.3	16.9%	59.3	16.3%
Software	30.9	11.8%	40.2	11.0%
Telecommunication services	13.6	5.2%	14.5	4.0%
Financial intermediaries	12.4	4.7%	21.2	5.8%
Logistics	11.0	4.2%	12.7	3.5%
Utilities	10.2	3.9%	12.2	3.3%
Diversified insurance	6.4	2.4%	9.9	2.7%
Education	5.1	2.0%	5.6	1.5%
Aerospace and defense	4.7	1.8%	5.4	1.5%
IT consulting	0.4	0.1%	2.8	0.8%
Total(2)	$261.8	100.0%	$364.8	100.0%

____________

(1)      Reflects our debt and equity investments in CLOs as of March 31, 2020 and December 31, 2019, respectively.

(2)      Totals may not sum due to rounding.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of March 31, 2020 and December 31, 2019, our portfolio had a weighted average grade of 2.2 and 2.2, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities and investments in CLOs are not graded.

At March 31, 2020 and December 31, 2019, our debt investment portfolio was graded as follows:

		March 31, 2020
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		($ in millions)		($ in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	191.1	73.8%	152.2	80.9%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	42.4	16.4%	30.7	16.3%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	25.5	9.8%	5.1	2.8%
	Total	$259.0	100.0%	$188.0	100.0%

	($ in millions)	December 31, 2019
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	206.6	75.3%	200.5	83.1%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	42.5	15.5%	35.1	14.5%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	10.2	3.7%	3.6	1.5%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	15.0	5.5%	2.3	0.9%
	Total(1)	$274.2	100.0%	$241.4	100.0%

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

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended March 31, 2020 to the three months ended March 31, 2019.

Investment Income

Investment income for the three months ended March 31, 2020 and March 31, 2019 was approximately $10.8 million and $14.2 million, respectively, reflecting a decrease of approximately $3.4 million. The following tables set forth the components of investment income for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Interest income
Stated interest income	$5,174,745	$6,910,526
Original issue discount and market discount income	285,707	134,992
Payment-in-kind interest income	62,155	89,288
Discount income derived from unscheduled remittances at par	131,648	13,675
Total interest income	$5,654,255	$7,148,481
Income from securitization vehicles	$4,759,070	$6,846,925
Other income
Fee letters	$163,851	$101,800
Loan prepayment and bond call fees	200,000	—
All other fees	47,512	127,908
Total other income	$411,363	$229,708
Total investment income	$10,824,688	$14,225,114

The decrease in total investment income was primarily due to a decrease in income from securitization vehicles of approximately $2.1 million and stated interest income of approximately $1.7 million. The total principal value of income producing debt investments as of March 31, 2020 and March 31, 2019 was approximately $233.5 million and $298.1 million, respectively.

As of March 31, 2020, our debt investments had stated interest rates of between 4.49% and 10.85% and maturity dates of between 14 and 136 months compared to stated interest rates of 6.02% to 13.14% and maturity dates between 26 and 148 months as of March 31, 2019. In addition, our total debt portfolio had a weighted average yield on debt investments of approximately 8.77% as of March 31, 2020, compared to approximately 9.80% as of March 31, 2019. As of March 31, 2020, two debt investments were on non-accrual status with a combined fair value of approximately $5.2 million and total principal value of approximately $25.5 million.

Income from securitization vehicles for the three months ended March 31, 2020 and March 31, 2019 was approximately $4.8 million and $6.8 million, respectively. The total principal outstanding on our investments in CLOs as of March 31, 2020 and March 31, 2019 was approximately $282.8 million and $254.4 million, respectively. The weighted average yield on CLO equity investments as of March 31, 2020 and March 31, 2019 was approximately 9.7% and 14.6%, respectively.

Operating Expenses

Total expenses for the three months ended March 31, 2020 and 2019 were approximately $4.5 million and $5.9 million, respectively. These amounts consisted of base management fees, interest expense, professional fees, compensation expense, general and administrative expenses, and incentive fees.

Expenses before incentive fees for the three months ended March 31, 2020 were approximately $4.5 million, which decreased by approximately $0.3 million from the quarter ended March 31, 2019, largely attributable to lower base management fees. The base management fee for the three months ended March 31, 2020 was approximately $1.2 million compared with $1.6 million for the three months ended March 31, 2019. The decrease was due largely to a decline in the weighted average gross assets.

Interest expense for the three months ended March 31, 2020 was approximately $2.2 million, which relates to our 6.25% unsecured notes due 2026 (the “6.25% Unsecured Notes”), 6.50% unsecured notes due 2024 (the “6.50% Unsecured Notes”) and the credit facility entered into between Oxford Square Funding 2018, LLC, a special purpose vehicle and wholly-owned subsidiary of OXSQ, and Citibank, N.A. (the “Credit Facility”), compared to interest expense of approximately $2.1 million for the three months ended March 31, 2019. The increase in interest expense is primarily due to the issuance of the 6.25% Unsecured Notes on April 3, 2019, partially offset by lower interest expense on the Credit Facility over the respective periods. The Credit Facility was fully repaid on March 24, 2020.

Professional fees, consisting of legal, consulting, valuation, audit and tax fees, were approximately $0.5 million for the quarter ended March 31, 2020, compared to approximately $0.4 million for the quarter ended March 31, 2019. This increase is primarily due to higher audit and legal expenses during the quarter.

Compensation expenses were approximately $0.2 million for the three months ended March 31, 2020, compared to approximately $0.2 million for the three months ended March 31, 2019, reflecting the allocation of compensation expenses for the services of our Chief Financial Officer, accounting personnel, and other administrative support staff.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $0.4 million for the three months ended March 31, 2020, compared to approximately $0.3 million for the three months ended March 31, 2019. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

There was no net investment income incentive fee recorded for the three months ended March 31, 2020, compared to $1.2 million for the three months ended March 31, 2019. The net investment income incentive fee for the three months ended March 31, 2020 was fully reduced to zero due to the Total Return Requirement as described in “Note 7. Related Party Transactions” in the notes to our consolidated financial statements.

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

The capital gains incentive fee expense, as reported under GAAP, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the three months ended March 31, 2020 and March 31, 2019, no accrual was required as a result of the impact of accumulated net unrealized depreciation and net realized losses on our portfolio.

The amount of the capital gains incentive fee which will actually be payable is determined in accordance with the terms of the Investment Advisory Agreement and is calculated as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). The terms of the Investment Advisory Agreement state that the capital gains incentive fee calculation is based on net realized gains, if any, offset by gross unrealized depreciation for the calendar year. No effect is given to gross unrealized appreciation in this calculation. For the three months ended March 31, 2020 and March 31, 2019, such an accrual was not required under the terms of the Investment Advisory Agreement.

Realized and Unrealized Gains/Losses on Investments

For the three months ended March 31, 2020, we recognized net realized losses on investments of approximately $0.3 million, which primarily reflects the loss from the sale of several senior secured loan investments.

For the three months ended March 31, 2020, our net change in unrealized depreciation was approximately $85.4 million, composed of $0.1 million in gross unrealized appreciation, $85.5 million in gross unrealized depreciation. This includes net unrealized appreciation of approximately $2.0 million as a result of reductions to the cost value of our CLO equity investments under the effective yield accounting methodology, whereby the cost value of the respective investments are reduced by the excess of actual cash received and record date distributions to be received over the calculated income using the effective yield. The increase in net unrealized depreciation for the three months ended March 31, 2020 was due primarily to the negative economic impact and the increased uncertainty caused by COVID-19.

The most significant components of the net change in unrealized depreciation during the three months ended March 31, 2020 were as follows (in millions):

Portfolio Company	Net Change in Unrealized Depreciation
Sound Point CLO XVI, Ltd.	$7.9
Cedar Funding II CLO, Ltd.	4.4
Quest Software, Inc.	4.2
Nassau 2019-I Ltd.	4.2
Shift4 Payments, LLC (f/k/a Lighthouse Network, LLC)	3.9
Net all other	60.8
Total	$85.4

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

The most significant components of the net change in unrealized appreciation and depreciation during the three months ended March 31, 2019 were as follows (in millions):

Portfolio Company	Net Change in Unrealized Appreciation (Depreciation)
KVK CLO 2013-2, Ltd..	$1.5
Unitek Global Services, Inc..	1.5
Cedar Funding II CLO, Ltd..	1.4
AMMC CLO XII, Ltd..	1.2
Premiere Global Services, Inc..	(5.5)
Net all other	5.6
Total	$5.7

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the three months ended March 31, 2020 and March 31, 2019 was approximately $6.4 million and $8.4 million, respectively. The decrease in investment income was partially offset by a decrease in total expenses over the period.

For the three months ended March 31, 2020, the net increase in net assets resulting from net investment income per common share was $0.13 (basic and diluted), compared to the net increase in net assets resulting from net investment income per share of $0.18 (basic and diluted) for the three months ended March 31, 2019.

Net Increase/Decrease in Net Assets Resulting from Operations

Net decrease in net assets resulting from operations for the three months ended March 31, 2020 was approximately $79.4 million compared with a net increase in net assets resulting from operations of approximately $12.7 million for the three months ended March 31, 2019. This decrease was largely due to unrealized depreciation on investments of $85.4 million for the three months ended March 31, 2020.

For the three months ended March 31, 2020, the net decrease in net assets resulting from operations per common share was $1.62 (basic and diluted), compared to a net increase in net assets resulting from operations per share of approximately $0.27 (basic and diluted) for the three months ended March 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020, cash and cash equivalents were approximately $7.8 million as compared to approximately $14.4 million as of December 31, 2019. For the three months ended March 31, 2020, net cash provided by operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $23.4 million, largely reflecting proceeds from principal repayments and sales of investments of approximately $21.3 million and net change in unrealized depreciation of $85.4 million offset by purchases of investments of $7.4 million. For the three months ended March 31, 2020, net cash used in financing activities was approximately $32.0 million, reflecting the distribution of dividends and repayment of the Credit Facility partially offset by proceeds from the issuance of common stock.

From time to time, we may seek to retire, repurchase, or exchange our debt and equity securities in open market purchases or by other means dependent on market conditions, liquidity, contractual obligations, and other matters.

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2020 is as follows:

		Payments Due by Period
Contractual obligations ($ in millions)	Principal Amount	Less than 1 year		1 – 3 years		3 – 5 years	More than 5 years
Long-term debt obligations:
6.50% Unsecured Notes	$64.4		$—		$—	$64.4	$—
6.25% Unsecured Notes	44.8		—		—	—	44.8
	$109.2	$		$		$64.4	$44.8

Refer to “Note 6. Borrowings” in the notes to our consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any commitments to purchase additional investments. On October 18, 2019, the Company entered into a $10 million repurchase transaction facility (the “Repo Facility”) with Nomura Securities International, Inc. (“Nomura”). Pursuant to the Master Repurchase Agreement (“MRA”) and a transaction facility confirmation, the Company may sell securities to Nomura from time to time with a corresponding repurchase obligation at an agreed-upon price 30 to 60 days after the sale date (“Reverse Repo”). The Repo Facility has a funding cost of 1-month LIBOR plus 2.05% per annum for each Reverse Repo transaction and is subject to a facility fee of 0.85% per annum on the full $10 million facility amount. The Repo Facility expires on October 18, 2020, subject to optional termination or extension that is mutually agreed. The Company accounts for these Reverse Repo transactions as secured financings for financial reporting purposes in accordance with GAAP. As of March 31, 2020, there was no outstanding principal, or securities sold under the Repo Facility. The Company accrued approximately $21,000 in undrawn fees as of March 31, 2020, which is classified as interest expense on the consolidated statement of operations.

Share Issuance Program

On August 1, 2019, we entered into an Equity Distribution Agreement with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $150.0 million of the Company’s common stock through an At-the-Market (“ATM”) offering. We sold a total of 1,098,277 shares of common stock pursuant to the ATM offering during the three months ended March 31, 2020. The total amount of capital raised net of underwriting fees and offering costs was approximately $5.8 million during the three months ended March 31, 2020. We sold a total of 1,873,080 shares of common stock and received total net proceeds of approximately $10.2 million under the ATM program since August 1, 2019.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, as of March 31, 2020, we were only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 150%, immediately after such borrowing. As of March 31, 2020, our asset coverage for borrowed amounts was 248.4%.

On April 6, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, the Company’s asset coverage requirements for senior securities was changed from 200% to 150%, effective as of April 6, 2019.

The weighted average stated interest rate and weighted average maturity on our debt outstanding as of March 31, 2020 were 6.40% and 4.9 years, respectively, and as of December 31, 2019 were 5.94% and 4.2 years, respectively.

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

On June 21, 2018, OXSQ Funding, a special purpose vehicle and wholly-owned subsidiary of OXSQ, entered into the Credit Facility with Citibank, N.A. Subject to certain exceptions, pricing under the Credit Facility was based on the London Interbank Offered Rate for an interest period equal to three months plus a spread of 2.25% per annum payable quarterly on March 21, June 21, September 21 and December 21. Pursuant to the terms of the credit agreement governing the Credit Facility, OXSQ Funding borrowed approximately $95.2 million. The Credit Facility had a mandatory amortization schedule such that 15.0% of the principal amount outstanding as of June 21, 2018 was due and payable on June 21, 2019. On each payment date occurring thereafter, an additional 6.25% of the remaining principal amount outstanding was due and payable. On October 12, 2018, OXSQ Funding amended the Credit Facility with Citibank, N.A., and an additional borrowing amount of approximately $37.3 million was made under the same terms as the existing credit agreement. We made partial principal repayments under the Credit Facility for the year ended December 31, 2019 and December 31, 2018 of approximately $57.6 million and $46.8 million, respectively. We also made a partial principal repayment under the Credit Facility on March 23, 2020 of approximately $11.0 million and repaid the remaining outstanding principal on March 24, 2020 of approximately $17.1 million.

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

For the quarter ended March 31, 2020, management estimated that a tax return of capital occurred of approximately $0.03 per share. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure stockholders that they will receive any distributions.

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

The following table reflects the cash distributions, including distributions reinvested, if any, per share that our Board has declared on our common stock since the beginning of 2019:

Date Declared(2)	Record Date	Payment Date	Total Distributions		GAAP Net Investment Income			Distributions in excess of/ (less than) GAAP net investment income
Fiscal 2020
February 24, 2020	June 15, 2020	June 30, 2020	$0.067		$	N/A		$—
February 24, 2020	May 14, 2020	May 29, 2020	0.067			N/A		—
February 24, 2020	April 15, 2020	April 30, 2020	0.067			N/A		—
Total (Second Quarter 2020)			0.201			—(4)		—

October 25, 2019	March 17, 2020	March 31, 2020	0.067			N/A		—
October 25, 2019	February 14, 2020	February 28, 2020	0.067			N/A		—
October 25, 2019	January 17, 2020	January 31, 2020	0.067			N/A		—
Total (First Quarter 2020)			0.201			0.13		0.07

Fiscal 2019(1)
July 25, 2019	December 18, 2019	December 31, 2019	$0.067		$	N/A		$—
July 25, 2019	November 15, 2019	November 29, 2019	0.067			N/A		—
July 25, 2019	October 21, 2019	October 31, 2019	0.067			N/A		—
Total (Fourth Quarter 2019)			0.201			0.18		0.02

April 23, 2019	September 23, 2019	September 30, 2019	0.067			N/A		—
April 23, 2019	August 23, 2019	August 30, 2019	0.067			N/A		—
April 23, 2019	July 24, 2019	July 31, 2019	0.067			N/A		—
Total (Third Quarter 2019)			0.201			0.19		0.01

February 22, 2019	June 21, 2019	June 28, 2019	0.067			N/A		—
February 22, 2019	May 24, 2019	May 31, 2019	0.067			N/A		—
February 22, 2019	April 23, 2019	April 30, 2019	0.067			N/A		—
Total (Second Quarter 2019)			0.201			0.27		(0.07)

February 22, 2019	March 15, 2019	March 29, 2019	0.200			0.18		0.02
Total (First Quarter 2019)			0.200			0.18		0.02
Total (2019)			$0.803	(1)		$0.81	(3)	$(0.01	)(3)

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

(2)      For the months ended April 30, 2019 through June 30, 2020, the Board declared monthly distributions in lieu of quarterly distributions.

(3)      Totals may not sum due to rounding.

(4)      We have not yet reported investment income for this period.

Related Parties

We have entered into the Investment Advisory Agreement with Oxford Square Management. Oxford Square Management is controlled by Oxford Funds, its managing member. In addition to Oxford Funds, Oxford Square Management is owned by Charles M. Royce, a member of our Board, who holds a minority, non-controlling interest in Oxford Square Management as a non-managing member. Oxford Funds, as the managing member of Oxford Square Management, manages the business and internal affairs of Oxford Square Management. In addition, Oxford Funds provides us with office facilities and administrative services pursuant to the Administration Agreement.

Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, at Oxford Bridge Management, LLC, the investment adviser to Oxford Bridge, LLC, Oxford Bridge II, LLC, Oxford Gate Master Fund, LLC, Oxford Gate, LLC, and Oxford Gate (Bermuda) LLC, private funds that invest principally in the equity of CLOs. Oxford Funds is the managing member of Oxford Bridge Management, LLC. In addition, Bruce L. Rubin serves as the Chief Financial Officer and Gerald Cummins serves as the Chief Compliance Officer, of each of Oxford Bridge Management, LLC and Oxford Gate Management, LLC.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2020, all of our debt investments in our portfolio were at variable rates. As of March 31, 2020, we had two debt investments on non-accrual status. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors. Our net investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.

Based on our consolidated statements of assets and liabilities as of March 31, 2020, the following table shows the annualized impact on investment income of hypothetical base rate changes in interest rates for our settled investments (considering interest rate floors for floating rate instruments), excluding CLO equity investments. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2020. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2020, and are only adjusted for assumed changes in the underlying base interest rates. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

Hypothetical Change in Interest Rates	Estimated Percentage change in Investment Income
Up 100 basis points	5.4%
Up 200 basis points	10.8%
Up 300 basis points	16.2%
Down 25 basis points	(1.3)%

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

ITEM 4.     CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2020 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factors set forth below, there have been no material changes during the three months ended March 31, 2020, to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, in December 2019, a novel strain of coronavirus (also known as “COVID-19”) surfaced in China and has since spread to other countries, including the United States, which has resulted in restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the affected jurisdictions. In addition to these developments having adverse consequences for us, our portfolio companies and the portfolio companies held within our CLOs have been, and could continue to be, adversely impacted, including through quarantine measures and travel restrictions imposed on its personnel or service providers based or temporarily located in affected countries, or any related health issues of such personnel or service providers. As the potential impact of COVID-19 is difficult to predict, the extent to which COVID-19 could negatively affect our and our portfolio companies’ operating results or the duration of any potential business or supply-chain disruption, is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

We are currently operating in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this quarterly report or incorporated herein by reference, including the COVID-19 pandemic described above. For example, if the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our stockholders. If we are unable to satisfy the asset coverage test applicable to us under the 1940 Act as a business development company or if we violate certain covenants under our existing or future credit facilities or other leverage, we may be limited in our ability to make distributions. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.

Due to the recent COVID-19 pandemic, shares of BDCs have traded below their respective NAVs. If our shares of common stock trade at a discount from NAV, it could limit our ability to raise equity capital.

As a result of the COVID-19 pandemic, the stocks of BDCs as an industry, including shares of our common stock, have traded below NAV, at or near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. If our common stock trades below its NAV, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our NAV could decrease and our level of distributions could be impacted.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Equity Securities

While we did not engage in unregistered sales of equity securities during the three months ended March 31, 2020, we issued 42,343 shares of common stock under our distribution reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value for the shares of common stock issued under the distribution reinvestment plan during the three months ended March 31, 2020 was $0.2 million. Also during the three months ended March 31, 2020, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment administrator purchased 20,446 shares of our common stock for $0.1 million in the open market to satisfy the reinvestment portion of our dividends.

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

OXFORD SQUARE CAPITAL CORP.
Date: April 29, 2020	By:	/s/ Jonathan H. Cohen
Jonathan H. Cohen Chief Executive Officer (Principal Executive Officer)
Date: April 29, 2020	By:	/s/ Bruce L. Rubin
Bruce L. Rubin Chief Financial Officer (Principal Accounting Officer)