Form 10-Q
period 2020-06-30
Oxford Square Capital Corp.
filed 2020-07-29
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
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

_______________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of July 28, 2020, was 49,589,607.

OXFORD SQUARE CAPITAL CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Non-affiliated/non-control investments (cost: $440,310,808 and $467,828,907, respectively)	$270,187,580	$361,985,203
Affiliated investments (cost: $16,836,822 and $16,836,822, respectively)	634,089	2,816,790
Cash equivalents	20,061,813	14,410,486
Restricted cash	—	2,050,452
Interest and distributions receivable	1,090,287	3,480,036
Other assets	776,759	523,626
Total assets	$292,750,528	$385,266,593
LIABILITIES
Notes payable – 6.50% Unsecured Notes (net of deferred issuance costs of $1,218,751 and $1,380,658, respectively)	$63,151,474	$62,989,567
Notes payable – 6.25% Unsecured Notes (net of deferred issuance costs of $1,360,619 and $1,476,878, respectively)	43,430,131	43,313,872
Notes payable – Credit Facility (net of deferred issuance costs of $10,051)	—	28,080,550
Securities purchased not settled	8,742,818	—
Base management fee and net investment income incentive fee payable to affiliate	1,010,673	1,480,653
Accrued interest payable	481,261	632,235
Accrued expenses	607,562	771,174
Total liabilities	117,423,919	137,268,051
COMMITMENTS AND CONTINGENCIES (Note 13)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized; 49,589,607 and 48,448,987 shares issued and outstanding, respectively	495,895	484,489
Capital in excess of par value	457,810,322	451,839,302
Total distributable earnings/(accumulated losses)	(282,979,608)	(204,325,249)
Total net assets	175,326,609	247,998,542
Total liabilities and net assets	$292,750,528	$385,266,593
Net asset value per common share	$3.54	$5.12

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)
June 30, 2020

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes
Aerospace and Defense
Novetta, LLC
first lien senior secured notes, 6.00% (LIBOR + 5.00%), (1.00% floor) due October 16, 2022(4)(5)(6)(16)	November 20, 2014	$5,443,130	$5,398,609	$5,288,327
Total Aerospace and Defense			$5,398,609	$5,288,327	3.0%

Business Services
Access CIG, LLC
second lien senior secured notes, 7.92% (LIBOR + 7.75%), (0.00% floor) due February 27, 2026(4)(5)(14)(15)	February 14, 2018	$16,754,000	$16,843,058	$14,324,670

Convergint Technologies, LLC
second lien senior secured notes, 7.50% (LIBOR + 6.75%), (0.75% floor) due February 2, 2026(4)(5)(15)	January 29, 2018	1,500,000	1,493,172	1,335,000

Imagine! Print Solutions
second lien senior secured notes, 9.75% (LIBOR + 8.75%), (1.00% floor) due June 21, 2023(4)(5)(16)(17)	June 14, 2017	15,000,000	14,348,996	37,500

OMNIA Partners, Inc.
second lien senior secured notes, 7.81% (LIBOR + 7.50%), (0.00% floor) due May 22, 2026(4)(5)(14)(16)	May 17, 2018	14,000,000	13,945,394	12,110,000

Premiere Global Services, Inc.
first lien senior secured notes, 7.82% (LIBOR + 6.50%), (1.00% floor) due June 8, 2023(4)(5)(6)(14)(25)	October 1, 2019	14,293,225	13,735,979	9,047,611
second lien senior secured notes, 10.81%, 0.50% Cash, 10.31% PIK (LIBOR + 9.00%) (1.00% floor) due June 6, 2024(3)(4)(5)(14)(16)(17)	October 1, 2019	10,817,395	9,817,795	5,408,698

Verifone Systems, Inc.
first lien senior secured notes, 4.38% (LIBOR + 4.00%), (0.00% floor) due August 20, 2025(4)(5)(6)(14)(16)	August 9, 2018	10,895,000	10,348,749	9,070,088
Total Business Services			$80,533,143	$51,333,567	29.3%

Diversified Insurance
AmeriLife Group LLC
second lien senior secured notes, 9.50% (LIBOR + 8.50%), (1.00% floor) due March 18, 2028(4)(5)(6)(16)	March 18, 2020	$7,500,000	$7,352,476	$6,525,000
Total Diversified Insurance			$7,352,476	$6,525,000	3.7%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)
June 30, 2020

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
Education
Edmentum, Inc. (f/k/a Plato, Inc.)
first lien senior secured notes, 9.50% (LIBOR + 4.50%), (1.00% floor) Cash, 4.00% PIK due June 9, 2021(3)(4)(5)(6)(16)	April 25, 2013	$6,148,839	$6,132,208	$5,779,909
Total Education			$6,132,208	$5,779,909	3.3%

Healthcare
Keystone Acquisition Corp.
first lien senior secured notes, 6.25% (LIBOR + 5.25%), (1.00% floor) due May 1, 2024(4)(5)(6)(14)(16)	May 10, 2017	$7,419,722	$7,396,014	$6,796,540
second lien senior secured notes, 10.25% (LIBOR + 9.25%), (1.00% floor) due May 1, 2025(4)(5)(14)(16)	May 10, 2017	13,000,000	12,880,966	10,400,000

Viant Medical Holdings, Inc.
first lien senior secured notes, 3.93% (LIBOR + 3.75%), (0.00% floor) due July 2, 2025(4)(5)(6)(14)(15)	June 26, 2018	9,825,000	9,824,579	8,690,213
second lien senior secured notes, 7.93% (LIBOR + 7.75%), (0.00% floor) due July 2, 2026(4)(5)(14)(15)	June 26, 2018	5,000,000	4,958,812	3,691,650

Healthport Technologies, LLC
first lien senior secured notes, 5.25% (LIBOR + 4.25%), (1.00% floor) due December 1, 2021(4)(5)(6)(14)(16)	April 12, 2019	16,510,988	15,272,355	15,197,044

HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)
first lien senior secured notes, 4.69% (LIBOR + 4.50%), (0.00% floor) due April 3, 2025(4)(5)(6)(15)	October 31, 2018	9,811,716	9,756,598	8,277,949
Total Healthcare			$60,089,324	$53,053,396	30.3%

Logistics
Capstone Logistics Acquisition, Inc.
first lien senior secured notes, 5.57% (LIBOR + 4.50%), (1.00% floor) due October 7, 2021(4)(5)(6)(14)(25)	October 3, 2014	$12,917,066	$12,905,458	$12,440,814
Total Logistics			$12,905,458	$12,440,814	7.1%

Plastics Manufacturing
Spectrum Holdings III Corp. (f/k/a KPEX Holdings, Inc.)
first lien senior secured notes, 4.32% (LIBOR + 3.25%), (1.00% floor) due January 31, 2025(4)(5)(6)(25)	June 24, 2020	$5,929,936	$5,262,818	$5,196,106
Total Plastics Manufacturing			$5,262,818	$5,196,106	3.0%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)
June 30, 2020

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
Software
ECI Software Solutions, Inc.
first lien senior secured notes, 5.25% (LIBOR + 4.25%), (1.00% floor) due September 27, 2024(4)(5)(6)(14)(16)	June 28, 2018	$2,897,165	$2,904,068	$2,836,817
second lien senior secured notes, 9.00% (LIBOR + 8.00%), (1.00% floor) due September 29, 2025(4)(5)(14)(16)	September 19, 2017	15,000,000	14,920,973	12,300,000

Quest Software, Inc.
first lien senior secured notes, 5.01% (LIBOR + 4.25%), (0.00% floor) due May 16, 2025(4)(5)(6)(14)(16)	May 17, 2018	2,913,797	2,902,643	2,789,961
second lien senior secured notes, 9.01% (LIBOR + 8.25%), (0.00% floor) due May 18, 2026(4)(5)(14)(16)	May 17, 2018	12,500,000	12,396,674	11,562,500
Total Software			$33,124,358	$29,489,278	16.8%

Telecommunications Services
Global Tel Link Corp.
second lien senior secured notes, 8.43% (LIBOR + 8.25%), (0.00% floor) due November 29, 2026(4)(5)(14)(15)	November 20, 2018	$17,000,000	$16,738,485	$12,835,000
Total Telecommunication Services			$16,738,485	$12,835,000	7.3%

Utilities
CLEAResult Consulting, Inc.
second lien senior secured notes, 7.43% (LIBOR + 7.25%), (0.00% floor) due August 10, 2026(4)(5)(15)	August 3, 2018	$7,650,000	$7,671,539	$6,655,500
Total Utilities			$7,671,539	$6,655,500	3.8%
Total Senior Secured Notes			$235,208,418	$188,596,897	107.6%

Collateralized Loan Obligation – Debt Investments
Structured Finance
Galaxy XXVIII CLO, Ltd.
CLO secured class F notes, 9.70% (LIBOR + 8.48%), due July 15, 2031(4)(5)(11)(12)(16)	June 29, 2018	$1,000,000	$936,312	$590,500
Total Structured Finance			$936,312	$590,500	0.3%
Total Collateralized Loan Obligation – Debt Investments			$936,312	$590,500	0.3%

Collateralized Loan Obligation – Equity Investments
Structured Finance
AMMC CLO XI, Ltd.
CLO subordinated notes, estimated yield 9.96% due April 30, 2031(9)(11)(12)(18)(26)	March 12, 2015	$6,000,000	$3,824,771	$1,980,000

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)
June 30, 2020

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
AMMC CLO XII, Ltd.
CLO subordinated notes, estimated yield 5.75% due November 10, 2030(9)(11)(12)(18)(26)	March 13, 2013	$12,921,429	$7,118,767	$3,747,214

Atlas Senior Loan Fund XI, Ltd.
CLO subordinated notes, estimated yield 9.54% due July 26, 2031(9)(11)(12)(18)(26)	April 5, 2019	5,725,000	4,290,458	1,774,750

Babson CLO Ltd. 2015-I
CLO subordinated notes, estimated yield 7.28% due January 20, 2031(9)(11)(12)(18)	July 26, 2018	2,840,000	1,684,746	766,800

BlueMountain CLO 2014-2 Ltd.
CLO subordinated notes, estimated yield 19.02% due October 20, 2030(9)(11)(12)(18)	April 3, 2019	6,374,000	2,637,194	1,529,760

Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 15.69% due January 18, 2029(9)(11)(12)(18)(26)	March 19, 2013	6,250,000	3,844,301	1,812,500

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 12.23% due June 09, 2030(9)(11)(12)(18)	October 23, 2013	18,000,000	12,452,529	5,760,000

Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 12.74% due October 20, 2028(9)(11)(12)(18)	May 15, 2017	7,700,000	7,384,646	3,465,000

CIFC Funding 2014-3, Ltd.
CLO subordinated notes, estimated yield 7.00% due October 22, 2031(9)(11)(12)(18)(26)	January 24, 2017	10,000,000	5,923,034	3,200,000

Galaxy XXVIII CLO, Ltd.
CLO subordinated notes, estimated yield 12.72% due July 15, 2031(9)(11)(12)(18)	July 25, 2017	2,000,000	976,711	627,242

Ivy Hill Middle Market Credit Fund VII, Ltd.
CLO subordinated notes, estimated yield 12.06% due October 20, 2029(9)(11)(12)(18)(26)	October 3, 2013	10,800,000	8,604,839	4,154,377

Madison Park Funding XVIII, Ltd.
CLO subordinated notes, estimated yield 29.55% due October 21, 2030(9)(11)(12)(18)(26)	May 22, 2020	12,500,000	5,474,835	5,875,000

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 15.26% due January 22, 2028(9)(11)(12)(18)(26)	May 11, 2016	5,422,500	4,758,193	2,873,925

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)
June 30, 2020

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Nassau 2019-I Ltd.
CLO subordinated notes, estimated yield 11.33% due April 15, 2031(9)(11)(12)(14)(18)(26)	April 11, 2019	$23,500,000	$18,635,296	$10,810,000

Octagon Investment Partners 37, Ltd.
CLO subordinated notes, estimated yield 57.64% due July 25, 2030(9)(11)(12)(18)(26)	May 12, 2020	4,250,000	1,854,443	2,465,000

Octagon Investment Partners 38, Ltd.
CLO subordinated notes, estimated yield 12.37% due July 20, 2030(9)(11)(12)(18)(26)	July 12, 2018	5,000,000	4,071,416	2,400,000

Octagon Investment Partners 45, Ltd.
CLO subordinated notes, estimated yield 21.10% due October 15, 2032(9)(11)(12)(18)	May 13, 2020	3,750,000	2,207,805	2,312,298

Regatta XV Funding, Ltd.
CLO subordinated notes, estimated yield 0.00% due October 25, 2026(9)(10)(11)(12)(18)	October 19, 2016	3,000,000	—	69,000

Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 25, 2030(9)(11)(12)(14)(18)	August 1, 2018	45,500,000	39,076,486	14,560,000

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 17, 2026(9)(11)(12)(18)(26)	January 25, 2013	14,447,790	6,237,524	1,445

Telos CLO 2013-4, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 17, 2030(9)(11)(12)(18)(26)	May 20, 2015	11,350,000	7,229,894	908,000

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 17, 2028(9)(11)(12)(18)	April 11, 2014	28,500,000	18,179,226	2,850

Venture XIV, Ltd.
CLO subordinated notes, estimated yield 0.00% due August 28, 2029(9)(11)(12)(18)(26)	January 12, 2017	2,500,000	1,382,066	200,000

Venture XVII, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(26)	January 27, 2017	6,200,000	3,726,182	434,000

Venture XX, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(26)	July 27, 2018	3,000,000	1,216,869	210,000

Venture 39 CLO, Limited
CLO subordinated notes, estimated yield 25.32% due April 15, 2033(9)(11)(12)(18)	May 8, 2020	5,150,000	3,045,481	3,347,500

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)
June 30, 2020

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Vibrant CLO V, Ltd.
CLO subordinated notes, estimated yield 8.78% due January 20, 2029(9)(11)(12)(18)	April 27, 2017	$13,475,000	$10,852,528	$3,099,250

West CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 18, 2026(9)(11)(12)(18)(26)	May 12, 2017	9,250,000	5,105,313	555,000

Windriver 2012-1 CLO, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 15, 2026(9)(11)(12)(18)	June 11, 2015	7,500,000	3,610,766	750

Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 15, 2029(9)(11)(12)(18)	May 3, 2017	10,500,000	7,381,535	840,000

CLO Equity Side Letter Related Investments(11)(12)(13)			1,378,224	1,218,522
Total Structured Finance			$204,166,078	$81,000,183	46.2%
Total Collateralized Loan Obligation – Equity Investments			$204,166,078	$81,000,183	46.2%

Common Stock
IT Consulting
Unitek Global Services, Inc.
common equity(7)(27)	January 13, 2015	1,244,188	$684,960	$—
Total IT Consulting			$684,960	$—	0.0%
Total Common Stock			$684,960	$—	0.0%

Preferred Stock
IT Consulting
Unitek Global Services, Inc.
Series B Preferred Stock(3)(17)(21)(24)(27)	June 26, 2019	11,789,252	$9,002,159	$—
Series B Senior Preferred Stock(3)(17)(22)(24)(27)	June 26, 2019	5,239,922	4,535,443	—
Series B Super Senior Preferred Stock(3)(17)(23)(24)(27)	June 26, 2019	2,882,222	2,614,260	634,089
Total IT Consulting			$16,151,862	$634,089	0.4%
Total Preferred Equity			$16,151,862	$634,089	0.4%
Total Investments in Securities(8)			$457,147,630	$270,821,669	154.5%

Cash Equivalents
First American Government Obligations Fund(19)			$20,061,813	$20,061,813
Total Cash Equivalents			$20,061,813	$20,061,813	11.4%
Total Investments in Securities and Cash Equivalents			$477,209,443	$290,883,482	165.9%

____________

(1)      The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)
June 30, 2020

(2)      Fair value is determined in good faith by the Board of Directors of the Company.

(3)      Portfolio includes $16,966,234 of principal and 19,911,396 shares of debt and preferred stock investments respectively which contain a PIK provision as of June 30, 2020.

(4)      Notes bear interest at variable rates and are subject to an interest rate floor where disclosed. The rate disclosed is as of June 30, 2020.

(5)      Cost value reflects accretion of original issue discount or market discount, or amortization of premium.

(6)      Cost value reflects repayment of principal.

(7)      Non-income producing at the relevant period end.

(8)      Aggregate gross unrealized appreciation for federal income tax purposes is $1.5 million; aggregate gross unrealized depreciation for federal income tax purposes is $219.1 million. Net unrealized depreciation is $217.6 million based upon a tax cost basis of $488.4 million.

(9)      Cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO equity investments.

(10)    This investment represents our percent ownership in certain equity securities transferred to OXSQ upon the redemption of this investment on October 25, 2018.

(11)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2020, the Company held qualifying assets that represented 71.2% of its total assets.

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

(17)    As of June 30, 2020, the Company’s second lien senior secured notes investment in Premiere Global Services, Inc. and Imagine! Print Solutions were on non-accrual status. The aggregate fair value of those investments was approximately $5.4 million. Also, as of the same period end, the Company’s preferred equity investments in Unitek Global Services, Inc.were on non-accrual status. The aggregate fair value of those Unitek investments was $634,089.

(18)    The CLO subordinated notes and income notes are considered equity positions in CLO vehicles. Equity investments are entitled to recurring distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s securities less contractual payments to debt holders and fund expenses. The estimated yield indicated is based on the prior quarter’s ending investment cost (for previously existing portfolio investments) or the original cost for those investments made during the current quarter, as well as a current projection of the future cash flows. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.

(19)    Represents cash equivalents held in money market accounts as of June 30, 2020.

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

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)
June 30, 2020

(27)    These investments are deemed to be an “affiliate,” as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned between 5% and 25% of its voting securities. We do not “control” any of our portfolio companies. Fair value as of March 31, 2020 and June 30, 2020 along with transactions during the three months ended June 30, 2020 in these affiliated investments are as follows:

Name of Issuer	Title of Issue	Amount of Interest or Dividends Credited to Income(a)	Fair Value as of March 31, 2020	Gross Additions(b)	Gross Reductions(c)	Net Change in Unrealized Appreciation	Fair Value as of June 30, 2020
AFFILIATED INVESTMENTS:
Unitek Global Systems, Inc	Common Stock	$—	$—	$—	$—	$—	$—
	Series B Preferred Stock	—	—	—	—	—	—
	Series B Senior Preferred Stock	—	—	—	—	—	—
	Series B Super Senior Preferred Stock	—	384,296	—	—	249,793	634,089
Total Affiliated Investments		—	384,296	—	—	249,793	634,089
Total Control Investments		—	—	—	—	—	—
TOTAL CONTROL AND AFFILIATED INVESTMENTS		$—	$384,296	$—	$—	$249,793	$634,089

____________

(a)      Represents the total amount of interest or distributions credited to income for the portion of the year an investment was an affiliate investment.

(b)      Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees. For the three months ended June 30, 2020, a total of approximately $0.8 million of paid-in-kind dividends were entitled to be received yet deemed uncollectible.

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

(11)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2019, the Company held qualifying assets that represented 68.4% of its total assets.

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

(18)    The CLO subordinated notes and income notes are considered equity positions in CLO vehicles. Equity investments are entitled to recurring distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s securities less contractual payments to debt holders and fund expenses. The estimated yield indicated is based on the prior quarter’s ending investment cost (for previously existing portfolio investments) or the original cost for those investments made during the current quarter, as well as a current projection of the future cash flows. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.

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

Name of Issuer	Title of Issue	Amount of Interest or Dividends Credited to Income(a)	Fair Value as of December 31, 2018	Gross Additions(b)	Gross Reductions(c)	Net Change in Unrealized Depreciation	Fair Value as of December 31, 2019
AFFILIATED INVESTMENTS:
Unitek Global Systems, Inc	Common Stock	$—	$149,303	$—	$—	$(149,303)	$—
	Series B Preferred Stock	5,325,159	8,217,887	5,325,159	—	(13,543,046)	—
	Series B Senior Preferred Stock	1,773,022	3,963,240	1,773,022	—	(5,115,450)	620,812
	Series B Super Senior Preferred Stock	612,624	2,161,767	612,624	—	(578,413)	2,195,978
Total Affiliated Investments		7,710,805	14,492,197	7,710,805	—	(19,386,212)	2,816,790
Total Control Investments		—	—	—	—	—	—
TOTAL CONTROL AND AFFILIATED INVESTMENTS		$7,710,805	$14,492,197	$7,710,805	$—	$(19,386,212)	$2,816,790

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

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$4,873,382	$7,432,376	$10,527,637	$14,580,857
Income from securitization vehicles and investments	3,217,953	6,649,481	7,977,023	13,496,406
Other income	163,286	495,158	574,649	724,866
Total investment income from non-affiliated/non-control investments	8,254,621	14,577,015	19,079,309	28,802,129
From affiliated investments:
Dividend income – non-cash	—	6,335,886	—	6,335,886
Total investment income from affiliated investments	—	6,335,886	—	6,335,886
Total investment income	8,254,621	20,912,901	19,079,309	35,138,015
EXPENSES
Interest expense	1,906,442	2,806,159	4,079,910	4,956,000
Base management fees	1,010,672	1,868,123	2,241,882	3,494,661
Professional fees	433,746	354,818	907,735	722,069
Compensation expense	168,281	194,975	368,629	427,903
General and administrative	405,498	554,075	778,680	882,592
Total expenses before incentive fees	3,924,639	5,778,150	8,376,836	10,483,225
Net investment income incentive fees	—	2,355,442	—	3,511,493
Total expenses	3,924,639	8,133,592	8,376,836	13,994,718
Net investment income	4,329,982	12,779,309	10,702,473	21,143,297
Net change in unrealized appreciation/(depreciation) on investments:
Non-affiliated/non-control investments	18,736,102	(11,951,759)	(64,279,524)	(7,723,109)
Affiliated investments	249,793	(8,328,556)	(2,182,701)	(6,878,270)
Total net change in unrealized appreciation/(depreciation) on investments	18,985,895	(20,280,315)	(66,462,225)	(14,601,379)
Net realized gains/(losses):
Non-affiliated/non-control investments	(2,760,308)	1,296	(3,037,481)	(1,277,570)
Extinguishment of debt	—	(36,980)	(5,211)	(51,086)
Total net realized losses	(2,760,308)	(35,684)	(3,042,692)	(1,328,656)
Net increase/(decrease) in net assets resulting from operations	$20,555,569	$(7,536,690)	$(58,802,444)	$5,213,262
Net increase in net assets resulting from net investment income per common share (Basic and Diluted)	$0.09	$0.27	$0.22	$0.44
Net increase/(decrease) in net assets resulting from operations per common share (Basic and Diluted)	$0.41	$(0.16)	$(1.19)	$0.11
Weighted average shares of common stock outstanding (Basic and Diluted)	49,589,607	47,650,959	49,363,588	47,650,959
Distributions per share	$0.201	$0.201	$0.402	$0.401

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Increase/(decrease) in net assets from operations:
Net investment income	$4,329,982	$12,779,309	$10,702,473	$21,143,297
Net change in unrealized appreciation/(depreciation) on investments	18,985,895	(20,280,315)	(66,462,225)	(14,601,379)
Net realized losses	(2,760,308)	(35,684)	(3,042,692)	(1,328,656)
Net increase/(decrease) in net assets resulting from operations	20,555,569	(7,536,690)	(58,802,444)	5,213,262
Distributions to stockholders:
Distributions from net investment income	(8,273,034)	(8,141,167)	(16,477,089)	(16,241,830)
Tax return of capital distributions	(1,694,477)	(1,436,676)	(3,374,826)	(2,866,205)
Total distributions to stockholders	(9,967,511)	(9,577,843)	(19,851,915)	(19,108,035)
Capital share transactions:
Issuance of common stock (net of underwriting fees and offering costs of $51,779)	—	—	5,821,240	—
Reinvestment of distributions	—	—	161,186	—
Net increase in net assets from capital share transactions	—	—	5,982,426	—
Total increase/(decrease) in net assets	10,588,058	(17,114,533)	(72,671,933)	(13,894,773)
Net assets at beginning of period	164,738,551	317,944,007	247,998,542	314,724,247
Net assets at end of period	$175,326,609	$300,829,474	$175,326,609	$300,829,474
Capital share activity:
Shares issued	—	—	1,098,277	—
Shares issued from reinvestment of distributions	—	—	42,343	—
Net increase in capital share activity	—	—	1,140,620	—

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease)/increase in net assets resulting from operations	$(58,802,444)	$5,213,262
Adjustments to reconcile net (decrease)/increase in net assets resulting from operations to net cash provided by operating activities:
Accretion of discounts on investments	(583,106)	(359,387)
Amortization of deferred debt issuance costs	288,213	315,942
Non-cash interest and dividend income due to PIK	(123,305)	(6,484,258)
Purchases of investments	(19,882,372)	(50,821,290)
Repayments of principal	28,667,049	23,963,855
Proceeds from the sale of investments	20,531,040	10,997,507
Net realized losses on investments	3,037,481	1,277,570
Reductions to CLO equity cost value	4,614,134	4,018,428
Net change in unrealized (appreciation)/depreciation on investments	66,462,225	14,601,379
Decrease in interest and distributions receivable	2,389,749	195,945
Increase in other assets	(253,133)	(28,388)
(Decrease)/increase in accrued interest payable	(150,974)	483,420
(Decrease)/increase in base management fee and net investment income incentive fee payable	(469,980)	996,110
Decrease in accrued expenses	(163,612)	(74,583)
Net cash provided by operating activities	45,560,965	4,295,512
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid (net of stock issued under distribution reinvestment plan of $161,186 and $0, respectively)	(19,690,729)	(19,108,035)
Repayment of notes payable – Credit Facility	(28,090,601)	(32,809,594)
Proceeds from the issuance of common stock	5,873,019	—
Underwriting fees and offering costs for the issuance of common stock	(51,779)	—
Proceeds from the issuance of notes payable – 6.25% Unsecured Notes	—	44,790,750
Debt issuance costs	—	(1,645,548)
Net cash used in financing activities	(41,960,090)	(8,772,427)
Net increase/(decrease) in cash equivalents and restricted cash	3,600,875	(4,476,915)
Cash equivalents and restricted cash, beginning of period	16,460,938	17,080,864
Cash equivalents and restricted cash, end of period	$20,061,813	$12,603,949

NON-CASH ACTIVITIES
Value of shares issued in connection with distribution reinvestment plan	$161,186	$—

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$3,947,881	$4,207,725

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim consolidated financial statements of Oxford Square Capital Corp. (“OXSQ” and, together with its subsidiary, the “Company”), are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of the results for the interim period included herein. The current period’s consolidated results of operations are not necessarily indicative of results that may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”).

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
June 30, 2020
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

CONSOLIDATION

As provided under Regulation S-X and ASC Topic 946-810, Consolidation, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or a controlled operating company whose business consists of providing services to the Company for the periods during which it was held. The Company consolidates OXSQ Funding in its financial statements for the periods which it is held in accordance with ASC 946-810.

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

Restricted cash represents the cash held by the trustee of OXSQ Funding. The amount is held by the trustee for payment of interest expense and operating expenses of the entity, principal repayments on borrowings, or new investments, based upon the terms of the respective indenture, and are not available for general corporate purposes. As of June 30, 2020, there was no restricted cash due to the full repayment of the Credit Facility on March 24, 2020. As of December 31, 2019, there was approximately $2.1 million of restricted cash.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, all of OXSQ’s investments are based upon “Level 3” inputs as of June 30, 2020.

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

Syndicated Loans

In accordance with ASC 820-10, the Company’s valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace from which the Company obtains indicative bid quotes for purposes of determining the fair value of its syndicated loan investments has shown attributes of illiquidity as described by ASC 820-10. During such periods of illiquidity, when the Company believes that the non-binding indicative bids received from agent banks for certain syndicated loan investments that it owns may not be determinative of their fair value, or when no market indicative quote is available, the Company may engage third-party valuation firms to provide assistance in valuing certain syndicated investments that OXSQ owns. In addition, Oxford Square Management analyzes each syndicated loan by reviewing the portfolio company’s financial statements, covenant compliance and recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms, if any. All information is presented to the Board for its determination of fair value of these investments.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of June 30, 2020 and December 31, 2019, the Company had two debt investments that were on non-accrual status.

Interest income also includes a payment-in-kind (“PIK”) provision on certain investments in the Company’s portfolio. Refer to the section below, “Payment-In-Kind,” for a description of the PIK provision and its impact on interest income.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Payment-In-Kind

The Company has debt and preferred equity investments in its portfolio which contain a contractual PIK provision. Certain PIK investments offer issuers the option at each payment date of making payments in cash or additional securities. PIK interest and preferred equity dividends are computed at the contractual rate and are accrued into income and recorded as interest and dividend income, respectively. The PIK amounts are added to the principal balance on the capitalization date. Upon capitalization, the PIK component is subject to the fair value estimates associated with their related investments. At the point the Company believes PIK is not fully expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. PIK investments on non-accrual status are restored to accrual status once it becomes probable that PIK will be realized. For the three and six months ended June 30, 2020, no PIK preferred equity dividends were recognized as dividend income as they were not expected to be fully realized.

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
June 30, 2020
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

SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

The Company has entered into an agreement whereby it may sell securities to be repurchased at an agreed-upon price and date. Under this agreement, the Company will account for these transactions as collateralized financing transactions which are recorded at the contracted repurchase amount plus interest. The Company’s securities sold under the agreement to repurchase are carried at cost. As of June 30, 2020, there was no outstanding principal, or securities sold under the repurchase facility. Refer to “Note 6. Borrowings” for further details.

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

The Company recognizes the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained, assuming examination by tax authorities. Through June 30, 2020, management has analyzed the Company’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions expected to be taken in the Company’s 2020 tax returns. The Company identifies its major tax jurisdictions as U.S Federal and Connecticut State; however, the Company is not aware of any tax position for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. For tax purposes, the cost basis of the portfolio investments as of June 30, 2020 and December 31, 2019, was approximately $488.4 million and $499.9 million, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016- 13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016- 13”), which amends the financial instruments impairment guidance so that an entity is required to measure expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. ASU 2016-13 also amends the guidance in FASB ASC Subtopic No. 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets, related to the subsequent measurement of accretable yield recognized as interest income over the life of a beneficial interest in securitized financial assets under the effective yield method. ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management has adopted the amendments in ASU 2016-13 as of January 1, 2020. The impact of the adoption would have resulted in an increase in total investment income of approximately $0.9 million and $1.0 million for the three and six months ended June 30, 2019, respectively.

NOTE 4. FAIR VALUE

The Company’s assets measured at fair value by investment type on a recurring basis as of June 30, 2020 were as follows:

	Fair Value Measurements at Reporting Date Using
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$—	$—	$188.6	$188.6
CLO Debt	—	—	0.6	0.6
CLO Equity	—	—	81.0	81.0
Equity and Other Investments	—	—	0.6	0.6
Total Investments at fair value(1)	—	—	270.8	270.8
Cash equivalents	20.1	—	—	20.1
Total assets at fair value	$20.1	$—	$270.8	$290.9

The Company’s assets measured at fair value by investment type on a recurring basis as of December 31, 2019 were as follows:

	Fair Value Measurements at Reporting Date Using
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$—	$—	$240.5	$240.5
CLO Debt	—	—	0.8	0.8
CLO Equity	—	—	120.6	120.6
Equity and Other Investments	—	—	2.8	2.8
Total Investments at fair value(1)	—	—	364.8	364.8
Cash equivalents	14.4	—	—	14.4
Total assets at fair value	$14.4	$—	$364.8	$379.2

____________

(1)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

NOTE 4. FAIR VALUE (cont.)

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of June 30, 2020 and December 31, 2019, respectively. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or Oxford Square Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

	Quantitative Information about Level 3 Fair Value Measurements
Assets ($ in millions)	Fair Value as of June 30, 2020	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(1)	Impact to Fair Value from an Increase in Input(2)
Senior Secured Notes	$134.3	Market quotes	NBIB(3)	0.3% – 97.9%/75.2%	NA
	32.7	Recent transactions	Actual trade/payoff(4)	83.3% – 92.5%/87.6%	NA
	21.6	Yield Analysis	Discount Margin	8.7% – 11.8%/9.7%	Decrease
CLO Debt	0.6	Market quotes	NBIB(3)	59.1%/ncm(6)	NA
CLO Equity	77.9	Market quotes	NBIB(3)	0.0% – 65.0%/26.4%	NA
	1.8	Recent transactions	Actual trade/payoff(4)	31.0%/ncm(6)	NA
	1.2	Discounted cash flow(7)	Discount rate(8)	9.7% – 18.2%/13.3%	Decrease
	0.1	Liquidation net asset value(5)	NBIB(3)	2.3%/ncm(6)	NA
Equity and Other Investments	0.6	Enterprise value(9)	EBITDA/ Market multiples(10)	$20.7 million/ncm(6) 6.4x – 7.5x/ncm(6)	Increase Increase
Total Fair Value for Level 3 Investments	$270.8

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
June 30, 2020
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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

NOTE 4. FAIR VALUE (cont.)

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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2020, and the level of each financial liability within the fair value hierarchy:

($ in millions)	Carrying Value(1)	Fair Value(2)	Level 1	Level 2	Level 3
6.50% Unsecured Notes	$63.2	$59.8	$—	$59.8	$—
6.25% Unsecured Notes	43.4	40.5	—	40.5	—
Total	$106.6	$100.3	$—	$100.3	$—

____________

(1)      Carrying value is net of unamortized deferred debt issuance costs. Unamortized deferred debt issuance costs associated with the 6.50% Unsecured Notes totaled approximately $1.2 million as of June 30, 2020. Unamortized deferred debt issuance costs associated with the 6.25% Unsecured Notes totaled approximately $1.4 million as of June 30, 2020.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

NOTE 4. FAIR VALUE (cont.)

(2)      For the 6.50% Unsecured Notes and 6.25% Unsecured Notes, fair value is based upon the closing price on the last day of the period. The 6.50% Unsecured Notes and 6.25% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQL” and “OXSQZ”, respectively).

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2019, and the level of each financial liability within the fair value hierarchy:

($ in millions)	Carrying Value(1)	Fair Value(2)	Level 1	Level 2	Level 3
6.50% Unsecured Notes	$63.0	$65.6	$—	$65.6	$—
6.25% Unsecured Notes	43.3	45.6	—	45.6	—
Credit Facility(2)	28.1	28.1	—	—	28.1
Total(3)	$134.4	$139.3	$—	$111.2	$28.1

____________

(1)      Carrying value is net of unamortized deferred debt issuance costs. Deferred debt issuance costs associated with the Credit Facility totaled approximately $10,000 as of December 31, 2019. Deferred debt issuance costs associated with the 6.50% Unsecured Notes totaled approximately $1.4 million as of December 31, 2019. Deferred debt issuance costs associated with the 6.25% Unsecured Notes totaled approximately $1.5 million as of December 31, 2019.

(2)      Fair value represents the par amount of the Credit Facility. For the 6.50% Unsecured Notes and 6.25% Unsecured Notes, fair value is based upon the closing price on the last day of the period. The 6.50% Unsecured Notes and 6.25% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQL” and “OXSQZ”, respectively).

(3)      Totals may not sum due to rounding.

A reconciliation of the fair value of investments for the three months ended June 30, 2020, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Debt	CLO Equity	Equity and Other Investments	Total(2)
Balance as of March 31, 2020	$187.6	$0.5	$73.3	$0.4	$261.8
Realized losses included in earnings	(1.9)	—	(0.9)	—	(2.8)
Unrealized appreciation/(depreciation) included in earnings	19.5	0.1	(0.8)	0.2	19.0
Accretion of discount	0.3	—	—	—	0.3
Purchases	8.8	—	12.5	—	21.3
Repayments and Sales	(25.7)	—	(0.5)	—	(26.2)
Reductions to CLO equity cost value(1)	—	—	(2.6)	—	(2.6)
Payment in Kind income	0.1	—	—	—	0.1
Transfers in and/or (out) of Level 3	—	—	—	—	—
Balance as of June 30, 2020(2)	$188.6	$0.6	$81.0	$0.6	$270.8
Net change in unrealized appreciation/depreciation on Level 3 investments still held as of June 30, 2020(2)	$13.5	$0.1	$(1.9)	$0.2	$12.0

____________

(1)      Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $5.9 million and the effective yield interest income of approximately $3.2 million.

(2)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

NOTE 4. FAIR VALUE (cont.)

A reconciliation of the fair value of investments for the six months ended June 30, 2020, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Debt	CLO Equity	Equity and Other Investments	Total(2)
Balance as of December 31, 2019	$240.5	$0.8	$120.6	$2.8	$364.8
Realized losses included in earnings	(2.1)	—	(0.9)	—	(3.0)
Unrealized depreciation included in earnings	(17.9)	(0.3)	(46.1)	(2.2)	(66.5)
Accretion of discount	0.6	—	—	—	0.6
Purchases	16.2	—	12.5	—	28.7
Repayments and Sales	(48.7)	—	(0.5)	—	(49.2)
Reductions to CLO equity cost value(1)	—	—	(4.6)	—	(4.6)
Payment in Kind income	0.1	—	—	—	0.1
Transfers in and/or (out) of Level 3	—	—	—	—	—
Balance as of June 30, 2020(2)	$188.6	$0.6	$81.0	$0.6	$270.8
Net change in unrealized appreciation/depreciation on Level 3 investments still held as of June 30, 2020(2)	$(18.1)	$(0.3)	$(47.1)	$(2.2)	$(67.6)

____________

(1)      Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $12.6 million and the effective yield interest income of approximately $8.0 million.

(2)      Totals may not sum due to rounding.

A reconciliation of the fair value of investments for the year ended December 31, 2019, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Debt	CLO Equity	Equity and Other Investments	Total(2)
Balance as of December 31, 2018	$282.7	$0.9	$146.8	$14.5	$445.0
Realized losses included in earnings	—	—	(1.2)	(0.5)	(1.7)
Unrealized depreciation included in earnings	(18.1)	(0.1)	(32.4)	(18.9)	(69.5)
Accretion of discount	0.8	—	—	—	0.8
Purchases	28.9	—	25.8	—	54.8
Repayments and Sales	(54.2)	—	(5.6)	—	(59.8)
Reductions to CLO equity cost value(1)	—	—	(12.8)	—	(12.8)
Non-cash interest and dividend income due to PIK	0.4	—	—	7.7	8.0
Transfers in and/or (out) of Level 3	—	—	—	—	—
Balance as of December 31, 2019(2)	$240.5	$0.8	$120.6	$2.8	$364.8
Net change in unrealized appreciation/depreciation on Level 3 investments still held as of December 31, 2019(2)	$(19.1)	$(0.1)	$(34.0)	$(19.3)	$(72.5)

____________

(1)      Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $38.0 million and the effective yield interest income of approximately $25.2 million.

(2)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

NOTE 4. FAIR VALUE (cont.)

The following table shows the fair value of the Company’s portfolio of investments by asset class as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$188.6	69.7%	$240.5	65.9%
CLO Debt	0.6	0.2%	0.8	0.2%
CLO Equity	81.0	29.9%	120.6	33.1%
Equity and Other Investments	0.6	0.2%	2.8	0.8%
Total(1)	$270.8	100.0%	$364.8	100.0%

____________

(1)      Totals may not sum due to rounding.

NOTE 5. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

As of June 30, 2020 and December 31, 2019, respectively, cash, cash equivalents and restricted cash were as follows:

($ in millions)	June 30, 2020	December 31, 2019
Cash	$—	$—
Cash Equivalents	20.1	14.4
Restricted Cash	—	2.1
Total Cash, Cash Equivalents and Restricted Cash	$20.1	$16.5

For further details regarding the composition of cash, cash equivalents and restricted cash refer to “Note 3. Summary of Significant Accounting Policies.”

NOTE 6. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%, immediately after such borrowing. As of June 30, 2020 and December 31, 2019, the Company’s asset coverage for borrowed amounts was 258.2% and 278.6%, respectively.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of June 30, 2020 and December 31, 2019. The fair value of the 6.50% Unsecured Notes and 6.25% Unsecured Notes are based upon the closing price on the last day of the period and are listed on the

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

NOTE 6. BORROWINGS (cont.)

NASDAQ Global Select Market (trading symbol OXSQL and OXSQZ, respectively). The Credit Facility was fully repaid on March 24, 2020. The Credit Facility fair value represents the par amount of the debt obligation as of December 31, 2019.

	As of
	June 30, 2020			December 31, 2019
($ in millions)	Principal Amount	Carrying Value(1)	Fair Value	Principal Amount	Carrying Value(1)	Fair Value
6.50% Unsecured Notes	$64.4	$63.2	$59.8	$64.4	$63.0	$65.6
Credit Facility(2)	—	—	—	28.1	28.1	28.1
6.25% Unsecured Notes	44.8	43.4	40.5	44.8	43.3	45.6
Total	$109.2	$106.6	$100.3	$137.3	$134.4	$139.3

____________

(1)      The Carrying Value represents the aggregate principal amount outstanding less the unamortized deferred issuance costs. As of June 30, 2020, the total unamortized deferred issuance costs for the 6.25% Unsecured Notes and 6.50% Unsecured Notes was approximately $1.4 million and $1.2 million, respectively. As of December 31, 2019, the total unamortized deferred issuance costs for the Credit Facility, 6.25% Unsecured Noted, and 6.50% Unsecured Notes was approximately $10,000, $1.5 million, and $1.4 million, respectively.

(2)      The Credit Facility was fully repaid on March 24, 2020.

The weighted average stated interest rate and weighted average maturity on the Company’s borrowings as of June 30, 2020 were 6.40% and 4.6 years, respectively, and as of December 31, 2019 were 5.94% and 4.2 years, respectively. The tables below summarize the components of interest expense for the three and six months ended June 30, 2020 and June 30, 2019, respectively:

($ in thousands)	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
6.50% Unsecured Notes	$1,046.0	$81.0	$1,127.0	$2,092.0	$161.9	$2,253.9
6.25% Unsecured Notes	699.9	58.0	757.9	1,399.7	116.3	1,516.0
Credit Facility(1)	—	—	—	262.2	4.8	267.0
Repo Facility	21.5	—	21.5	43.0	—	43.0
Total	$1,767.4	$139.0	$1,906.4	$3,796.9	$283.0	$4,079.9

____________

(1)      The Credit Facility was fully repaid on March 24, 2020.

($ in thousands)	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
6.50% Unsecured Notes	$1,046.0	$81.0	$1,127.0	$2,092.0	$161.0	$2,253.0
Credit Facility	915.8	23.1	938.9	1,914.8	47.9	1,962.7
6.25% Unsecured Notes	684.3	56.0	740.3	684.3	56.0	740.3
Total	$2,646.1	$160.1	$2,806.2	$4,691.1	$264.9	$4,956.0

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

NOTE 6. BORROWINGS (cont.)

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

The aggregate accrued interest payable on the 6.50% Unsecured Notes as of June 30, 2020 was approximately $12,000. As of June 30, 2020, the Company had unamortized deferred debt issuance costs of approximately $1.2 million relating to the 6.50% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 6.50% Unsecured Notes and are included in interest expense in the consolidated statements of operations. The cash paid and the effective annualized interest rate for the three months ended June 30, 2020 were approximately $1.0 million and 7.02%, respectively. The cash paid and the effective annualized interest rate for the six months ended June 30, 2020 were approximately $2.1 million and 7.02%, respectively.

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

The aggregate accrued interest payable on the 6.25% Unsecured Notes as of June 30, 2020 was approximately $0.5 million. As of June 30, 2020, the Company had unamortized deferred debt issuance costs of approximately $1.4 million relating to the 6.25% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 6.25% Unsecured Notes and are included in interest expense in the consolidated statements of operations. The cash paid and the effective annualized interest rate for the three months ended June 30, 2020 were approximately $0.7 million and 6.79%, respectively. The cash paid and the effective annualized interest rate for the six months ended June 30, 2020 were approximately $1.4 million and 6.79%, respectively.

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

As of June 30, 2020, there was no outstanding principal, or securities sold under the Repo Facility. The Company accrued approximately $21,000 in undrawn fees as of June 30, 2020, which is classified as interest expense on the consolidated statement of operations. The cash paid for undrawn fees for the three and six months ended June 30, 2020 was approximately $22,000 and $43,000, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

NOTE 6. BORROWINGS (cont.)

Notes Payable — Credit Facility

On June 21, 2018, OXSQ Funding entered into the Credit Facility with Citibank, N.A. Subject to certain exceptions, pricing under the Credit Facility was based on the London Interbank Offered Rate for an interest period equal to three months plus a spread of 2.25% per annum payable quarterly on March 21, June 21, September 21 and December 21. Pursuant to the terms of the credit agreement governing the Credit Facility, OXSQ Funding borrowed approximately $95.2 million. The Credit Facility had a mandatory amortization schedule such that 15.0% of the principal amount outstanding as of June 21, 2018 was due and payable on June 21, 2019. On each payment date occurring thereafter, an additional 6.25% of the remaining principal amount outstanding was due and payable. All remaining principal and accrued and unpaid interest was due and payable on the final maturity date, June 21, 2020.

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

The partial principal repayments made by the Company for the year ended December 31, 2019 and December 31, 2018 were approximately $57.6 million and $46.8 million, respectively. For the year ended December 31, 2019 and December 31, 2018, the Company recognized a net extinguishment loss of approximately $ 73,000 and $61,000, respectively, which consisted of unamortized deferred debt issuance costs. These costs are recorded within realized losses on extinguishment of debt in the consolidated statements of operations.

The Company prepaid the remaining outstanding principal on March 24, 2020 of approximately $17.1 million. The Company recognized a net extinguishment loss of approximately $5,000 for the six months ended June 30, 2020, which consisted of unamortized deferred debt issuance costs. These costs are recorded within realized losses on extinguishment of debt in the consolidated statements of operations.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

The following table represents the Base Fee for the three and six months ended June 30, 2020 and June 30, 2019, respectively:

($ in millions)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Base Fee	$1.0	$1.9	$2.2	$3.5

The Base Fee payable to Oxford Square Management as of June 30, 2020 and December 31, 2019, was approximately $1.0 million and $1.5 million, respectively.

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
June 30, 2020
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

From January 1, 2005 through March 31, 2016, the Pre-Incentive Fee Net Investment Income, which was expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, was compared to one-fourth of an annual hurdle rate that was determined as of the immediately preceding December 31st by adding 5.00% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.00%. The annual hurdle used to calculate the Pre-Incentive Fee Net Investment Income for the quarters ended June 30, 2020 and June 30, 2019, were 6.69% and 7.51%, respectively.

The following table represents the Net Investment Income Incentive Fees for each of the three and six months ended June 30, 2020 and 2019, respectively:

($ in millions)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net Investment Income Incentive Fee	$—	$2.4	$—	$3.5

There was no Net Investment Income Incentive Fee payable to Oxford Square Management as of June 30, 2020 and December 31, 2019.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

There were no Capital Gains Incentive Fees incurred during the three and six months ended June 30, 2020 and 2019. There were no accrued Capital Gains Incentive Fees payable to Oxford Square Management as of June 30, 2020, and December 31, 2019.

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

For the three months ended June 30, 2020 and 2019, the Company incurred approximately $168,000 and $195,000, respectively, in compensation expenses for the services of employees allocated to the administrative activities of the Company, pursuant to the Administration Agreement with Oxford Funds. For the six months ended June 30, 2020 and 2019, the Company incurred approximately $369,000 and $428,000, respectively, in compensation expenses. Further, the Company incurred approximately $14,000 and $16,000 for facility costs allocated under the Administration Agreement for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, the Company incurred approximately $29,000 and $32,000 for facility costs allocated under the Administration Agreement, respectively. As of June 30, 2020, there was approximately $16,000 payable under the Administration Agreement. As of December 31, 2019, there were no amounts payable under the Administration Agreement.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s then-current investment objective and strategies.

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase/(decrease) in net assets resulting from net investment income and operations per share for the three and six months ended June 30, 2020 and 2019, respectively:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net investment income	$4,329,982	$12,779,309	$10,702,473	$21,143,297
Weighted average common shares outstanding	49,589,607	47,650,959	49,363,588	47,650,959
Net increase in net assets resulting from net investment income per common share	$0.09	$0.27	$0.22	$0.44
Net increase/(decrease) in net assets resulting from operations	$20,555,569	$(7,536,690)	$(58,802,444)	$5,213,262
Net increase/(decrease) in net assets resulting from operations per common share	$0.41	$(0.16)	$(1.19)	$0.11

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

The Company has adopted an “opt out” distribution reinvestment plan for its common stockholders. As a result, if the Company makes a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of the Company’s common stock, unless they specifically “opt out” of the distribution reinvestment plan so as to receive cash distributions. During the three months ended June 30, 2020 and 2019, the Company did not issue any shares of common stock to stockholders in connection with the distribution reinvestment plan. During the six months ended June 30, 2020, the Company issued 42,343 shares of common stock for $0.2 million, in connection with the distribution reinvestment plan. During the six months ended June 30, 2019, the Company did not issue any shares of common stock to stockholders in connection with the distribution reinvestment

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

NOTE 9. DISTRIBUTIONS (cont.)

plan. During the three months ended June 30, 2020 and 2019, as part of the Company’s dividend reinvestment plan for its common stockholders, the Company’s dividend reinvestment administrator purchased 67,726 shares and 21,785 shares, respectively, of common stock for approximately $0.2 million and $0.1 million, respectively, in the open market to satisfy the reinvestment portion of the Company’s dividends. During the six months ended June 30, 2020 and 2019, as part of the Company’s dividend reinvestment plan for its common stockholders, the Company’s dividend reinvestment administrator purchased 88,172 shares and 40,575 shares, respectively, of common stock for approximately $0.3 million and $0.3 million, respectively, in the open market to satisfy the reinvestment portion of the Company’s dividends. On each of April 30, May 29 and June 30, 2020, the Company paid monthly distributions of approximately $3.3 million, or $0.067 per share.

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

The tax character of distributions for the three months ended June 30, 2020, represented, on an estimated basis, $0.167 per share from ordinary income and $0.034 per share as a tax return of capital. For the three months ended June 30, 2019, the amounts and sources of distributions reported are only estimates (based on an average of the reported tax character historically) and are not being provided for U.S. tax reporting purposes. Because the Company believes the historical tax characteristics of distributions is the most useful information which is readily available, the Company has used the average of all years from inception of the Company in providing the estimates herein. However, the timing and character of distributions for federal income tax purposes (which are determined in accordance with the U.S. federal tax rules which may differ from GAAP) may be materially different than the historical information the Company used in providing the estimates herein. The final determination of the source of all distributions in 2020 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

NOTE 10. NET ASSET VALUE PER SHARE

The Company’s net asset value per share as of June 30, 2020, and December 31, 2019, was $3.54 and $5.12, respectively. In determining the Company’s net asset value per share, the Board determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 11. SHARE ISSUANCE PROGRAM

On August 1, 2019, the Company entered into an Equity Distribution Agreement with Ladenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $150.0 million of the Company’s common stock through an At-the-Market (“ATM”) offering. For the three months ended June 30, 2020, the Company did not sell any shares of common stock pursuant to the ATM offering. For the six months ended June 30, 2020, the Company sold a total of 1,098,277 shares of common stock pursuant to the ATM offering. The total amount of capital raised net of underwriting fees and offering costs was approximately $5.8 million during the six months ended June 30, 2020.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

NOTE 12. INVESTMENT INCOME

The following table sets forth the components of investment income for the three and six months ended June 30, 2020 and 2019, respectively:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Interest income
Stated interest income	$4,389,601	$6,975,915	$9,564,346	$13,886,433
Original issue discount and market discount income	297,399	224,410	583,106	359,410
Payment-in-kind interest income	61,150	59,084	123,305	148,372
Discount income derived from unscheduled remittances at par	125,232	172,967	256,880	186,642
Total interest income	$4,873,382	$7,432,376	$10,527,637	$14,580,857
Income from securitization vehicles	$3,217,953	$6,649,481	$7,977,023	$13,496,406
Dividend income – non-cash	$—	$6,335,886	$—	$6,335,886
Other income
Fee letters	$162,658	$99,328	$326,509	$201,130
Loan prepayment and bond call fees	—	160,000	200,000	160,000
All other fees	628	235,830	48,140	363,736
Total other income	$163,286	$495,158	$574,649	$724,866
Total investment income	$8,254,621	$20,912,901	$19,079,309	$35,138,015

The 1940 Act requires that a BDC offer significant managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three and six months ended June 30, 2020 and 2019, respectively, the Company received no fee income for managerial assistance.

NOTE 13. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote. As of June 30, 2020, the Company did not have any commitments to purchase additional debt investments.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

NOTE 14. FINANCIAL HIGHLIGHTS

Financial highlights for the three and six months ended June 30, 2020 and 2019, respectively, are as follows:

Per Share Data	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net asset value as of beginning of period	$3.32	$6.67	$5.12	$6.60
Net investment income(1)	0.09	0.27	0.22	0.44
Net realized and unrealized gains/(losses)(2)	0.33	(0.43)	(1.40)	(0.33)
Net increase/(decrease) in net asset value from operations	0.42	(0.16)	(1.18)	0.11
Distributions per share from net investment income	(0.17)	(0.17)	(0.33)	(0.34)
Tax return of capital distributions(3)	(0.03)	(0.03)	(0.07)	(0.06)
Total distributions	(0.20)	(0.20)	(0.40)	(0.40)
Effect of shares issued/repurchased, gross	—	—	—	—
Net asset value at end of period	$3.54	$6.31	$3.54	$6.31
Per share market value at beginning of period	$2.55	$6.50	$5.44	$6.47
Per share market value at end of period	$2.80	$6.40	$2.80	$6.40
Total return based on Market Value(4)	17.84%	1.60%	(41.94)%	5.21%
Total return based on Net Asset Value(5)	12.68%	(2.38)%	(23.01)%	1.68%
Shares outstanding at end of period	49,589,607	47,650,959	49,589,607	47,650,959

Ratios/Supplemental Data(8)
Net assets at end of period (000’s)	$175,327	$300,829	$175,327	$300,829
Average net assets (000’s)	170,033	309,387	188,562	312,841
Ratio of operating expenses to average net assets(6)	9.23%	10.52%	8.88%	8.95%
Ratio of net investment income to average net assets(6)	10.19%	16.52%	11.35%	13.52%
Portfolio turnover rate(7)	4.75%	6.89%	6.47%	7.82%

____________

(1)      Represents per share net investment income for the period, based upon weighted average shares outstanding.

(2)      Net realized and unrealized gains/(losses) include rounding adjustments to reconcile change in net asset value per share.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

NOTE 14. FINANCIAL HIGHLIGHTS (cont.)

(8)      The following table provides supplemental performance ratios (annualized) measured for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Ratio of operating expenses to average net assets:
Operating expenses before incentive fees	9.23%	7.47%	8.88%	6.70%
Net investment income incentive fees	—%	3.05%	—%	2.24%
Ratio of expenses, excluding interest expense	4.75%	6.89%	4.56%	5.78%

NOTE 15. RISKS AND UNCERTAINTIES

The U.S. capital markets are experiencing a period of extreme volatility and disruption. In December 2019, a novel strain of coronavirus (also known as “COVID-19”) surfaced in China and has since been detected in numerous countries, including the United States. COVID-19 spread quickly and has been identified as a global pandemic by the World Health Organization. In response, governmental authorities have imposed restrictions on travel and the temporary closure of many corporate offices, retail stores, restaurants and manufacturing facilities and factories in affected jurisdictions, including, beginning in March 2020, in the United States. The pandemic and the resulting economic dislocations have had adverse consequences for the business operations of some of the Company’s portfolio companies and CLO investments and have adversely affected, and will likely continue to adversely affect, the Company’s operations. The operational and financial performance of the portfolio companies in which the Company makes investments depends on future developments, including the duration and spread of the outbreak, and such uncertainty may in turn impact the valuation of its investments.

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

The interests the Company has acquired in CLO vehicles are generally thinly traded or have only a limited trading market. CLO vehicles are typically privately offered and sold, even in the secondary market. As a result, investments in CLO vehicles may be characterized as illiquid securities. In addition to the general risks associated with investing in debt securities, CLO vehicles carry additional risks, including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the fact that the Company’s investments in CLO tranches will likely be subordinate to other senior classes of note tranches thereof; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

NOTE 15. RISKS AND UNCERTAINTIES (cont.)

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

NOTE 16. SUBSEQUENT EVENTS

The following distributions payable to stockholders are shown below:

Per Share Distribution Amount Declared	Record Dates	Payable Dates	Date Declared
$0.035	July 17, 2020	July 31, 2020	June 1, 2020
$0.035	August 17, 2020	August 31, 2020	June 1, 2020
$0.035	September 16, 2020	September 30, 2020	June 1, 2020

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

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of June 30, 2020, our debt investments had stated interest rates of between 3.93% and 10.81% and maturity dates of between 11 and 133 months. In addition, our total portfolio had a weighted average annualized yield on debt investments of approximately 8.12% as of June 30, 2020.

The weighted average annualized yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average annualized yield was computed using the effective interest rates as of June 30, 2020, including accretion of original issue discount (“OID”). There can be no assurance that the weighted average annualized yield will remain at its current level.

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

During the quarter ended June 30, 2020, the U.S. loan market strengthened versus the quarter ended March 31, 2020. U.S. loan prices, as defined by the S&P / LSTA Leveraged Loan Index, increased from 82.85% of par value as of March 31, 2020 to a quarterly high of 91.24% of par value on June 10, 2020, before declining to 89.88% of par value on June 30, 2020. As of June 30, 2020, the Company’s Board of Directors approved the fair value of the Company’s investment portfolio of approximately $270.8 million in good faith in accordance with the Company’s valuation procedures. We believe that the COVID-19 pandemic represents an extraordinary circumstance that materially impacts the fair value of the Company’s investments. As a result, the fair value of the Company’s portfolio investments may be further negatively impacted after June 30, 2020 by circumstances and events that are not yet known.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. We consider the attributes of current market conditions on an ongoing basis and have determined that due to the general illiquidity of the market for our investment portfolio, whereby little or no market data exists, all of our investments are based upon “Level 3” inputs as of June 30, 2020.

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

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. We generally restore non-accrual loans to accrual status when past due principal and interest is paid and, in our judgment, is likely to remain current. As of June 30, 2020 and December 31, 2019, we had two debt investments that were on non-accrual status.

Interest income also includes a payment-in-kind (“PIK”) provision on certain investments in our portfolio. Refer to the section below, “Payment-In-Kind,” for a description of the PIK provision and its impact on interest income.

Payment-In-Kind

We have debt and preferred equity investments in our portfolio which contain a contractual PIK provision. Certain PIK investments offer issuers the option at each payment date of making payments in cash or additional securities. PIK interest and preferred equity dividends are computed at the contractual rate and are accrued into income and recorded as interest and dividend income, respectively. The PIK amounts are added to the principal balance on the capitalization date. Upon capitalization, the PIK component is subject to the fair value estimates associated with their related investments. At the point we believe the PIK is not fully expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. PIK investments on non-accrual status are restored to accrual status once it becomes probable that PIK will be realized. For the quarter ended June 30, 2020, no PIK preferred equity dividends were recognized as dividend income as they were not expected to be fully realized.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $270.8 million and $364.8 million as of June 30, 2020, and December 31, 2019, respectively. The decrease in the value of investments during the six month period ended June 30, 2020, was due primarily to net unrealized depreciation on our investment portfolio of approximately $66.5 million (which incorporates reductions to CLO equity cost value of $4.6 million), $28.7 million of debt repayments, $20.5 million of sales of securities and realized losses of $3.0 million, which was partially offset by $28.7 million of investments acquired.

A reconciliation of the investment portfolio for the six months ended June 30, 2020 and the year ended December 31, 2019 follows:

($ in millions)	June 30, 2020	December 31, 2019
Beginning investment portfolio	$364.8	$445.0
Portfolio investments acquired	28.7	54.8
Debt repayments	(28.7)	(43.9)
Sales of securities	(20.5)	(15.9)
Reductions to CLO equity cost value(1)	(4.6)	(12.8)
Non-cash interest income due to PIK	0.1	8.0
Accretion of discounts on investments(2)	0.5	0.8
Net change in unrealized appreciation/depreciation on investments	(66.5)	(69.5)
Net realized losses on investments	(3.0)	(1.7)
Ending investment portfolio	$270.8	$364.8

____________

(1)      For the six months ended June 30, 2020, reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received for the six months ended June 30, 2020, of approximately $12.6 million and the effective yield interest income of approximately $8.0 million. For the year ended December 31, 2019, reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, for the year ended December 31, 2019, of approximately $38.0 million and the effective yield interest income of approximately $25.2 million.

(2)      Includes rounding adjustment to reconcile ending investment portfolio as of June 30, 2020 and December 31, 2019.

During the six months ended June 30, 2020 we purchased approximately $28.7 million in portfolio investments, which includes additional investments of approximately $10.8 million in existing portfolio companies. During the year ended December 31, 2019, we purchased approximately $54.8 million in portfolio investments, which includes additional investments of approximately $14.3 million in existing portfolio companies.

In certain instances, we receive investment proceeds based on the scheduled amortization of the outstanding loan balances and from the sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

For the six months ended June 30, 2020 and the year ended December 31, 2019, we recognized proceeds from the sales of securities of approximately $20.5 million and $15.9 million, respectively. Also, during the six months ended June 30, 2020 and the year ended December 31, 2019, we had debt repayments of approximately $28.7 million and $43.9 million, respectively.

As of June 30, 2020, we had investments in debt securities of, or loans to, 20 portfolio companies, with a fair value of approximately $189.2 million, and equity investments of approximately $81.6 million. Our debt and preferred equity investments included approximately $0.1 million in capitalized PIK interest during the six months ended June 30, 2020, which, as described in “— Overview” section above, is added to the carrying value of our investments, reduced by repayments of principal.

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

The following table indicates the quarterly portfolio investment activity for the past six quarters:

Three Months Ended ($ in millions)	Purchases of Investments	Debt Repayments	Reductions to CLO Equity Cost(1)	Sales of Investments
June 30, 2020	$21.3	$16.7	$2.6	$9.5
March 31, 2020	7.4	12.0	2.0	11.1
Total(2)	$28.7	$28.7	$4.6	$20.5
December 31, 2019	$3.9	$19.7	$5.5	$—
September 31, 2019	—	0.2	3.2	4.9
June 30, 2019	46.4	23.5	2.6	7.4
March 31, 2019	4.4	0.4	1.4	3.6
Total(2)	$54.8	$43.9	$12.8	$15.9

____________

(1)      Represents reductions to CLO equity cost value (representing distributions received, or entitled to be received, in excess of effective yield interest income).

(2)      Totals may not sum due to rounding.

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$188.6	69.7%	$240.5	65.9%
CLO Debt	0.6	0.2%	0.8	0.2%
CLO Equity	81.0	29.9%	120.6	33.1%
Equity and Other Investments	0.6	0.2%	2.8	0.8%
Total(1)	$270.8	100.0%	$364.8	100.0%

____________

(1)      Totals may not sum due to rounding.

Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2020, we held qualifying assets that represented 71.2% of our total assets. No additional non-qualifying assets were acquired during the periods when qualifying assets were less than 70.0% of the total assets.

The following table shows our portfolio of investments by industry at fair value, as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	($ in millions)		($ in millions)
Structured finance(1)	$81.6	30.1%	$121.4	33.3%
Healthcare	53.1	19.6%	59.6	16.3%
Business services	51.3	19.0%	59.3	16.3%
Software	29.5	10.9%	40.2	11.0%
Telecommunication services	12.8	4.7%	14.5	4.0%
Logistics	12.4	4.6%	12.7	3.5%
Utilities	6.7	2.5%	12.2	3.3%
Diversified insurance	6.5	2.4%	9.9	2.7%
Education	5.8	2.1%	5.6	1.5%
Aerospace and defense	5.3	2.0%	5.4	1.5%
IT consulting	0.6	0.2%	2.8	0.8%
Plastics Manufacturing	5.2	1.9%	—	—%
Financial intermediaries	—	—%	21.2	5.8%
Total(2)	$270.8	100.0%	$364.8	100.0%

____________

(1)      Reflects our debt and equity investments in CLOs as of June 30, 2020, and December 31, 2019, respectively.

(2)      Totals may not sum due to rounding.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of June 30, 2020 and December 31, 2019, our portfolio had a weighted average grade of 2.3 and 2.2, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities and investments in CLOs are not graded.

As of June 30, 2020 and December 31, 2019, our debt investment portfolio was graded as follows:

		June 30, 2020
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		($ in millions)		($ in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	173.5	71.8%	148.4	78.4%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	42.4	17.5%	35.3	18.7%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	25.8	10.7%	5.4	2.9%
	Total(1)	$241.7	100.0%	$189.2	100.0%

		December 31, 2019
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
		($ in millions)		($ in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	206.6	75.3%	200.5	83.1%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	42.5	15.5%	35.1	14.5%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	10.2	3.7%	3.6	1.5%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	15.0	5.5%	2.3	0.9%
	Total(1)	$274.2	100.0%	$241.4	100.0%

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

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three and six months ended June 30, 2020 to the three and six months ended June 30, 2019.

Investment Income

Investment income for the three months ended June 30, 2020 and June 30, 2019 was approximately $8.3 million and $20.9 million, respectively. Investment income for the six months ended June 30, 2020 and June 30, 2019 was approximately $19.1 million and $35.1 million, respectively. The following tables set forth the components of investment income for the three and six months ended June 30, 2020 and June 30, 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Interest income
Stated interest income	$4,389,601	$6,975,915	$9,564,346	$13,886,433
Original issue discount and market discount income	297,399	224,410	583,106	359,410
Payment-in-kind interest income	61,150	59,084	123,305	148,372
Discount income derived from unscheduled remittances at par	125,232	172,967	256,880	186,642
Total interest income	$4,873,382	$7,432,376	$10,527,637	$14,580,857
Income from securitization vehicles	$3,217,953	$6,649,481	$7,977,023	$13,496,406
Dividend income – non-cash	$—	$6,335,886	$—	$6,335,886
Other income
Fee letters	$162,658	$99,328	$326,509	$201,130
Loan prepayment and bond call fees	—	160,000	200,000	160,000
All other fees	628	235,830	48,140	363,736
Total other income	$163,286	$495,158	$574,649	$724,866
Total investment income	$8,254,621	$20,912,901	$19,079,309	$35,138,015

The decrease in total investment income for the three and six months ended June 30, 2020 was primarily due to the recognition of approximately $6.3 million of cumulative preferred equity dividend income PIK in the three months ended June 30, 2019 and decreases in interest income for the three and six months ended June 30, 2020.

The total principal value of income producing debt investments as of June 30, 2020 and June 30, 2019 was approximately $215.9 million and $294.5 million, respectively. As of June 30, 2020, our debt investments had a range of stated interest rates of 3.93% and 10.81% and maturity dates of between 11 and 133 months compared to a range of stated interest rates of 5.95% to 13.10% and maturity dates between 23 and 145 months as of June 30, 2019. In addition, our total debt portfolio had a weighted average yield on debt investments of approximately 8.1% as of June 30, 2020, compared to approximately 10.0% as of June 30, 2019.

Income from securitization vehicles for the three months ended June 30, 2020 and June 30, 2019, was approximately $3.2 million and $6.6 million, respectively. Income from securitization vehicles for the six months ended June 30, 2020 and June 30, 2019, was approximately $8.0 million and $13.5 million, respectively. The total principal outstanding on our investments in CLOs as of June 30, 2020, and June 30, 2019, was approximately $303.4 million and $282.8 million, respectively. The weighted average yield on CLO equity investments as of June 30, 2020, and June 30, 2019, was approximately 7.1% and 13.1%, respectively.

Operating Expenses

Total expenses for the three months ended June 30, 2020 and 2019, were approximately $3.9 million and $8.1 million, respectively. Total expenses for the six months ended June 30, 2020 and 2019, were approximately $8.4 million and $14.0 million, respectively. These amounts consisted of base management fees, interest expense, professional fees, compensation expense, general and administrative expenses, and incentive fees.

Expenses before incentive fees for the three months ended June 30, 2020 were approximately $3.9 million, which decreased by approximately $1.9 million from the quarter ended June 30, 2019. Expenses before incentive fees for the six months ended June 30, 2020, were approximately $8.4 million, which decreased by approximately $2.1 million from the six months ended June 30, 2019. The decrease in expenses before incentive fees for the three and six months ended June 30, 2020 is largely due to decreases in interest expense and base management fees.

The base management fee for the three months ended June 30, 2020, was approximately $1.0 million compared with $1.9 million for the three months ended June 30, 2019. The base management fee for the six months ended June 30, 2020, was approximately $2.2 million, compared with $3.5 million for the six months ended June 30, 2019. The decrease for the three and six months ended June 30, 2020 was due largely to a decrease in the weighted average gross assets.

Interest expense for the three months ended June 30, 2020, was approximately $1.9 million, which primarily relates to our 6.25% unsecured notes due 2026 (the “6.25% Unsecured Notes”) and 6.50% unsecured notes due 2024 (the “6.50% Unsecured Notes”), compared to interest expense of approximately $2.8 million for the three months ended June 30, 2019, which relates to our 6.25% Unsecured Notes, 6.50% Unsecured Notes and the credit facility entered into between Oxford Square Funding 2018, LLC, a special purpose vehicle and wholly-owned subsidiary of OXSQ, and Citibank, N.A. (the “Credit Facility”). Interest expense for the six months ended June 30, 2020, was approximately $4.1 million, compared to interest expense of approximately $5.0 million for the six months ended June 30, 2019. The decrease for the three and six months ended June 30, 2020 was a result of repayments of the Credit Facility over the respective periods.

Professional fees, consisting of legal, consulting, valuation, audit and tax fees, were approximately $0.4 million for the three months ended June 30, 2020, which is approximately equal to the amount for the three months ended June 30, 2019. Professional fees were approximately $0.9 million and $0.7 million for the six months ended June 30, 2020 and 2019, respectively. The increase for the six months ended June 30, 2020 was primarily due to higher audit and legal fees.

Compensation expense was approximately $0.2 million for the three months ended June 30, 2020, which is approximately equal to the amount for the three months ended June 30, 2019. Compensation expense for the six months ended June 30, 2020 was approximately $0.4 million, which is approximately equal to the amount for the six months ended June 30, 2019. Compensation expense reflects the allocation of compensation expenses for the services of our Chief Financial Officer, accounting personnel, and other administrative support staff.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $0.4 million and $0.6 million for the three months ended June 30, 2020 and 2019, respectively. General and administrative expenses for the six months ended June 30, 2020 and 2019 were approximately $0.8 million and $0.9 million, respectively. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

There was no net investment income incentive fee recorded for the three and six months ended June 30, 2020 due to the Total Return Requirement as described in “Note 7. Related Party Transactions” in the notes to our consolidated financial statements. The net investment income incentive fee recorded for the three and six months ended June 30, 2019 was approximately $2.4 million and $3.5 million, respectively.

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

The capital gains incentive fee expense, as reported under GAAP, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the three and six months ended June 30, 2020, and June 30, 2019, no accrual was required as a result of the impact of accumulated net unrealized depreciation and net realized losses on our portfolio.

The amount of the capital gains incentive fee which will actually be payable is determined in accordance with the terms of the Investment Advisory Agreement and is calculated as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). The terms of the Investment Advisory Agreement state that the capital gains incentive fee calculation is based on net realized gains, if any, offset by gross unrealized depreciation for the calendar year. No effect is given to gross unrealized appreciation in this calculation. For the three and six months ended June 30, 2020 and June 30, 2019, such an accrual was not required under the terms of the Investment Advisory Agreement.

Realized and Unrealized Gains/Losses on Investments

For the three months ended June 30, 2020 we recognized net realized losses on investments of approximately $2.8 million, which primarily reflects losses from the sale of several senior secured note investments partially offset by the sale of a CLO equity investment during the period.

For the three months ended June 30, 2020, our net change in unrealized appreciation was approximately $19.0 million, composed of $24.4 million in gross unrealized appreciation, $12.4 million in gross unrealized depreciation and approximately $7.0 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $2.6 million as a result of reductions to the cost value of our CLO equity investments under the effective yield accounting methodology, whereby the cost value of the respective investments are reduced by the excess of actual cash received and record date distributions to be received over the calculated income using the effective yield. The increase in net unrealized appreciation for the three months ended June 30, 2020 was due primarily to net unrealized appreciation in our syndicated loan investments, partially offset by the net unrealized depreciation in our CLO equity investments.

The most significant components of the net change in unrealized appreciation and depreciation during the three months ended June 30, 2020, were as follows (in millions):

Portfolio Company	Net Change in Unrealized Appreciation (Depreciation)
Shift4 Payments, LLC (f/k/a Lighthouse Network, LLC)	$4.0
Quest Software, Inc.	3.5
Healthport Technologies, LLC	2.2
Telos CLO 2013-4, Ltd.	(1.4)
Telos CLO 2014-5, Ltd.	(3.7)
Net all other	14.4
Total	$19.0

For the six months ended June 30, 2020, we recognized net realized losses on investments of approximately $3.0 million, which primarily reflects the losses from the sale of several senior secured note investments partially offset by the sale of a CLO equity investment during the period.

For the six months ended June 30, 2020, our net change in unrealized depreciation was approximately $66.5 million, composed of $4.0 million in gross unrealized appreciation, $71.6 million in gross unrealized depreciation and approximately $1.1 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $4.6 million as a result of reductions to the cost value of our CLO equity investments under the effective yield accounting methodology, whereby the cost value of the respective investments are reduced by the excess of actual cash received and record date distributions to be received over the calculated income using the effective yield.

The most significant components of the net change in unrealized appreciation and depreciation during the six months ended June 30, 2020 were as follows (in millions):

Portfolio Company	Net Change in Unrealized Appreciation (Depreciation)
Telos CLO 2014-5, Ltd.	$(7.2)
Sound Point CLO XVI, Ltd.	(6.4)
Nassau 2019-I, Ltd.	(5.1)
Cedar Funding II CLO, Ltd.	(3.3)
Vibrant CLO V, Ltd.	(2.8)
Net all other	(41.7)
Total	$(66.5)

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the three months ended June 30, 2020 and June 30, 2019 was approximately $4.3 million and $12.8 million, respectively. The net investment income for the six months ended June 30, 2020 was approximately $10.7 million, compared to $21.1 million for the six months ended June 30, 2019. The decrease in total investment income was partially offset by a decrease in total expenses over the periods.

For the three and six months ended June 30, 2020, the net increase in net assets resulting from net investment income per common share was $0.09 and $0.22 (basic and diluted), respectively, compared to the net increase in net assets resulting from net investment income per share of $0.27 and $0.44 (basic and diluted) for the three and six months ended June 30, 2019, respectively. The per share decrease is due to lower net investment income for the three and six months ended June 30, 2020.

Net Increase/(Decrease) in Net Assets Resulting from Operations

Net increase in net assets resulting from operations for the three months ended June 30, 2020 was approximately $20.6 million compared with a net decrease in net assets resulting from operations of approximately $7.5 million for the three months ended June 30, 2019. For the six months ended June 30, 2020, the net decrease in net assets resulting from operations was approximately $58.8 million compared with a net increase in net assets resulting from operations of approximately $5.2 million for the six months ended June 30, 2019.

For the three months ended June 30, 2020, the net increase in net assets resulting from operations per common share was $0.41 (basic and diluted), compared to a net decrease in net assets resulting from operations per share of $0.16 (basic and diluted) for the three months ended June 30, 2019. For the six months ended June 30, 2020 the net decrease in net assets resulting from operations per common share was $1.19 (basic and diluted), compared to a net increase in net assets resulting from operations per share of $0.11 (basic and diluted) for the six months ended June 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, cash equivalents and restricted cash were approximately $20.1 million as compared to approximately $16.5 million as of December 31, 2019. For the six months ended June 30, 2020, net cash provided by operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $45.6 million, largely reflecting proceeds from principal repayments and sales of investments of approximately $49.2 million partially offset by purchases of investments of $20.0 million. For the six months ended June 30, 2020, net cash used in financing activities was approximately $42.0 million, reflecting the payment of distributions and the repayment of the Credit Facility, which was partially offset by the issuance of common stock.

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2020, is as follows:

		Payments Due by Period
Contractual obligations ($ in millions)	Principal Amount	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
6.50% Unsecured Notes	$64.4	$—	$—	$64.4	$—
6.25% Unsecured Notes	44.8	—	—	—	44.8
	$109.2	$—	$—	$64.4	$44.8

Refer to “Note 6. Borrowings” in the notes to our consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any commitments to purchase additional investments. On October 18, 2019, the Company entered into a $10 million repurchase transaction facility (the “Repo Facility”) with Nomura Securities International, Inc. (“Nomura”). Pursuant to the Master Repurchase Agreement (“MRA”) and a transaction facility confirmation, the Company may sell securities to Nomura from time to time with a corresponding repurchase obligation at an agreed-upon price 30 to 60 days after the sale date (“Reverse Repo”). The Repo Facility has a funding cost of 1-month LIBOR plus 2.05% per annum for each Reverse Repo transaction and is subject to a facility fee of 0.85% per annum on the full $10 million facility amount. The Repo Facility expires on October 18, 2020, subject to optional termination or extension that is mutually agreed. The Company accounts for these Reverse Repo transactions as secured financings for financial reporting purposes in accordance with GAAP. As of June 30, 2020, there was no outstanding principal, or securities sold under the Repo Facility. The Company accrued approximately $21,000 in undrawn fees as of June 30, 2020, which is classified as interest expense on the consolidated statement of operations.

Share Issuance Program

On August 1, 2019, we entered into an Equity Distribution Agreement with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $150.0 million of the Company’s common stock through an At-the-Market (“ATM”) offering. For the three months ended June 30, 2020, we did not sell any shares of common stock pursuant to the ATM offering. For the six months ended June 30, 2020, we sold a total of 1,098,277 shares of common stock pursuant to the ATM offering. The total amount of capital raised net of underwriting fees and offering costs was approximately $5.8 million during the six months ended June 30, 2020.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, as of June 30, 2020, we were only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 150%, immediately after such borrowing. As of June 30, 2020 and December 31, 2019, our asset coverage for borrowed amounts was 258.2% and 278.6%, respectively.

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

The weighted average stated interest rate and weighted average maturity on all of the Company’s debt outstanding as of June 30, 2020, were 6.4% and 4.6 years, respectively, and as of December 31, 2019, were 5.94% and 4.2 years, respectively.

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

On June 21, 2018, OXSQ Funding, a special purpose vehicle and wholly-owned subsidiary of OXSQ, entered into the Credit Facility with Citibank, N.A. Subject to certain exceptions, pricing under the Credit Facility was based on the London Interbank Offered Rate for an interest period equal to three months plus a spread of 2.25% per annum payable quarterly on March 21, June 21, September 21 and December 21. Pursuant to the terms of the credit agreement governing the Credit Facility, OXSQ Funding borrowed approximately $95.2 million. The Credit Facility had a mandatory amortization schedule such that 15.0% of the principal amount outstanding as of June 21, 2018 was due and payable on June 21, 2019. On each payment date occurring thereafter, an additional 6.25% of the remaining principal amount outstanding was due and payable. On October 12, 2018, OXSQ Funding amended the Credit Facility with Citibank, N.A., and an additional borrowing amount of approximately $37.3 million was made under the same terms as the existing credit agreement. We made partial principal repayments under the Credit Facility for the year ended December 31, 2019 and December 31, 2018 of approximately $57.6 million and $46.8 million, respectively. We repaid the remaining outstanding principal on March 24, 2020 of approximately $17.1 million.

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

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is taxable ordinary income or capital gains. The final determination of the nature of our distributions can only be made upon the filing of our tax return. We have until October 15, 2021, to file our federal income tax return for the year ended December 31, 2020.

For the quarter ended June 30, 2020, management estimated that a tax return of capital occurred of approximately $0.03 per share. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure stockholders that they will receive any distributions.

The following table reflects the cash distributions, including distributions reinvested, if any, per share that our Board has declared on our common stock since the beginning of 2019:

Date Declared(2)	Record Date	Payment Date	Total Distributions		GAAP Net Investment Income			Distributions in excess of/(less than) GAAP Net Investment Income
Fiscal 2020
June 1, 2020	September 16, 2020	September 30, 2020	$0.035		$	N/A		$—
June 1, 2020	August 17, 2020	August 31, 2020	0.035			N/A		—
June 1, 2020	July 17, 2020	July 31, 2020	0.035			N/A		—
Total (Third Quarter 2020)			0.105			—	(4)	—

February 24, 2020	June 15, 2020	June 30, 2020	0.067			N/A		—
February 24, 2020	May 14, 2020	May 29, 2020	0.067			N/A		—
February 24, 2020	April 15, 2020	April 30, 2020	0.067			N/A		—
Total (Second Quarter 2020)			0.201			0.09		0.11

October 25, 2019	March 17, 2020	March 31, 2020	0.067			N/A		—
October 25, 2019	February 14, 2020	February 28, 2020	0.067			N/A		—
October 25, 2019	January 17, 2020	January 31, 2020	0.067			N/A		—
Total (First Quarter 2020)			0.201			0.13		0.07

Fiscal 2019(1)
July 25, 2019	December 18, 2019	December 31, 2019	$0.067		$	N/A		$—
July 25, 2019	November 15, 2019	November 29, 2019	0.067			N/A		—
July 25, 2019	October 21, 2019	October 31, 2019	0.067			N/A		—
Total (Fourth Quarter 2019)			0.201			0.18		0.02

April 23, 2019	September 23, 2019	September 30, 2019	0.067			N/A		—
April 23, 2019	August 23, 2019	August 30, 2019	0.067			N/A		—
April 23, 2019	July 24, 2019	July 31, 2019	0.067			N/A		—
Total (Third Quarter 2019)			0.201			0.19		0.01

February 22, 2019	June 21, 2019	June 28, 2019	0.067			N/A		—
February 22, 2019	May 24, 2019	May 31, 2019	0.067			N/A		—
February 22, 2019	April 23, 2019	April 30, 2019	0.067			N/A		—
Total (Second Quarter 2019)			0.201			0.27		(0.07)

February 22, 2019	March 15, 2019	March 29, 2019	0.200			0.18		0.02
Total (First Quarter 2019)			0.200			0.18		0.02
Total (2019)			$0.803	(1)		$0.81	(3)	$(0.01	)(3)

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

(2)      For the months ended April 30, 2019 through September 30, 2020, the Board declared monthly distributions in lieu of quarterly distributions.

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

RECENT DEVELOPMENTS

The following distributions payable to stockholders are shown below:

Per Share Distribution Amount Declared	Record Dates	Payable Dates	Date Declared
$0.035	July 17, 2020	July 31, 2020	June 1, 2020
$0.035	August 17, 2020	August 31, 2020	June 1, 2020
$0.035	September 16, 2020	September 30, 2020	June 1, 2020

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. As of June 30, 2020, all of our debt investments in our portfolio were at variable rates. As of June 30, 2020, we had two debt investments on non-accrual status. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors. Our net investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.

Based on our consolidated statements of assets and liabilities as of June 30, 2020, the following table shows the annualized impact on investment income of hypothetical base rate changes in interest rates for our settled investments (considering interest rate floors for floating rate instruments), excluding CLO equity investments. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2020. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2020, and are only adjusted for assumed changes in the underlying base interest rates. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

Hypothetical Change in Interest Rates	Estimated Percentage change in Investment Income
Up 100 basis points	6.5%
Up 200 basis points	13.1%
Up 300 basis points	19.6%
Down 25 basis points	(1.6)%

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

ITEM 4.     CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2020 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factors set forth below, there have been no material changes during the six months ended June 30, 2020, to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruption in supply chains and economic activity. The impact of COVID- 19 has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on the fair value of our investments and our portfolio companies.

Any public health emergency, including the COVID-19 pandemic, may cause the valuation of our investments to differ materially from the values that we may ultimately realize. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of the COVID-19 pandemic and the resulting measures taken in response thereto. Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

The current period of capital markets disruption and economic uncertainty may make it difficult to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness and any failure to do so could have a material adverse effect on our business, financial condition or results of operations.

Current market conditions may make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in rising rate environments. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. An inability to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness could have a material adverse effect on our business, financial condition or results of operations.

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.

Although it is impossible to predict the precise nature and consequences of public health emergencies such as the outbreak of COVID-19, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us, our portfolio companies and our investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our portfolio companies and, in many instances, the impact will be adverse and profound. For example, middle-market companies in which we invest may be significantly impacted by these emerging events and the uncertainty caused by these events. The effects of a public health emergency may materially and adversely impact (i) the value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to repay debt obligations, on a timely basis or at all, or (iv) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of Oxford Square Management or a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

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

To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. The Federal Reserve Bank of New York began publishing SOFR in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain, including whether the COVID-19 pandemic will have further effect on LIBOR transition plans. In addition, on March 25, 2020, the U.K. Financial Conduct Authority reaffirmed the central assumption that firms cannot rely on LIBOR being published after the end of 2021. However, the outbreak of COVID-19 may adversely impact the timing of many firms’ transition planning, and we continue to assess the potential impact of the COVID-19 outbreak on our transition plans. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates, whether the COVID-19 outbreak will have further effect on LIBOR transition timelines or plans, or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere.

Adverse developments in the credit markets may impair our ability to secure debt financing.

In past economic downturns, such as the financial crisis in the United States that began in mid-2007 and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, for example as a result of the COVID-19 pandemic, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.

So far, the COVID-19 pandemic has resulted in, and until fully resolved is likely to continue to result in, among other things, increased draws by borrowers on revolving lines of credit and increased requests by borrowers for amendments, modifications and waivers of their credit agreements to avoid default or change payment terms, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans. In addition, the duration and effectiveness of responsive measures implemented by governments and central banks cannot be predicted. The commencement, continuation, or cessation of government and central bank policies and economic stimulus programs, including changes in monetary policy involving interest rate adjustments or governmental policies, may contribute to the development of or result in an increase in market volatility, illiquidity and other adverse effects that could negatively impact the credit markets and the Company.

If we are unable to consummate credit facilities on commercially reasonable terms, our liquidity may be reduced significantly. If we are unable to repay amounts outstanding under any facility we may enter into and are declared in default or are unable to renew or refinance any such facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Equity Securities

We did not engage in unregistered sales of equity securities during the three months ended June 30, 2020, and we did not issue shares of common stock under our distribution reinvestment plan. Also, during the three months ended June 30, 2020 and 2019, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment administrator purchased 67,726 shares and 21,785 shares, respectively, of common stock for approximately $0.2 million and $0.1 million, respectively, in the open market to satisfy the reinvestment portion of our dividends.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2020, no common stock was repurchased.

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

OXFORD SQUARE CAPITAL CORP.
Date: July 29, 2020	By:	/s/ Jonathan H. Cohen
Jonathan H. Cohen Chief Executive Officer (Principal Executive Officer)
Date: July 29, 2020	By:	/s/ Bruce L. Rubin
Bruce L. Rubin Chief Financial Officer (Principal Accounting Officer)