Form 10-Q
period 2020-09-30
Oxford Square Capital Corp.
filed 2020-10-28
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________

FORM 10-Q

___________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of October 27, 2020, was 49,589,607.

OXFORD SQUARE CAPITAL CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Non-affiliated/non-control investments (cost: $443,810,054 and $467,828,907, respectively)	$295,267,639	$361,985,203
Affiliated investments (cost: $16,836,822 and $16,836,822, respectively)	—	2,816,790
Cash equivalents	2,220,960	14,410,486
Restricted cash	—	2,050,452
Interest and distributions receivable	1,539,157	3,480,036
Other assets	690,468	523,626
Total assets	$299,718,224	$385,266,593
LIABILITIES
Notes payable – 6.50% Unsecured Notes (net of deferred issuance costs of $1,136,908 and $1,380,658, respectively)	$63,233,317	$62,989,567
Notes payable – 6.25% Unsecured Notes (net of deferred issuance costs of $1,301,850 and $1,476,878, respectively)	43,488,900	43,313,872
Notes payable – Credit Facility (net of deferred issuance costs of $0 and $10,051, respectively)	—	28,080,550
Base management fee and net investment income incentive fee payable to affiliate	1,123,449	1,480,653
Accrued interest payable	481,261	632,235
Accrued expenses	422,828	771,174
Total liabilities	108,749,755	137,268,051
COMMITMENTS AND CONTINGENCIES (Note 13)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized; 49,589,607 and 48,448,987 shares issued and outstanding, respectively	495,895	484,489
Capital in excess of par value	457,810,322	451,839,302
Total distributable earnings/(accumulated losses)	(267,337,748)	(204,325,249)
Total net assets	190,968,469	247,998,542
Total liabilities and net assets	$299,718,224	$385,266,593
Net asset value per common share	$3.85	$5.12

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)
September 30, 2020

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes
Aerospace and Defense
Novetta, LLC
first lien senior secured notes, 6.00% (LIBOR + 5.00%), (1.00% floor) due October 16, 2022(4)(5)(6)(16)	November 20, 2014	$5,428,880	$5,385,412	$5,320,302
Total Aerospace and Defense			$5,385,412	$5,320,302	2.8%

Business Services
Access CIG, LLC
second lien senior secured notes, 7.91% (LIBOR + 7.75%), (0.00% floor) due February 27, 2026(4)(5)(14)(15)	February 14, 2018	$16,754,000	$16,838,420	$15,776,739

Convergint Technologies, LLC
second lien senior secured notes, 7.50% (LIBOR + 6.75%), (0.75% floor) due February 2, 2026(4)(5)(15)	January 29, 2018	1,500,000	1,493,297	1,350,000

Imagine! Print Solutions
second lien senior secured notes, 9.75% (LIBOR + 8.75%), (1.00% floor) due June 21, 2023(4)(5)(16)(17)	June 14, 2017	15,000,000	13,975,246	168,750

OMNIA Partners, Inc.
second lien senior secured notes, 7.72% (LIBOR + 7.50%), (0.00% floor) due May 22, 2026(4)(5)(14)(16)	May 17, 2018	14,000,000	13,946,374	12,670,000

Premiere Global Services, Inc.
first lien senior secured notes, 7.50% (LIBOR + 6.50%), (1.00% floor) due June 8, 2023(4)(5)(6)(14)(25)	October 1, 2019	14,286,783	13,770,313	9,197,117
second lien senior secured notes, 0.50% Cash, 10.00% PIK (LIBOR + 9.00%) (1.00% floor) due June 6, 2024(3)(4)(5)(14)(16)(17)	October 1, 2019	11,099,349	9,817,795	5,549,675

Verifone Systems, Inc.
first lien senior secured notes, 4.25% (LIBOR + 4.00%), (0.00% floor) due August 20, 2025(4)(5)(6)(14)(16)	August 9, 2018	10,867,348	10,344,008	9,726,276
Total Business Services			$80,185,453	$54,438,557	28.5%

Diversified Insurance
AmeriLife Group LLC
second lien senior secured notes, 9.50% (LIBOR + 8.50%), (1.00% floor) due March 18, 2028(4)(5)(6)(25)	March 18, 2020	$7,500,000	$7,355,342	$7,350,000
Total Diversified Insurance			$7,355,342	$7,350,000	3.8%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)
September 30, 2020

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
Education
Edmentum, Inc. (f/k/a Plato, Inc.)
first lien senior secured notes, 5.50% (LIBOR + 4.50%), (1.00% floor) Cash, 4.00% PIK due June 9, 2021(3)(4)(5)(6)(16)	April 25, 2013	$6,184,402	$6,172,645	$5,813,338
Total Education			$6,172,645	$5,813,338	3.0%

Healthcare
Keystone Acquisition Corp.
first lien senior secured notes, 6.25% (LIBOR + 5.25%), (1.00% floor) due May 1, 2024(4)(5)(6)(14)(16)	May 10, 2017	$7,400,648	$7,378,832	$6,679,085
second lien senior secured notes, 10.25% (LIBOR + 9.25%), (1.00% floor) due May 1, 2025(4)(5)(14)(16)	May 10, 2017	13,000,000	12,886,481	10,725,000

Viant Medical Holdings, Inc.
first lien senior secured notes, 3.91% (LIBOR + 3.75%), (0.00% floor) due July 2, 2025(4)(5)(6)(14)(15)	June 26, 2018	9,800,000	9,799,040	9,040,500
second lien senior secured notes, 7.90% (LIBOR + 7.75%), (0.00% floor) due July 2, 2026(4)(5)(14)(15)	June 26, 2018	5,000,000	4,959,694	4,150,000

Healthport Technologies, LLC
first lien senior secured notes, 5.25% (LIBOR + 4.25%), (1.00% floor) due December 1, 2021(4)(5)(6)(14)(15)	April 12, 2019	16,467,538	15,435,940	15,798,627

HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)
first lien senior secured notes, 4.65% (LIBOR + 4.50%), (0.00% floor) due April 3, 2025(4)(5)(6)(15)	October 31, 2018	9,786,623	9,733,683	8,905,827
Total Healthcare			$60,193,670	$55,299,039	29.0%

Logistics
Capstone Logistics Acquisition, Inc.
first lien senior secured notes, 5.50% (LIBOR + 4.50%), (1.00% floor) due October 7, 2021(4)(5)(6)(14)(15)	October 3, 2014	$12,903,300	$12,894,290	$12,677,492
Total Logistics			$12,894,290	$12,677,492	6.6%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)
September 30, 2020

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
Plastics Manufacturing
Spectrum Holdings III Corp. (f/k/a KPEX Holdings, Inc.)
first lien senior secured notes, 4.25% (LIBOR + 3.25%), (1.00% floor) due January 31, 2025(4)(5)(6)(25)	June 24, 2020	$7,460,805	$6,670,200	$6,789,333
Total Plastics Manufacturing			$6,670,200	$6,789,333	3.6%
Software
ECI Software Solutions, Inc.
first lien senior secured notes, 5.25% (LIBOR + 4.25%), (1.00% floor) due September 27, 2024 (4)(5)(6)(14)(15)	June 28, 2018	$2,889,717	$2,895,003	$2,869,865
second lien senior secured notes, 9.00% (LIBOR + 8.00%), (1.00% floor) due September 29, 2025(4)(5)(14)(15)	September 19, 2017	15,000,000	14,924,044	14,906,250

Quest Software, Inc.
first lien senior secured notes, 4.51% (LIBOR + 4.25%), (0.00% floor) due May 16, 2025(4)(5)(6)(14)(16)	May 17, 2018	2,906,402	2,895,633	2,841,008
second lien senior secured notes, 8.51% (LIBOR + 8.25%), (0.00% floor) due May 18, 2026(4)(5)(14)(16)	May 17, 2018	12,500,000	12,398,878	11,650,000
Total Software			$33,113,558	$32,267,123	16.9%

Telecommunications Services
Global Tel Link Corp.
second lien senior secured notes, 8.40% (LIBOR + 8.25%), (0.00% floor) due November 29, 2026(4)(5)(14)(15)	November 20, 2018	$17,000,000	$16,744,277	$11,645,000
Total Telecommunication Services			$16,744,277	$11,645,000	6.1%

Utilities
CLEAResult Consulting, Inc.
second lien senior secured notes, 7.40% (LIBOR + 7.25%), (0.00% floor) due August 10, 2026(4)(5)(15)	August 3, 2018	$7,650,000	$7,670,063	$6,923,250
Total Utilities			$7,670,063	$6,923,250	3.6%
Total Senior Secured Notes			$236,384,910	$198,523,434	104.0%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)
September 30, 2020

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Debt Investments
Structured Finance
AMMC CLO XII, Ltd.
CLO secured class F notes, 8.61% (LIBOR + 8.37%), due November 10, 2030(4)(5)(11)(12)(16)	July 29, 2020	$992,323	$672,705	$672,696

Galaxy XXVIII CLO, Ltd.
CLO secured class F notes, 8.76% (LIBOR + 8.48%), due July 15, 2031(4)(5)(11)(12)(16)	June 29, 2018	1,000,000	937,766	724,300

Windriver 2012-1 CLO, Ltd.
CLO secured class E notes, 7.66% (LIBOR + 7.38%), due January 15, 2026(4)(5)(11)(12)(16)	July 30, 2020	10,000,000	7,574,083	8,319,000
Total Structured Finance			$9,184,554	$9,715,996	5.1%
Total Collateralized Loan Obligation – Debt Investments			$9,184,554	$9,715,996	5.1%

Collateralized Loan Obligation – Equity Investments
Structured Finance
AMMC CLO XI, Ltd.
CLO subordinated notes, estimated yield 12.40% due April 30, 2031(9)(11)(12)(18)(26)	March 12, 2015	$6,000,000	$3,827,832	$2,400,000

AMMC CLO XII, Ltd.
CLO subordinated notes, estimated yield 7.95% due November 10, 2030(9)(11)(12)(18)(26)	March 13, 2013	12,921,429	6,947,042	4,005,643

Atlas Senior Loan Fund XI, Ltd.
CLO subordinated notes, estimated yield 9.22% due July 26, 2031(9)(11)(12)(18)(26)	April 5, 2019	5,725,000	4,327,124	2,061,000

Babson CLO Ltd. 2015-I
CLO subordinated notes, estimated yield 6.73% due January 20, 2031(9)(11)(12)(18)	July 26, 2018	2,840,000	1,696,123	766,800

BlueMountain CLO 2014-2 Ltd.
CLO subordinated notes, estimated yield 16.45% due October 20, 2030(9)(11)(12)(18)	April 3, 2019	6,374,000	2,746,553	1,338,540

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)
September 30, 2020

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 11.00% due January 18, 2029(9)(11)(12)(18)(26)	March 19, 2013	$6,250,000	$3,611,503	$1,557,991

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 7.71% due June 09, 2030(9)(11)(12)(18)	October 23, 2013	18,000,000	12,095,994	5,760,000

Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 9.81% due October 20, 2028(9)(11)(12)(18)	May 15, 2017	7,700,000	7,371,828	3,850,000

CIFC Funding 2014-3, Ltd.
CLO subordinated notes, estimated yield 9.59% due October 22, 2031(9)(11)(12)(18)(26)	January 24, 2017	10,000,000	5,867,696	3,700,000

Galaxy XXVIII CLO, Ltd.
CLO subordinated notes, estimated yield 14.11% due July 15, 2031(9)(11)(12)(18)	July 25, 2017	2,000,000	968,070	656,622

Madison Park Funding XVIII, Ltd.
CLO subordinated notes, estimated yield 33.15% due October 21, 2030(9)(11)(12)(18)(26)	May 22, 2020	12,500,000	5,576,410	6,375,000

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 11.76% due January 22, 2028(9)(11)(12)(18)(26)	May 11, 2016	5,422,500	4,637,562	3,253,500

Nassau 2019-I Ltd.
CLO subordinated notes, estimated yield 11.99% due April 15, 2031(9)(11)(12)(14)(18)(26)	April 11, 2019	23,500,000	18,376,494	10,340,000

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)
September 30, 2020

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Octagon Investment Partners 37, Ltd.
CLO subordinated notes, estimated yield 47.94% due July 25, 2030(9)(11)(12)(18)(26)	May 12, 2020	$4,250,000	$1,926,508	$2,677,500

Octagon Investment Partners 45, Ltd.
CLO subordinated notes, estimated yield 31.14% due October 15, 2032(9)(11)(12)(18)	May 13, 2020	3,750,000	2,195,541	2,664,451

Regatta XV Funding, Ltd.
CLO subordinated notes, estimated yield 0.00% due October 25, 2026(9)(10)(11)(12)(18)	October 19, 2016	3,000,000	—	97,500

Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 25, 2030(9)(11)(12)(14)(18)	August 1, 2018	45,500,000	37,820,756	13,650,000

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 17, 2026(9)(11)(12)(18)(26)	January 25, 2013	14,447,790	6,237,524	1,445

Telos CLO 2013-4, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 17, 2030(9)(11)(12)(18)(26)	May 20, 2015	11,350,000	7,229,894	1,021,500

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 17, 2028(9)(11)(12)(18)	April 11, 2014	28,500,000	18,179,226	855,000

Venture XIV, Ltd.
CLO subordinated notes, estimated yield 0.00% due August 28, 2029(9)(11)(12)(18)(26)	January 12, 2017	2,500,000	1,339,425	400,000

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)
September 30, 2020

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Venture XVII, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(26)	January 27, 2017	$6,200,000	$3,726,182	$496,000

Venture XX, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(26)	July 27, 2018	3,000,000	1,216,869	150,000

Venture 39 CLO, Limited
CLO subordinated notes, estimated yield 35.59% due April 15, 2033(9)(11)(12)(18)	May 8, 2020	5,150,000	3,198,847	3,708,000

Vibrant CLO V, Ltd.
CLO subordinated notes, estimated yield 7.74% due January 20, 2029(9)(11)(12)(18)	April 27, 2017	13,475,000	10,793,950	2,964,500

West CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 18, 2026(9)(11)(12)(18)(26)	May 12, 2017	9,250,000	4,992,841	1,387,500

Westcott Park CLO, Ltd.
CLO subordinated notes, estimated yield 28.59% due July 20, 2028(9)(11)(12)(18)	September 16, 2020	19,000,000	8,852,293	8,749,500

Windriver 2012-1 CLO, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 15, 2026(9)(11)(12)(18)	June 11, 2015	7,500,000	3,610,766	337,500

Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 15, 2029(9)(11)(12)(18)	May 3, 2017	10,500,000	7,381,532	735,000

CLO Equity Side Letter Related Investments(11)(12)(13)			1,488,205	1,067,717
Total Structured Finance			$198,240,590	$87,028,209	45.6%
Total Collateralized Loan Obligation – Equity Investments			$198,240,590	$87,028,209	45.6%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)
September 30, 2020

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% of Net Assets
Common Stock
IT Consulting
Unitek Global Services, Inc.
common equity(7)(27)	January 13, 2015	1,244,188	$684,960	$—
Total IT Consulting			$684,960	$—	0.0%
Total Common Stock			$684,960	$—	0.0%

Preferred Stock
IT Consulting
Unitek Global Services, Inc.
Series B Preferred Stock(3)(7)(17)(21)(24)(27)	June 26, 2019	12,187,140	$9,002,159	$—
Series B Senior Preferred Stock(3)(7)(17)(22)(24)(27)	June 26, 2019	5,488,818	4,535,443	—
Series B Super Senior Preferred Stock(3)(7)(17)(23)(24)(27)	June 26, 2019	3,026,333	2,614,260	—
Total IT Consulting			$16,151,862	$—	0.0%
Total Preferred Equity			$16,151,862	$—	0.0%
Total Investments in Securities(8)			$460,646,876	$295,267,639	154.7%

Cash Equivalents
First American Government Obligations Fund(19)			$2,220,960	$2,220,960
Total Cash Equivalents			$2,220,960	$2,220,960	1.2%
Total Investments in Securities and Cash Equivalents			$462,867,836	$297,488,599	155.9%

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

(3)      Portfolio includes $17,283,751 of principal and 20,702,291 shares of debt and preferred stock investments respectively which contain a PIK provision as of September 30, 2020.

(4)      Notes bear interest at variable rates and are subject to an interest rate floor where disclosed. The rate disclosed is as of September 30, 2020.

(5)      Cost value reflects accretion of original issue discount or market discount, or amortization of premium.

(6)      Cost value reflects repayment of principal.

(7)      Non-income producing at the relevant period end.

(8)      Aggregate gross unrealized appreciation for federal income tax purposes is $1,226,737 aggregate gross unrealized depreciation for federal income tax purposes is $198,275,869. Net unrealized depreciation is $197,049,132 based upon an estimated tax cost basis of $492,316,771 as of September 30, 2020.

(9)      Cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO equity investments.

(10)    This investment represents our percent ownership in certain equity securities transferred to OXSQ upon the redemption of this investment on October 25, 2018.

(11)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2020, the Company held qualifying assets that represented 67.6% of its total assets.

(12)    Investment not domiciled in the United States.

(13)    Fair value represents discounted cash flows associated with fees earned from CLO equity investments.

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)
September 30, 2020

(14)    Aggregate investments represent greater than 5% of net assets.

(15)    The principal balance outstanding for this debt investment, in whole or in part, is indexed to 30-day LIBOR.

(16)    The principal balance outstanding for this debt investment, in whole or in part, is indexed to 90-day LIBOR.

(17)    As of September 30, 2020, this debt or preferred equity investment was on non-accrual status. The aggregate fair value of these investments was approximately $5.7 million.

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

(19)    Represents cash equivalents held in money market accounts as of September 30, 2020.

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

(24)    Effective June 26, 2019, the Company entered into an Exchange Agreement with UniTek Global Services, Inc. (the “Exchange Agreement”), to receive 2,371,211 shares of Series B Super Senior Preferred Stock, 4,352,199 shares of Series B Senior Preferred Stock and 10,323,434 shares of Series B Preferred Stock (collectively, “Preferred Stock”) in exchange for all Series A shares of each respective Preferred Stock tranche that was held by OXSQ. This exchange resulted in the capitalization of approximately $6.3 million of cumulative PIK dividends which were added to the cost basis of each respective Preferred Stock tranche during the quarter ended June 30, 2019.

(25)    The principal balance outstanding for this debt investment, in whole or in part, is indexed to 180-day LIBOR.

(26)    The investment is co-invested with the Company’s affiliates. See “Note 7. Related Party Transactions.”

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)
September 30, 2020

(27)    These investments are deemed to be an “affiliate,” as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned between 5% and 25% of its voting securities. We do not “control” any of our portfolio companies. Fair value as of September 30, 2020 and June 30, 2020 along with transactions during the three months ended September 30, 2020 in these affiliated investments are as follows:

Name of Issuer	Title of Issue	Amount of Interest or Dividends Credited to Income(a)	Fair Value as of June 30, 2020	Gross Additions(b)	Gross Reductions(c)	Net Change in Unrealized Depreciation	Fair Value as of September 30, 2020
AFFILIATED INVESTMENTS:
Unitek Global Systems, Inc.	Common Stock	$—	$—	$—	$—	$—	$—
	Series B Preferred Stock	—	—	—	—	—	—
	Series B Senior Preferred Stock	—	—	—	—	—	—
	Series B Super Senior Preferred Stock	—	634,089	—	—	(634,089)	—
Total Affiliated Investments		—	634,089	—	—	(634,089)	—
Total Control Investments		—	—	—	—	—	—
TOTAL CONTROL AND AFFILIATED INVESTMENTS		$—	$634,089	$—	$—	$(634,089)	$—

____________

(a)      Represents the total amount of interest or distributions credited to income for the portion of the year an investment was an affiliate investment.

(b)      Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees. For the three months ended September 30, 2020, a total of approximately $0.8 million of paid-in-kind dividends were entitled to be received yet deemed uncollectible.

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

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
December 31, 2019

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
Diversified Insurance
AmeriLife Group LLC
second lien senior secured notes, 10.80% (LIBOR + 9.00%), (0.00% floor) due June 11, 2027(4)(5)(6)(15)	March 18, 2020	$10,000,000	$9,900,692	$9,925,000
Total Diversified Insurance			$9,900,692	$9,925,000	4.0%

Education
Edmentum, Inc. (f/k/a Plato, Inc.)
first lien senior secured notes, 6.43% (LIBOR + 4.50%), (1.00% floor) Cash, 4.00% PIK due June 9, 2021(3)(4)(5)(6)(16)	April 25, 2013	$6,080,350	$6,054,371	$5,593,922
Total Education			$6,054,371	$5,593,922	2.3%

Financial Intermediaries
First American Payment Systems
second lien senior secured notes, 12.56% (LIBOR + 10.50%), (1.00% floor) due July 5, 2024(4)(5)(16)(21)	January 3, 2017	$1,500,000	$1,468,914	$1,470,000

Shift4 Payments, LLC (f/k/a Lighthouse Network, LLC)
first lien senior secured notes, 6.43% (LIBOR + 4.50%), (1.00% floor) due November 30, 2024(4)(5)(6)(14)(16)(21)	November 20, 2017	3,430,000	3,417,872	3,438,575
second lien senior secured notes, 10.43% (LIBOR + 8.50%), (1.00% floor) due November 30, 2025(4)(5)(14)(16)(21)	November 20, 2017	16,490,000	16,353,183	16,242,650
Total Financial Intermediaries			$21,239,969	$21,151,225	8.5%

Healthcare
Keystone Acquisition Corp.
first lien senior secured notes, 7.19% (LIBOR + 5.25%), (1.00% floor) due May 1, 2024(4)(5)(6)(14)(16)(21)	May 10, 2017	$7,457,869	$7,430,191	$7,271,422
second lien senior secured notes, 11.19% (LIBOR + 9.25%), (1.00% floor) due May 1, 2025(4)(5)(14)(16)(21)	May 10, 2017	13,000,000	12,868,879	12,610,000

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
December 31, 2019

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
Healthcare – (continued)
Viant Medical Holdings, Inc.
first lien senior secured notes, 5.69% (LIBOR + 3.75%), (0.00% floor) due July 2, 2025 (4)(5)(6)(14)(16)(21)	June 26, 2018	$9,875,000	$9,873,395	$9,677,500
second lien senior secured notes, 9.69% (LIBOR + 7.75%), (0.00% floor) due July 2, 2026(4)(5)(14)(16)(21)	June 26, 2018	5,000,000	4,955,602	4,725,000

Healthport Technologies, LLC
first lien senior secured notes, 6.05% (LIBOR + 4.25%), (1.00% floor) due December 1, 2021(4)(5)(6)(14)(15)	April 12, 2019	16,597,888	14,964,163	15,618,613

HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)
first lien senior secured notes, 6.24% (LIBOR + 4.50%), (0.00% floor) due April 3, 2025(4)(5)(6)(15)	October 31, 2018	9,861,904	9,800,587	9,664,666
Total Healthcare			$59,892,817	$59,567,201	24.0%

Logistics
Capstone Logistics Acquisition, Inc.
first lien senior secured notes, 6.30% (LIBOR + 4.50%), (1.00% floor) due October 7, 2021(4)(5)(6)(14)(15)(21)	October 3, 2014	$12,917,066	$12,902,501	$12,650,716
Total Logistics			$12,902,501	$12,650,716	5.1%

Software
ECI Software Solutions, Inc.
first lien senior secured notes, 6.19% (LIBOR + 4.25%), (1.00% floor) due September 27, 2024(4)(5)(6)(14)(16)(21)	June 28, 2018	$4,912,060	$4,923,674	$4,903,464
second lien senior secured notes, 9.94% (LIBOR + 8.00%), (1.00% floor) due September 29, 2025(4)(5)(14)(16)(21)	September 19, 2017	15,000,000	14,916,392	14,762,550

Quest Software, Inc.
first lien senior secured notes, 6.18% (LIBOR + 4.25%), (0.00% floor) due May 16, 2025(4)(5)(6)(14)(16)(21)	May 17, 2018	5,940,000	5,914,552	5,917,725
second lien senior secured notes, 10.18% (LIBOR + 8.25%), (0.00% floor) due May 18, 2026(4)(5)(14)(16)(21)	May 17, 2018	15,000,000	14,865,400	14,647,500
Total Software			$40,620,018	$40,231,239	16.2%

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

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
December 31, 2019

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Atlas Senior Loan Fund XI, Ltd.
CLO subordinated notes, estimated yield 17.73% due July 26, 2031(9)(11)(12)(18)(26)	April 5, 2019	$5,725,000	$4,319,023	$3,449,313

Babson CLO Ltd. 2015-I
CLO subordinated notes, estimated yield 4.93% due January 20, 2031(9)(11)(12)(18)	July 26, 2018	2,840,000	1,766,500	1,050,800

BlueMountain CLO 2014-2 Ltd.
CLO subordinated notes, estimated yield 23.58% due October 20, 2030(9)(11)(12)(18)	April 3, 2019	6,374,000	2,612,626	2,294,640

Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 13.61% due January 18, 2029(9)(11)(12)(18)(26)	March 19, 2013	6,250,000	3,748,818	2,728,621

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 11.39% due June 9, 2030(9)(11)(12)(18)	October 23, 2013	18,000,000	12,940,261	9,360,000

Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 14.47% due October 20, 2028(9)(11)(12)(18)	May 15, 2017	7,700,000	7,363,155	5,698,000

CIFC Funding 2014-3, Ltd.
CLO subordinated notes, estimated yield 14.53% due October 22, 2031(9)(11)(12)(18)(26)	January 24, 2017	10,000,000	6,182,026	4,400,000

Galaxy XXVIII CLO, Ltd.
CLO subordinated notes, estimated yield 11.28% due July 15, 2031(9)(11)(12)(18)	July 25, 2017	2,000,000	962,017	648,665

Hull Street CLO Ltd.
CLO subordinated notes, estimated yield -21.46% due October 18, 2026(9)(11)(12)(18)(26)	October 17, 2014	5,000,000	1,049,476	100,000

Ivy Hill Middle Market Credit Fund VII, Ltd.
CLO subordinated notes, estimated yield 7.34% due October 20, 2029(9)(11)(12)(18)(26)	October 3, 2013	10,800,000	8,659,115	5,936,641

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
December 31, 2019

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 9.67% due January 22, 2028(9)(11)(12)(18)(26)	May 11, 2016	$5,422,500	$4,999,739	$3,904,200

Nassau 2019-I Ltd.
CLO subordinated notes, estimated yield 24.71% due April 15, 2031(9)(11)(12)(14)(18)(26)	April 11, 2019	23,500,000	19,265,413	16,450,000

Octagon Investment Partners 38, Ltd.
CLO subordinated notes, estimated yield 14.27% due July 20, 2030(9)(11)(12)(18)(26)	July 12, 2018	5,000,000	4,174,948	3,500,000

Regatta XV Funding, Ltd.
CLO subordinated notes, estimated yield 0.00% due October 25, 2026(9)(10)(11)(12)(18)	October 19, 2016	3,000,000	—	75,000

Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 8.86% due July 25, 2030(9)(11)(12)(14)(18)	August 1, 2018	45,500,000	41,750,653	23,660,000

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield -4.23% due July 17, 2026(9)(11)(12)(18)(26)	January 25, 2013	14,447,790	6,575,881	2,022,691

Telos CLO 2013-4, Ltd.
CLO subordinated notes, estimated yield 17.00% due January 17, 2030(9)(11)(12)(18)(26)	May 20, 2015	11,350,000	7,018,355	3,110,420

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 17.92% due April 17, 2028(9)(11)(12)(18)	April 11, 2014	28,500,000	17,600,832	6,575,476

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
December 31, 2019

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Venture XIV, Ltd.
CLO subordinated notes, estimated yield 4.94% due August 28, 2029(9)(11)(12)(18)(26)	January 12, 2017	$2,500,000	$1,452,738	$450,000

Venture XVII, Ltd.
CLO subordinated notes, estimated yield 11.53% due April 15, 2027(9)(11)(12)(18)(26)	January 27, 2017	6,200,000	3,614,197	1,514,369

Venture XX, Ltd.
CLO subordinated notes, estimated yield -53.93% due April 15, 2027(9)(11)(12)(18)(26)	July 27, 2018	3,000,000	1,347,763	930,000

Vibrant CLO V, Ltd.
CLO subordinated notes, estimated yield 3.90% due January 20, 2029(9)(11)(12)(18)	April 27, 2017	13,475,000	11,197,902	6,198,500

West CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield -0.01% due July 18, 2026(9)(11)(12)(18)(26)	May 12, 2017	9,250,000	5,435,293	3,330,000

Windriver 2012-1 CLO, Ltd.
CLO subordinated notes, estimated yield 6.73% due January 15, 2026(9)(11)(12)(18)	June 11, 2015	7,500,000	3,571,607	959,980

Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 13.15% due July 15, 2029(9)(11)(12)(18)	May 3, 2017	10,500,000	7,663,559	3,780,001

CLO Equity Side Letter Related Investments(11)(12)(13)			1,378,224	1,316,505
Total Structured Finance			$197,622,167	$120,597,108	48.6%
Total Collateralized Loan Obligation – Equity Investments			$197,622,167	$120,597,108	48.6%

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

Name of Issuer	Title of Issue	Amount of Interest or Dividends Credited to Income(a)	Fair Value as of December 31, 2018	Gross Additions(b)	Gross Reductions(c)	Net Change in Unrealized Depreciation	Fair Value as of December 31, 2019
AFFILIATED INVESTMENTS:
Unitek Global Systems, Inc.	Common Stock	$—	$149,303	$—	$—	$(149,303)	$—
	Series B Preferred Stock	5,325,159	8,217,887	5,325,159	—	(13,543,046)	—
	Series B Senior Preferred Stock	1,773,022	3,963,240	1,773,022	—	(5,115,450)	620,812
	Series B Super Senior Preferred Stock	612,624	2,161,767	612,624	—	(578,413)	2,195,978
Total Affiliated Investments		7,710,805	14,492,197	7,710,805	—	(19,386,212)	2,816,790
Total Control Investments		—	—	—	—	—	—
TOTAL CONTROL AND AFFILIATED INVESTMENTS		$7,710,805	$14,492,197	$7,710,805	$—	$(19,386,212)	$2,816,790

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

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$4,492,647	$7,114,678	$15,020,284	$21,695,535
Income from securitization vehicles and investments	3,568,516	6,131,870	11,545,539	19,628,276
Other income	163,976	162,796	738,625	887,662
Total investment income from non-affiliated/non-control investments	8,225,139	13,409,344	27,304,448	42,211,473

From affiliated investments:
Dividend income – non-cash	—	673,706	—	7,009,592
Total investment income from affiliated investments	—	673,706	—	7,009,592
Total investment income	8,225,139	14,083,050	27,304,448	49,221,065

EXPENSES
Interest expense	1,908,206	2,522,451	5,988,116	7,478,451
Base management fees	1,123,450	1,729,152	3,365,332	5,223,813
Professional fees	321,059	349,564	1,228,794	1,071,633
Compensation expense	185,659	195,034	554,288	622,937
General and administrative	416,486	349,662	1,195,166	1,232,254
Total expenses before incentive fees	3,954,860	5,145,863	12,331,696	15,629,088
Net investment income incentive fees	—	—	—	3,511,493
Total expenses	3,954,860	5,145,863	12,331,696	19,140,581
Net investment income	4,270,279	8,937,187	14,972,752	30,080,484
Net change in unrealized appreciation/(depreciation) on investments:
Non-affiliated/non-control investments	21,580,813	(34,478,523)	(42,698,711)	(42,201,632)
Affiliated investments	(634,089)	(7,131,376)	(2,816,790)	(14,009,646)
Total net change in unrealized appreciation/(depreciation) on investments	20,946,724	(41,609,899)	(45,515,501)	(56,211,278)
Net realized gains/(losses):
Non-affiliated/non-control investments	(4,368,235)	(432,246)	(7,405,716)	(1,709,816)
Extinguishment of debt	—	(5,506)	(5,211)	(56,592)
Total net realized losses	(4,368,235)	(437,752)	(7,410,927)	(1,766,408)
Net increase/(decrease) in net assets resulting from operations	$20,848,768	$(33,110,464)	$(37,953,676)	$(27,897,202)
Net increase in net assets resulting from net investment income per common share (Basic and Diluted)	$0.09	$0.19	$0.30	$0.63
Net increase/(decrease) in net assets resulting from operations per common share (Basic and Diluted)	$0.42	$(0.69)	$(0.77)	$(0.59)
Weighted average shares of common stock outstanding (Basic and Diluted)	49,589,607	47,740,799	49,439,478	47,681,235
Distributions per share	$0.105	$0.201	$0.507	$0.602

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Increase/(decrease) in net assets from operations:
Net investment income	$4,270,279	$8,937,187	$14,972,752	$30,080,484
Net change in unrealized appreciation/(depreciation) on investments	20,946,724	(41,609,899)	(45,515,501)	(56,211,278)
Net realized losses	(4,368,235)	(437,752)	(7,410,927)	(1,766,408)
Net increase/(decrease) in net assets resulting from operations	20,848,768	(33,110,464)	(37,953,676)	(27,897,202)
Distributions to stockholders:
Distributions from net investment income	(4,321,734)	(8,092,973)	(20,798,823)	(24,334,803)
Tax return of capital distributions	(885,174)	(1,503,511)	(4,260,000)	(4,369,716)
Total distributions to stockholders	(5,206,908)	(9,596,484)	(25,058,823)	(28,704,519)
Capital share transactions:
Issuance of common stock (net of underwriting fees and offering costs of $0, $74,064, $51,779, and $74,064, respectively)	—	689,445	5,821,240	689,445
Reinvestment of distributions	—	147,827	161,186	147,827
Net increase in net assets from capital share transactions	—	837,272	5,982,426	837,272
Total increase/(decrease) in net assets	15,641,860	(41,869,676)	(57,030,073)	(55,764,449)
Net assets at beginning of period	175,326,609	300,829,474	247,998,542	314,724,247
Net assets at end of period	$190,968,469	$258,959,798	$190,968,469	$258,959,798
Capital share activity:
Shares issued	—	115,887	1,098,277	115,887
Shares issued from reinvestment of distributions	—	23,225	42,343	23,225
Net increase in capital share activity	—	139,112	1,140,620	139,112

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease)/increase in net assets resulting from operations	$(37,953,676)	$(27,897,202)
Adjustments to reconcile net (decrease)/increase in net assets resulting from operations to net cash provided by operating activities:
Accretion of discounts on investments	(985,420)	(595,386)
Amortization of deferred debt issuance costs	428,825	475,517
Non-cash interest and dividend income due to PIK	(187,080)	(7,219,430)
Purchases of investments	(46,937,026)	(50,821,290)
Repayments of principal	29,270,739	24,195,650
Proceeds from the sale of investments	28,857,740	15,919,269
Net realized losses on investments	7,405,716	1,709,816
Reductions to CLO equity cost value	6,594,188	7,213,832
Net change in unrealized (appreciation)/depreciation on investments	45,515,501	56,211,278
Decrease/(increase) in interest and distributions receivable	1,940,879	(607,360)
Increase in other assets	(166,842)	(240,682)
(Decrease)/increase in accrued interest payable	(150,974)	177,745
Decrease in base management fee and net investment income incentive fee payable	(357,204)	(1,498,304)
Decrease in accrued expenses	(348,346)	(72,650)
Net cash provided by operating activities	32,927,020	16,950,803

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid (net of stock issued under distribution reinvestment plan of $161,186 and $147,827, respectively)	(24,897,637)	(28,556,692)
Repayment of notes payable – Credit Facility	(28,090,601)	(37,832,943)
Proceeds from the issuance of common stock	5,873,019	763,508
Underwriting fees and offering costs for the issuance of common stock	(51,779)	(74,064)
Proceeds from the issuance of notes payable – 6.25% Unsecured Notes	—	44,790,750
Debt issuance costs	—	(1,648,887)
Net cash used in financing activities	(47,166,998)	(22,558,328)
Net decrease in cash equivalents and restricted cash	(14,239,978)	(5,607,525)
Cash equivalents and restricted cash, beginning of period	16,460,938	17,080,864
Cash equivalents and restricted cash, end of period	$2,220,960	$11,473,339

NON-CASH ACTIVITIES
Value of shares issued in connection with distribution reinvestment plan	$161,186	$147,827

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$5,715,475	$6,881,781

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
September 30, 2020

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

Restricted cash represents the cash held by the trustee of OXSQ Funding. The amount is held by the trustee for payment of interest expense and operating expenses of the entity, principal repayments on borrowings, or new investments, based upon the terms of the respective indenture, and are not available for general corporate purposes. As of September 30, 2020, there was no restricted cash due to the full repayment of the Credit Facility on March 24, 2020. As of December 31, 2019, there was approximately $2.1 million of restricted cash.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, all of OXSQ’s investments are based upon “Level 3” inputs as of September 30, 2020.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of September 30, 2020 and December 31, 2019, the Company had two debt investments that were on non-accrual status.

Interest income also includes a payment-in-kind (“PIK”) provision on certain investments in the Company’s portfolio. Refer to the section below, “Payment-In-Kind,” for a description of the PIK provision and its impact on interest income.

Payment-In-Kind

The Company has debt and preferred equity investments in its portfolio which contain a contractual PIK provision. Certain PIK investments offer issuers the option at each payment date of making payments in cash or additional securities. PIK interest and preferred equity dividends are computed at the contractual rate and are accrued into income and recorded as interest and dividend income, respectively. The PIK amounts are added to the principal balance on the capitalization date. Upon capitalization, the PIK component is subject to the fair value estimates associated with their related investments. At the point the Company believes PIK is not fully expected

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. PIK investments on non-accrual status are restored to accrual status once it becomes probable that PIK will be realized. For the three and nine months ended September 30, 2020, no PIK preferred equity dividends were recognized as dividend income as they were not expected to be fully realized.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

The Company has entered into an agreement whereby it may sell securities to be repurchased at an agreed-upon price and date. Under this agreement, the Company will account for these transactions as collateralized financing transactions which are recorded at the contracted repurchase amount plus interest. The Company’s securities sold under the agreement to repurchase are carried at cost. As of September 30, 2020, there was no outstanding principal, or securities sold under the repurchase facility. Refer to “Note 6. Borrowings” for further details.

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

The Company recognizes the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained, assuming examination by tax authorities. Through September 30, 2020, management has analyzed the Company’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions expected to be taken in the Company’s 2020 tax returns. The Company identifies its major tax jurisdictions as U.S Federal and Connecticut State; however, the Company is not aware of any tax position for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. For tax purposes, the cost basis of the portfolio investments as of September 30, 2020 and December 31, 2019, was approximately $492.3 million and $499.9 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the financial instruments impairment guidance so that an entity is required to measure expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. ASU 2016-13 also amends the guidance in FASB ASC Subtopic No. 325-40,

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Investments-Other, Beneficial Interests in Securitized Financial Assets, related to the subsequent measurement of accretable yield recognized as interest income over the life of a beneficial interest in securitized financial assets under the effective yield method. ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management has adopted the amendments in ASU 2016-13 as of January 1, 2020. The impact of the adoption would have resulted in an increase in total investment income of approximately $0.8 million and $1.8 million for the three and nine months ended September 30, 2019, respectively.

NOTE 4. FAIR VALUE

The Company’s assets measured at fair value by investment type on a recurring basis as of September 30, 2020 were as follows:

	Fair Value Measurements at Reporting Date Using
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$—	$—	$198.5	$198.5
CLO Debt	—	—	9.7	9.7
CLO Equity	—	—	87.0	87.0
Equity and Other Investments	—	—	—	—
Total Investments at fair value(1)	—	—	295.3	295.3
Cash equivalents	2.2	—	—	2.2
Total assets at fair value	$2.2	$—	$295.3	$297.5

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
September 30, 2020

(unaudited)

NOTE 4. FAIR VALUE (cont.)

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of September 30, 2020 and December 31, 2019, respectively. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or Oxford Square Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

	Quantitative Information about Level 3 Fair Value Measurements				Impact to Fair Value from an Increase in Input(2)
Assets ($ in millions)	Fair Value as of September 30, 2020	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(1)
Senior Secured Notes	$143.5	Market quotes	NBIB(3)	1.1% – 99.4%/78.2%	NA
	55.0	Recent transactions	Actual trade/payoff(4)	83.0% – 98.3%/93.4%	NA
CLO Debt	8.3	Recent transactions	Actual trade/payoff(4)	83.2%/ncm(5)	NA
	1.4	Market quotes	NBIB(3)	67.8% – 72.4%/70.1%	NA
CLO Equity	74.4	Market quotes	NBIB(3)	0.0% – 72.0%/26.5%	NA
	8.8	Recent transactions	Actual trade/payoff(4)	3.3%/ncm(5)	NA
	2.7	Yield Analysis	Yield	19.8%/ncm(5)	Decrease
	1.1	Discounted cash flow(6)	Discount rate(7)	13.1% – 28.1%/18.0%	Decrease
Equity and Other Investments	—	Enterprise value(8)	EBITDA/Market multiples(9)	22.7 million/ncm(5) 5.0x – 5.7x/ncm(5)	Increase
Total Fair Value for Level 3 Investments(10)	$295.3

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
September 30, 2020

(unaudited)

NOTE 4. FAIR VALUE (cont.)

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

(8)      For equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that the Company provides to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of the Company’s securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by Oxford Square Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.

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

(10)    Totals may not sum due to rounding.

	Quantitative Information about Level 3 Fair Value Measurements				Impact to Fair Value from an Increase in Input(2)
Assets ($ in millions)	Fair Value as of December 31, 2019	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(1)
Senior Secured Notes	$201.9	Market quotes	NBIB(3)	15.0% – 100.3%/86.5%	NA
	38.7	Recent transactions	Actual trade/payoff(4)	92.0% – 100.0%/97.3%	NA
CLO Debt	0.8	Market quotes	NBIB(3)	84.1%/ncm(6)	NA
CLO Equity	104.5	Market quotes	NBIB(3)	2.0% – 74.0%/43.7%	NA
	11.3	Yield Analysis	Yield	17.3% – 23.9%/19.7%	Decrease
	3.4	Recent transactions	Actual trade/payoff(4)	60.3%/ncm(6)	NA
	1.3	Discounted cash flow(7)	Discount rate(8)	10.1% – 14.7%/11.9%	Decrease
	0.1	Liquidation net asset value(5)	NBIB(3)	2.5%/ncm(6)	NA
Equity and Other Investments	2.8	Enterprise value(9)	EBITDA/Market multiple(10)	$25.1 million/ncm(6) 5.7x – 6.6x/ncm(6)	Increase Increase
Total Fair Value for Level 3 Investments(11)	$364.8

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

(unaudited)

NOTE 4. FAIR VALUE (cont.)

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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2020, and the level of each financial liability within the fair value hierarchy:

($ in millions)	Carrying Value(1)	Fair Value(2)	Level 1	Level 2	Level 3
6.50% Unsecured Notes	$63.2	$63.8	$—	$63.8	$—
6.25% Unsecured Notes	43.5	44.8	—	44.8	—
Total	$106.7	$108.6	$—	$108.6	$—

____________

(1)      Carrying value is net of unamortized deferred debt issuance costs. Unamortized deferred debt issuance costs associated with the 6.50% Unsecured Notes totaled approximately $1.1 million as of September 30, 2020. Unamortized deferred debt issuance costs associated with the 6.25% Unsecured Notes totaled approximately $1.3 million as of September 30, 2020.

(2)      For the 6.50% Unsecured Notes and 6.25% Unsecured Notes, fair value is based upon the closing price on the last day of the period. The 6.50% Unsecured Notes and 6.25% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQL” and “OXSQZ”, respectively).

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

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

(3)      Totals may not sum due to rounding.

A reconciliation of the fair value of investments for the three months ended September 30, 2020, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Debt	CLO Equity	Equity and Other Investments	Total(2)
Balance as of June 30, 2020	$188.6	$0.6	$81.0	$0.6	$270.8
Realized losses included in earnings	—	—	(4.4)	—	(4.4)
Unrealized appreciation/(depreciation) included in earnings	8.8	0.9	12.0	(0.6)	20.9
Accretion of discount	0.3	0.1	—	—	0.4
Purchases	1.4	8.2	8.7	—	18.3
Repayments and Sales	(0.6)	—	(8.3)	—	(8.9)
Reductions to CLO equity cost value(1)	—	—	(2.0)	—	(2.0)
Payment in Kind income	0.1	—	—	—	0.1
Transfers in and/or (out) of Level 3	—	—	—	—	—
Balance as of September 30, 2020(2)	$198.5	$9.7	$87.0	$—	$295.3
Net change in unrealized appreciation/depreciation on Level 3 investments still held as of September 30, 2020(2)	$8.8	$0.9	$5.8	$(0.6)	$14.9

____________

(1)      Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $5.5 million and the effective yield interest income of approximately $3.6 million.

(2)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

(unaudited)

NOTE 4. FAIR VALUE (cont.)

A reconciliation of the fair value of investments for the nine months ended September 30, 2020, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Debt	CLO Equity	Equity and Other Investments	Total(2)
Balance as of December 31, 2019	$240.5	$0.8	$120.6	$2.8	$364.8
Realized losses included in earnings	(2.1)	—	(5.3)	—	(7.4)
Unrealized (depreciation)/appreciation included in earnings	(9.2)	0.6	(34.1)	(2.8)	(45.5)
Accretion of discount	0.9	0.1	—	—	1.0
Purchases	17.6	8.2	21.2	—	47.0
Repayments and Sales	(49.3)	—	(8.8)	—	(58.1)
Reductions to CLO equity cost value(1)	—	—	(6.6)	—	(6.6)
Payment in Kind income	0.2	—	—	—	0.2
Transfers in and/or (out) of Level 3	—	—	—	—	—
Balance as of September 30, 2020(2)	$198.5	$9.7	$87.0	$—	$295.3
Net change in unrealized appreciation/depreciation on Level 3 investments still held as of September 30, 2020(2)	$(9.3)	$0.6	$(38.5)	$(2.8)	$(50.0)

____________

(1)      Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $18.1 million and the effective yield interest income of approximately $11.5 million.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

(unaudited)

NOTE 4. FAIR VALUE (cont.)

The following table shows the fair value of the Company’s portfolio of investments by asset class as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$198.5	67.2%	$240.5	65.9%
CLO Debt	9.7	3.3%	0.8	0.2%
CLO Equity	87.0	29.5%	120.6	33.1%
Equity and Other Investments	—	—%	2.8	0.8%
Total(1)	$295.3	100.0%	$364.8	100.0%

____________

(1)      Totals may not sum due to rounding.

NOTE 5. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

As of September 30, 2020 and December 31, 2019, respectively, cash, cash equivalents and restricted cash were as follows:

($ in millions)	September 30, 2020	December 31, 2019
Cash	$—	$—
Cash Equivalents	2.2	14.4
Restricted Cash	—	2.1
Total Cash, Cash Equivalents and Restricted Cash	$2.2	$16.5

For further details regarding the composition of cash, cash equivalents and restricted cash refer to “Note 3. Summary of Significant Accounting Policies.”

NOTE 6. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%, immediately after such borrowing. As of September 30, 2020 and December 31, 2019, the Company’s asset coverage for borrowed amounts was 272.7% and 278.6%, respectively.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of September 30, 2020 and December 31, 2019. The fair value of the 6.50% Unsecured Notes and 6.25% Unsecured Notes are based upon the closing price on the last day of the period and are listed on the NASDAQ Global Select Market (trading symbol OXSQL and OXSQZ, respectively). The Credit Facility was fully repaid on March 24, 2020. The Credit Facility fair value represents the par amount of the debt obligation as of December 31, 2019.

	As of
	September 30, 2020			December 31, 2019
($ in millions)	Principal Amount	Carrying Value(1)	Fair Value	Principal Amount	Carrying Value(1)	Fair Value
6.50% Unsecured Notes	$64.4	$63.2	$63.8	$64.4	$63.0	$65.6
Credit Facility(2)	—	—	—	28.1	28.1	28.1
6.25% Unsecured Notes	44.8	43.5	44.8	44.8	43.3	45.6
Total	$109.2	$106.7	$108.6	$137.3	$134.4	$139.3

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

(unaudited)

NOTE 6. BORROWINGS (cont.)

____________

(1)      The Carrying Value represents the aggregate principal amount outstanding less the unamortized deferred issuance costs. As of September 30, 2020, the total unamortized deferred issuance costs for the 6.25% Unsecured Notes and 6.50% Unsecured Notes was approximately $1.3 million and $1.1 million, respectively. As of December 31, 2019, the total unamortized deferred issuance costs for the Credit Facility, 6.25% Unsecured Noted, and 6.50% Unsecured Notes was approximately $10,000, $1.5 million, and $1.4 million, respectively.

(2)      The Credit Facility was fully repaid on March 24, 2020.

The weighted average stated interest rate and weighted average maturity on the Company’s borrowings as of September 30, 2020 were 6.40% and 4.4 years, respectively, and as of December 31, 2019 were 5.94% and 4.2 years, respectively.

The tables below summarize the components of interest expense for the three and nine months ended September 30, 2020 and September 30, 2019, respectively:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
6.50% Unsecured Notes	$1,046.0	$81.8	$1,127.8	$3,138.0	$243.8	$3,381.8
6.25% Unsecured Notes	699.9	58.8	758.7	2,099.6	175.0	2,274.6
Credit Facility(1)	—	—	—	262.2	4.8	267.0
Repo Facility	21.7	—	21.7	64.7	—	64.7
Total	$1,767.6	$140.6	$1,908.2	$5,564.5	$423.6	$5,988.1

____________

(1)      The Credit Facility was fully repaid on March 24, 2020.

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
6.50% Unsecured Notes	$1,046.0	$81.9	$1,127.9	$3,138.0	$242.9	$3,380.9
Credit Facility	622.5	13.5	636.0	2,537.3	61.3	2,598.6
6.25% Unsecured Notes	699.9	58.7	758.6	1,384.2	114.8	1,499.0
Total	$2,368.4	$154.1	$2,522.5	$7,059.5	$419.0	$7,478.5

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

The aggregate accrued interest payable on the 6.50% Unsecured Notes as of September 30, 2020 was approximately $12,000. As of September 30, 2020, the Company had unamortized deferred debt issuance costs of approximately $1.1 million relating to the 6.50% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 6.50% Unsecured Notes and are included in interest expense in the consolidated statements of operations. The cash paid and the effective annualized interest rate for the three months ended September 30, 2020 were approximately $1.0 million and 6.95%, respectively. The cash paid and the effective annualized interest rate for the nine months ended September 30, 2020 were approximately $3.1 million and 7.00%, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

(unaudited)

NOTE 6. BORROWINGS (cont.)

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

The aggregate accrued interest payable on the 6.25% Unsecured Notes as of September 30, 2020 was approximately $0.5 million. As of September 30, 2020, the Company had unamortized deferred debt issuance costs of approximately $1.3 million relating to the 6.25% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 6.25% Unsecured Notes and are included in interest expense in the consolidated statements of operations. The cash paid and the effective annualized interest rate for the three months ended September 30, 2020 were approximately $0.7 million and 6.72%, respectively. The cash paid and the effective annualized interest rate for the nine months ended September 30, 2020 were approximately $2.1 million and 6.77%, respectively.

Repurchase Transaction Facility

On October 18, 2019, the Company entered into a $10 million repurchase transaction facility (the “Repo Facility”) with Nomura Securities International, Inc. (“Nomura”). Pursuant to the Master Repurchase Agreement (“MRA”) and a transaction facility confirmation, the Company may sell securities to Nomura from time to time with a corresponding repurchase obligation at an agreed-upon price 30 to 60 days after the sale date (“Reverse Repo”). The Repo Facility has a funding cost of 1-month LIBOR plus 2.05% per annum for each Reverse Repo transaction and is subject to a facility fee of 0.85% per annum on the full $10 million facility amount. The Repo Facility expired without extension by the Company on October 18, 2020. The Company accounts for these Reverse Repo transactions as secured financings for financial reporting purposes in accordance with GAAP.

As of September 30, 2020, there was no outstanding principal, or securities sold under the Repo Facility. The Company accrued approximately $22,000 in undrawn fees for the three months ended September 30, 2020, which is classified as interest expense on the consolidated statement of operations. The cash paid for undrawn fees for the three and nine months ended September 30, 2020 was approximately $22,000 and $65,000, respectively.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

(unaudited)

NOTE 6. BORROWINGS (cont.)

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

The Company prepaid the remaining outstanding principal on March 24, 2020 of approximately $17.1 million and did not extend the maturity of the Credit Facility. The Company recognized a net extinguishment loss of approximately $5,000 for the nine months ended September 30, 2020, which consisted of unamortized deferred debt issuance costs. These costs are recorded within realized losses on extinguishment of debt in the consolidated statements of operations.

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

The following table represents the Base Fee for the three and nine months ended September 30, 2020 and September 30, 2019, respectively:

($ in millions)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Base Fee	$1.1	$1.7	$3.4	$5.2

The Base Fee payable to Oxford Square Management as of September 30, 2020 and December 31, 2019, was approximately $1.1 million and $1.5 million, respectively.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

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

From January 1, 2005 through March 31, 2016, the Pre-Incentive Fee Net Investment Income, which was expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, was compared to one-fourth of an annual hurdle rate that was determined as of the immediately preceding December 31st by adding 5.00% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.00%. The annual hurdle used to calculate the Pre-Incentive Fee Net Investment Income for the quarters ended September 30, 2020 and September 30, 2019, were 6.69% and 7.51%, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

The following table represents the Net Investment Income Incentive Fees for each of the three and nine months ended September 30, 2020 and 2019, respectively:

($ in millions)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net Investment Income Incentive Fee	$—	$—	$—	$3.5

There was no Net Investment Income Incentive Fee payable to Oxford Square Management as of September 30, 2020 and December 31, 2019.

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

There were no Capital Gains Incentive Fees incurred during the three and nine months ended September 30, 2020 and 2019. There were no accrued Capital Gains Incentive Fees payable to Oxford Square Management as of September 30, 2020, and December 31, 2019.

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
September 30, 2020

(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

For the three months ended September 30, 2020 and 2019, the Company incurred approximately $186,000 and $195,000, respectively, in compensation expenses for the services of employees allocated to the administrative activities of the Company, pursuant to the Administration Agreement with Oxford Funds. For the nine months ended September 30, 2020 and 2019, the Company incurred approximately $554,000 and $623,000, respectively, in compensation expenses. Further, the Company incurred approximately $14,000 and $16,000 for facility costs allocated under the Administration Agreement for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, the Company incurred approximately $43,000 and $47,000 for facility costs allocated under the Administration Agreement, respectively. As of September 30, 2020, there was approximately $28,000 payable under the Administration Agreement. As of December 31, 2019, there were no amounts payable under the Administration Agreement.

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

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase/(decrease) in net assets resulting from net investment income and operations per share for the three and nine months ended September 30, 2020 and 2019, respectively:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net investment income	$4,270,279	$8,937,187	$14,972,752	$30,080,484
Weighted average common shares outstanding	49,589,607	47,740,799	49,439,478	47,681,235
Net increase in net assets resulting from net investment income per common share	$0.09	$0.19	$0.30	$0.63
Net increase/(decrease) in net assets resulting from operations	$20,848,768	$(33,110,464)	$(37,953,676)	$(27,897,202)
Net increase/(decrease) in net assets resulting from operations per common share	$0.42	$(0.69)	$(0.77)	$(0.59)

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

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

The Company has adopted an “opt out” distribution reinvestment plan for its common stockholders. As a result, if the Company makes a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of the Company’s common stock, unless they specifically “opt out” of the distribution reinvestment plan so as to receive cash distributions. During the three months ended September 30, 2020, the Company did not issue any shares of common stock to stockholders in connection with the distribution reinvestment plan. During the nine months ended September 30, 2020, the Company issued 42,343 shares of common stock for approximately $0.2 million, in connection with the distribution reinvestment plan. During the three and nine months ended September 30, 2019, the Company issued 23,225 shares of common stock for approximately $0.1 million, in connection with the distribution reinvestment plan. During the three months ended September 30, 2020 and 2019, as part of the Company’s dividend reinvestment plan for its common stockholders, the Company’s dividend reinvestment administrator purchased 41,198 shares and 25,203 shares, respectively, of common stock for approximately $0.1 million and $0.2 million, respectively, in the open market to satisfy the reinvestment portion of the Company’s dividends. During the nine months ended September 30, 2020 and 2019, as part of the Company’s dividend reinvestment plan for its common stockholders, the Company’s dividend reinvestment administrator purchased 129,370 shares and 65,778 shares, respectively, of common stock for approximately $0.4 million and $0.4 million, respectively, in the open market to satisfy the reinvestment portion of the Company’s dividends. On each of July 31, August 31 and September 30, 2020, the Company paid monthly distributions of approximately $1.7 million, or $0.035 per share.

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

The tax character of distributions for the three months ended September 30, 2020, represented, on an estimated basis, $0.087 per share from ordinary income and $0.018 per share as a tax return of capital. For the three months ended September 30, 2020, the amounts and sources of distributions reported are only estimates (based on an average of the reported tax character historically) and are not being provided for U.S. tax reporting purposes. Because the Company believes the historical tax characteristics of distributions is the most useful information which is readily available, the Company has used the average of all years from inception of the Company in providing the estimates herein. However, the timing and character of distributions for federal income tax purposes (which are determined in accordance with the U.S. federal tax rules which may differ from GAAP) may be materially different than the historical information the Company used in providing the estimates herein. The final determination of the source of all distributions in 2020 will

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

(unaudited)

NOTE 9. DISTRIBUTIONS (cont.)

be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

NOTE 10. NET ASSET VALUE PER SHARE

The Company’s net asset value per share as of September 30, 2020, and December 31, 2019, was $3.85 and $5.12, respectively. In determining the Company’s net asset value per share, the Board determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 11. SHARE ISSUANCE PROGRAM

On August 1, 2019, the Company entered into an Equity Distribution Agreement with Ladenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $150.0 million of the Company’s common stock through an At-the-Market (“ATM”) offering. For the three months ended September 30, 2020, the Company did not sell any shares of common stock pursuant to the ATM offering. The Company sold a total of 115,887 shares of common stock pursuant to the ATM during the three and nine months ended September 30, 2019. For the nine months ended September 30, 2020, the Company sold a total of 1,098,277 shares of common stock pursuant to the ATM offering. The total amount of capital raised net of underwriting fees and offering costs was approximately $5.8 million during the nine months ended September 30, 2020.

NOTE 12. INVESTMENT INCOME

The following table sets forth the components of investment income for the three and nine months ended September 30, 2020 and 2019, respectively:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Interest income
Stated interest income	$4,019,584	$6,812,244	$13,583,930	$20,698,677
Original issue discount and market discount income	402,314	235,999	985,420	595,409
Payment-in-kind interest income	63,775	61,466	187,080	209,838
Discount income derived from unscheduled remittances at par	6,974	4,969	263,854	191,611
Total interest income	$4,492,647	$7,114,678	$15,020,284	$21,695,535
Income from securitization vehicles	$3,568,516	$6,131,870	$11,545,539	$19,628,276
Dividend income – non-cash	$—	$673,706	$—	$7,009,592
Other income
Fee letters	$162,782	$99,444	$489,291	$300,574
Loan prepayment and bond call fees	—	—	200,000	160,000
All other fees	1,194	63,352	49,334	427,088
Total other income	$163,976	$162,796	$738,625	$887,662
Total investment income	$8,225,139	$14,083,050	$27,304,448	$49,221,065

The 1940 Act requires that a BDC offer significant managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three and nine months ended September 30, 2020 and 2019, respectively, the Company received no fee income for managerial assistance.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

(unaudited)

NOTE 13. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote. As of September 30, 2020, the Company had one commitment to purchase an additional debt investment of approximately $14.6 million.

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

NOTE 14. FINANCIAL HIGHLIGHTS

Financial highlights for the three and nine months ended September 30, 2020 and 2019, respectively, are as follows:

Per Share Data	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net asset value as of beginning of period	$3.54	$6.31	$5.12	$6.60
Net investment income(1)	0.09	0.19	0.30	0.63
Net realized and unrealized gains/(losses)(2)	0.33	(0.88)	(1.06)	(1.21)
Net increase/(decrease) in net asset value from operations	0.42	(0.69)	(0.76)	(0.58)
Distributions per share from net investment income	(0.09)	(0.17)	(0.42)	(0.51)
Tax return of capital distributions(3)	(0.02)	(0.03)	(0.09)	(0.09)
Total distributions	(0.11)	(0.20)	(0.51)	(0.60)
Effect of shares issued/repurchased, gross	—	—	—	—
Net asset value at end of period	$3.85	$5.42	$3.85	$5.42
Per share market value at beginning of period	$2.80	$6.40	$5.44	$6.47
Per share market value at end of period	$2.47	$6.23	$2.47	$6.23
Total return based on Market Value(4)	(8.22)%	0.46%	(46.71)%	5.69%
Total return based on Net Asset Value(5)	11.72%	(10.92)%	(14.90)%	(8.76)%
Shares outstanding at end of period	49,589,607	47,790,071	49,589,607	47,790,071

Ratios/Supplemental Data(8)
Net assets at end of period (000’s)	$190,968	$258,960	$190,968	$258,960
Average net assets (000’s)	183,148	279,978	186,744	301,766
Ratio of operating expenses to average net assets(6)	8.64%	7.35%	8.80%	8.46%
Ratio of net investment income to average net assets(6)	9.33%	12.77%	10.69%	13.29%
Portfolio turnover rate(7)	3.22%	1.18%	15.71%	9.07%

____________

(1)      Represents per share net investment income for the period, based upon weighted average shares outstanding.

(2)      Net realized and unrealized gains/(losses) include rounding adjustments to reconcile change in net asset value per share.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

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

(8)      The following table provides supplemental performance ratios (annualized) measured for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Ratio of operating expenses to average net assets:
Operating expenses before incentive fees	8.64%	7.35%	8.80%	6.91%
Net investment income incentive fees	—%	—%	—%	1.55%
Ratio of expenses, excluding interest expense	4.47%	3.75%	4.53%	5.15%

NOTE 15. RISKS AND UNCERTAINTIES

The U.S. capital markets are experiencing a period of extreme volatility and disruption. In December 2019, a novel strain of coronavirus (also known as “COVID-19”) surfaced in China and has since been detected in numerous countries, including the United States. COVID-19 spread quickly and has been identified as a global pandemic by the World Health Organization. In response, governmental authorities have imposed restrictions on travel and the temporary closure of many corporate offices, retail stores, restaurants and manufacturing facilities and factories in affected jurisdictions, including, beginning in March 2020, in the United States. While several countries, as well as certain states in the United States, have begun to lift public health restrictions with the view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. The pandemic and the resulting economic dislocations have had adverse consequences for the business operations of some of the Company’s portfolio companies and CLO investments and have adversely affected, and will likely continue to adversely affect, the Company’s operations. The operational and financial performance of the portfolio companies in which the Company makes investments depends on future developments, including the duration and spread of the outbreak, and such uncertainty may in turn impact the valuation of its investments.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

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

NOTE 16. SUBSEQUENT EVENTS

The following distributions payable to stockholders are shown below:

Per Share Distribution Amount Declared	Record Dates	Payable Dates	Date Declared
$ 0.035	October 16, 2020	October 30, 2020	September 11, 2020
$ 0.035	November 13, 2020	November 30, 2020	September 11, 2020
$ 0.035	December 16, 2020	December 31, 2020	September 11, 2020
$ 0.035	January 15, 2021	January 29, 2021	October 22, 2020
$ 0.035	February 12, 2021	February 26, 2021	October 22, 2020
$ 0.035	March 17, 2021	March 31, 2021	October 22, 2020

On October 18, 2020, the Repo Facility expired without extension by the Company. The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements and noted no other events that necessitate adjustments to or disclosure in the financial statements.

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

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of September 30, 2020, our debt investments had stated interest rates of between 3.91% and 10.25% and maturity dates of between 8 and 130 months. In addition, our portfolio had a weighted average annualized yield on debt investments of approximately 8.35% as of September 30, 2020.

The weighted average annualized yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average annualized yield was computed using the effective interest rates as of September 30, 2020, including accretion of original issue discount (“OID”). There can be no assurance that the weighted average annualized yield will remain at its current level.

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

During the quarter ended September 30, 2020, the U.S. loan market strengthened versus the quarter ended June 30, 2020. U.S. loan prices, as defined by the S&P / LSTA Leveraged Loan Index, increased from 89.88% of par value as of June 30, 2020 to a quarterly high of 93.96% of par value on September 16, 2020, before declining to 93.18% of par value on September 30, 2020. As of September 30, 2020, the Company’s Board of Directors approved the fair value of the Company’s investment portfolio of approximately $295.3 million in good faith in accordance with the Company’s valuation procedures. We believe that the COVID-19 pandemic represents an extraordinary circumstance that materially impacts the fair value of the Company’s investments. As a result, the fair value of the Company’s portfolio investments may be further negatively impacted after September 30, 2020 by circumstances and events that are not yet known.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. We consider the attributes of current market conditions on an ongoing basis and have determined that due to the general illiquidity of the market for our investment portfolio, whereby little or no market data exists, all of our investments are based upon “Level 3” inputs as of September 30, 2020.

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

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. We generally restore non-accrual loans to accrual status when past due principal and interest is paid and, in our judgment, is likely to remain current. As of September 30, 2020 and December 31, 2019, we had two debt investments that were on non-accrual status.

Interest income also includes a payment-in-kind (“PIK”) provision on certain investments in our portfolio. Refer to the section below, “Payment-In-Kind,” for a description of the PIK provision and its impact on interest income.

Payment-In-Kind

We have debt and preferred equity investments in our portfolio which contain a contractual PIK provision. Certain PIK investments offer issuers the option at each payment date of making payments in cash or additional securities. PIK interest and preferred equity dividends are computed at the contractual rate and are accrued into income and recorded as interest and dividend income, respectively. The PIK amounts are added to the principal balance on the capitalization date. Upon capitalization, the PIK component is subject to the fair value estimates associated with their related investments. At the point we believe the PIK is not fully expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. PIK investments on non-accrual status are restored to accrual status once it becomes probable that PIK will be realized. For the quarter ended September 30, 2020, no PIK preferred equity dividends were recognized as dividend income as they were not expected to be fully realized.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $295.3 million and $364.8 million as of September 30, 2020, and December 31, 2019, respectively. The decrease in the value of investments during the nine month period ended September 30, 2020, was due primarily to net unrealized depreciation on our investment portfolio of approximately $45.5 million (which incorporates reductions to CLO equity cost value of $6.6 million), $29.3 million of debt repayments, $28.9 million of sales of investments and realized losses of $7.4 million, which was partially offset by $47.0 million of investments acquired.

A reconciliation of the investment portfolio for the nine months ended September 30, 2020 and the year ended December 31, 2019 follows:

($ in millions)	September 30, 2020	December 31, 2019
Beginning investment portfolio	$364.8	$445.0
Portfolio investments acquired	47.0	54.8
Debt repayments	(29.3)	(43.9)
Sales of investments	(28.9)	(15.9)
Reductions to CLO equity cost value(1)	(6.6)	(12.8)
Non-cash interest income due to PIK	0.2	8.0
Accretion of discounts on investments(2)	1.0	0.8
Net change in unrealized appreciation/(depreciation) on investments	(45.5)	(69.5)
Net realized losses on investments	(7.4)	(1.7)
Ending investment portfolio	$295.3	$364.8

____________

(1)      For the nine months ended September 30, 2020, reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received for the nine months ended September 30, 2020, of approximately $18.1 million and the effective yield interest income of approximately $11.5 million. For the year ended December 31, 2019, reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, for the year ended December 31, 2019, of approximately $38.0 million and the effective yield interest income of approximately $25.2 million.

(2)      Includes rounding adjustment to reconcile ending investment portfolio as of September 30, 2020 and December 31, 2019.

During the nine months ended September 30, 2020 we purchased approximately $47.0 million in portfolio investments, which includes additional investments of approximately $18.3 million in existing portfolio companies. During the year ended December 31, 2019, we purchased approximately $54.8 million in portfolio investments, which includes additional investments of approximately $14.3 million in existing portfolio companies.

In certain instances, we receive investment proceeds based on the scheduled amortization of the outstanding loan balances and from the sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

For the nine months ended September 30, 2020 and the year ended December 31, 2019, we recognized proceeds from the sales of securities of approximately $28.9 million and $15.9 million, respectively. Also, during the nine months ended September 30, 2020 and the year ended December 31, 2019, we had debt repayments of approximately $29.3 million and $43.9 million, respectively.

As of September 30, 2020, we had investments in debt securities of, or loans to, 22 portfolio companies, with a fair value of approximately $208.2 million, and equity investments of approximately $87.0 million. Our debt and preferred equity investments included approximately $0.2 million in capitalized PIK interest during the nine months ended September 30, 2020, which, as described in “— Overview” section above, is added to the carrying value of our investments, reduced by repayments of principal.

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

The following table indicates the quarterly portfolio investment activity for the past seven quarters:

Three Months Ended ($ in millions)	Purchases of Investments	Debt Repayments	Reductions to CLO Equity Cost(1)	Sales of Investments
September 30, 2020	$18.3	$0.6	$2.0	$8.3
June 30, 2020	21.3	16.7	2.6	9.5
March 31, 2020	7.4	12.0	2.0	11.1
Total(2)	$47.0	$29.3	$6.6	$28.9
December 31, 2019	$3.9	$19.7	$5.5	$—
September 31, 2019	—	0.2	3.2	4.9
June 30, 2019	46.4	23.5	2.6	7.4
March 31, 2019	4.4	0.4	1.4	3.6
Total(2)	$54.8	$43.9	$12.8	$15.9

____________

(1)      Represents reductions to CLO equity cost value (representing distributions received, or entitled to be received, in excess of effective yield interest income).

(2)      Totals may not sum due to rounding.

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$198.5	67.2%	$240.5	65.9%
CLO Debt	9.7	3.3%	0.8	0.2%
CLO Equity	87.0	29.5%	120.6	33.1%
Equity and Other Investments	—	—%	2.8	0.8%
Total(1)	$295.3	100.0%	$364.8	100.0%

____________

(1)      Totals may not sum due to rounding.

Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2020, we held qualifying assets that represented 67.6% of our total assets. No additional non-qualifying assets were acquired during the periods when qualifying assets were less than 70.0% of the total assets.

The following table shows our portfolio of investments by industry at fair value, as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	($ in millions)		($ in millions)
Structured finance(1)	$96.7	32.9%	$121.4	33.3%
Healthcare	55.3	18.7%	59.6	16.3%
Business services	54.4	18.4%	59.3	16.3%
Software	32.3	10.9%	40.2	11.0%
Logistics	12.7	4.3%	12.7	3.5%
Telecommunication services	11.6	3.9%	14.5	4.0%
Diversified insurance	7.4	2.5%	9.9	2.7%
Utilities	6.9	2.3%	12.2	3.3%
Plastics Manufacturing	6.8	2.3%	—	—%
Education	5.8	2.0%	5.6	1.5%
Aerospace and defense	5.3	1.8%	5.4	1.5%
IT consulting	—	—%	2.8	0.8%
Financial intermediaries	—	—%	21.2	5.8%
Total(2)	$295.3	100.0%	$364.8	100.0%

____________

(1)      Reflects our debt and equity investments in CLOs as of September 30, 2020, and December 31, 2019, respectively.

(2)      Totals may not sum due to rounding.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of September 30, 2020 and December 31, 2019, our portfolio had a weighted average grade of 2.3 and 2.2, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities and investments in CLOs are not graded.

As of September 30, 2020 and December 31, 2019, our debt investment portfolio was graded as follows:

		September 30, 2020
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		($ in millions)		($ in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	185.9	73.1%	166.4	79.8%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	42.4	16.7%	36.1	17.3%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	26.1	10.3%	5.7	2.7%
	Total(1)	$254.4	100.0%	$208.2	100.0%

		December 31, 2019
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
		($ in millions)		($ in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	206.6	75.3%	200.5	83.1%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	42.5	15.5%	35.1	14.5%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	10.2	3.7%	3.6	1.5%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	15.0	5.5%	2.3	0.9%
	Total(1)	$274.2	100.0%	$241.4	100.0%

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

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three and nine months ended September 30, 2020 to the three and nine months ended September 30, 2019.

Investment Income

Investment income for the three months ended September 30, 2020 and September 30, 2019 was approximately $8.2 million and $14.1 million, respectively. Investment income for the nine months ended September 30, 2020 and September 30, 2019 was approximately $27.3 million and $49.2 million, respectively. The following tables set forth the components of investment income for the three and nine months ended September 30, 2020 and September 30, 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Interest income
Stated interest income	$4,019,584	$6,812,244	$13,583,930	$20,698,677
Original issue discount and market discount income	402,314	235,999	985,420	595,409
Payment-in-kind interest income	63,775	61,466	187,080	209,838
Discount income derived from unscheduled remittances at par	6,974	4,969	263,854	191,611
Total interest income	$4,492,647	$7,114,678	$15,020,284	$21,695,535
Income from securitization vehicles	$3,568,516	$6,131,870	$11,545,539	$19,628,276
Dividend income – non-cash	$—	$673,706	$—	$7,009,592

Other income
Fee letters	$162,782	$99,444	$489,291	$300,574
Loan prepayment and bond call fees	—	—	200,000	160,000
All other fees	1,194	63,352	49,334	427,088
Total other income	$163,976	$162,796	$738,625	$887,662
Total investment income	$8,225,139	$14,083,050	$27,304,448	$49,221,065

The decrease in total investment income for the three and nine months ended September 30, 2020 was primarily due to decreases in interest income, income from securitization vehicles and dividend income – non-cash for the three and nine months ended September 30, 2020.

The total principal value of income producing debt investments as of September 30, 2020 and September 30, 2019 was approximately $228.3 million and $279.4 million, respectively. As of September 30, 2020, our debt investments had a range of stated interest rates of 3.91% and 10.25% and maturity dates of between 8 and 130 months compared to a range of stated interest rates of 5.71% to 12.81% and maturity dates between 20 and 142 months as of September 30, 2019. In addition, our total debt portfolio had a weighted average yield on debt investments of approximately 8.3% as of September 30, 2020, compared to approximately 9.7% as of September 30, 2019.

Income from securitization vehicles for the three months ended September 30, 2020 and September 30, 2019, was approximately $ 3.6 million and $6.1 million, respectively. Income from securitization vehicles for the nine months ended September 30, 2020 and September 30, 2019, was approximately $11.5 million and $19.6 million, respectively. The total principal outstanding on our investments in CLOs as of September 30, 2020, and September 30, 2019, was approximately $306.6 million and $ 282.8 million, respectively. The weighted average yield on CLO equity investments as of September 30, 2020, and September 30, 2019, was approximately 7.73% and 11.87%, respectively.

Operating Expenses

Total expenses for the three months ended September 30, 2020 and 2019, were approximately $4.0 million and $5.1 million, respectively. Total expenses for the nine months ended September 30, 2020 and 2019, were approximately $12.3 million and $19.1 million, respectively. These amounts consisted of base management fees, interest expense, professional fees, compensation expense, general and administrative expenses, and incentive fees.

Expenses before incentive fees for the three months ended September 30, 2020 were approximately $4.0 million, which decreased by approximately $1.2 million from the quarter ended September 30, 2019. Expenses before incentive fees for the nine months ended September 30, 2020, were approximately $12.3 million, which decreased by approximately $3.3 million from the nine months ended September 30, 2019. The decrease in expenses before incentive fees for the three and nine months ended September 30, 2020 is largely due to decreases in interest expense and base management fees.

The base management fee for the three months ended September 30, 2020, was approximately $1.1 million compared with $1.7 million for the three months ended September 30, 2019. The base management fee for the nine months ended September 30, 2020, was approximately $3.4 million, compared with $5.2 million for the nine months ended September 30, 2019. The decrease for the three and nine months ended September 30, 2020 was due largely to a decrease in the weighted average gross assets.

Interest expense for the three months ended September 30, 2020, was approximately $1.9 million, which primarily relates to our 6.25% unsecured notes due 2026 (the “6.25% Unsecured Notes”) and 6.50% unsecured notes due 2024 (the “6.50% Unsecured Notes”), compared to interest expense of approximately $2.5 million for the three months ended September 30, 2019, which relates to our 6.25% Unsecured Notes, 6.50% Unsecured Notes and the credit facility entered into between Oxford Square Funding 2018, LLC, a special purpose vehicle and wholly-owned subsidiary of OXSQ, and Citibank, N.A. (the “Credit Facility”). Interest expense for the nine months ended September 30, 2020, was approximately $6.0 million, compared to interest expense of approximately $7.5 million for the nine months ended September 30, 2019. The decrease for the three and nine months ended September 30, 2020 was a result of repayments of the Credit Facility over the respective periods.

Professional fees, consisting of legal, consulting, valuation, audit and tax fees, were approximately $0.3 million for the three months ended September 30, 2020, which is approximately equal to the amount for the three months ended September 30, 2019. Professional fees were approximately $1.2 million and $1.1 million for the nine months ended September 30, 2020 and 2019, respectively. The increase for the nine months ended September 30, 2020 was primarily due to higher legal and audit fees.

Compensation expense was approximately $0.2 million for the three months ended September 30, 2020, which is approximately equal to the amount for the three months ended September 30, 2019. Compensation expense for the nine months ended September 30, 2020 was approximately $0.6 million, which is approximately equal to the amount for the nine months ended September 30, 2019. Compensation expense reflects the allocation of compensation expenses for the services of our Chief Financial Officer, accounting personnel, and other administrative support staff.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $0.4 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively. General and administrative expenses for the nine months ended September 30, 2020 were approximately $1.2 million which is approximately equal to the amount for the nine months ended September 30, 2019. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

There was no net investment income incentive fee recorded for the three and nine months ended September 30, 2020 and the three months ended September 30, 2019 due to the Total Return Requirement as described in “Note 7. Related Party Transactions” in the notes to our consolidated financial statements. The net investment income incentive fee recorded for the nine months ended September 30, 2019 was approximately $3.5 million.

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

The capital gains incentive fee expense, as reported under GAAP, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the three and nine months ended September 30, 2020, and September 30, 2019, no accrual was required as a result of the impact of accumulated net unrealized depreciation and net realized losses on our portfolio.

The amount of the capital gains incentive fee which will actually be payable is determined in accordance with the terms of the Investment Advisory Agreement and is calculated as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). The terms of the Investment Advisory Agreement state that the capital gains incentive fee calculation is based on net realized gains, if any, offset by gross unrealized depreciation for the calendar year. No effect is given to gross unrealized appreciation in this calculation. For the three and nine months ended September 30, 2020 and September 30, 2019, such an accrual was not required under the terms of the Investment Advisory Agreement.

Realized and Unrealized Gains/Losses on Investments

For the three months ended September 30, 2020 we recognized net realized losses on investments of approximately $4.4 million, which primarily reflects losses from the sale of several CLO equity investments during the period.

For the three months ended September 30, 2020, our net change in unrealized appreciation was approximately $20.9 million, composed of $17.9 million in gross unrealized appreciation, $3.1 million in gross unrealized depreciation and approximately $6.1 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $2.0 million as a result of reductions to the cost value of our CLO equity investments under the effective yield accounting methodology, whereby the cost value of the respective investments are reduced by the excess of actual cash received and record date distributions to be received over the calculated income using the effective yield. The increase in net unrealized appreciation for the three months ended September 30, 2020 was due primarily to net unrealized appreciation in our syndicated loan investments, partially offset by the net unrealized depreciation in our CLO equity investments.

The most significant components of the net change in unrealized appreciation and depreciation during the three months ended September 30, 2020, were as follows (in millions):

Portfolio Company	Net Change in Unrealized Appreciation (Depreciation)
Ivy Hill Middle Market Credit Fund VII, Ltd.	$4.5
ECI Software Solutions, Inc.	2.6
Octagon Investment Partners 38, Ltd.	1.7
Access CIG, LLC	1.5
Global Tel Link Corp.	(1.2)
Net all other	11.8
Total	$20.9

For the nine months ended September 30, 2020, we recognized net realized losses on investments of approximately $7.4 million, which primarily reflects the net losses from the sale of several senior secured notes and CLO equity investments during the period.

For the nine months ended September 30, 2020, our net change in unrealized depreciation was approximately $45.5 million, composed of $11.0 million in gross unrealized appreciation, $56.5 million in gross unrealized depreciation and approximately $4.5 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $6.6 million as a result of reductions to the cost value of our CLO equity investments under the effective yield accounting methodology, whereby the cost value of the respective investments are reduced by the excess of actual cash received and record date distributions to be received over the calculated income using the effective yield.

The most significant components of the net change in unrealized appreciation and depreciation during the nine months ended September 30, 2020 were as follows (in millions):

Portfolio Company	Net Change in Unrealized Appreciation (Depreciation)
Telos CLO 2014-5, Ltd.	$(6.3)
Sound Point CLO XVI, Ltd.	(6.1)
Nassau 2019-I, Ltd.	(5.3)
Global Tel Link Corp.	(2.9)
Vibrant CLO V, Ltd.	(2.8)
Zais CLO 6, Ltd.	(2.8)
Cedar Funding II CLO, Ltd.	(2.8)
Net all other	(16.5)
Total	$(45.5)

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the three months ended September 30, 2020 and September 30, 2019 was approximately $4.3 million and $8.9 million, respectively. The net investment income for the nine months ended September 30, 2020 was approximately $15.0 million, compared to $30.1 million for the nine months ended September 30, 2019. The decrease in total investment income was partially offset by a decrease in total expenses over the periods.

For the three and nine months ended September 30, 2020, the net increase in net assets resulting from net investment income per common share was $0.09 and $0.30 (basic and diluted), respectively, compared to the net increase in net assets resulting from net investment income per share of $0.19 and $0.63 (basic and diluted) for the three and nine months ended September 30, 2019, respectively. The per share decrease is due to lower net investment income for the three and nine months ended September 30, 2020.

Net Increase/(Decrease) in Net Assets Resulting from Operations

Net increase in net assets resulting from operations for the three months ended September 30, 2020 was approximately $20.8 million compared with a net decrease in net assets resulting from operations of approximately $33.1 million for the three months ended September 30, 2019. For the nine months ended September 30, 2020, the net decrease in net assets resulting from operations was approximately $38.0 million compared with a net decrease in net assets resulting from operations of approximately $27.9 million for the nine months ended September 30, 2019.

For the three months ended September 30, 2020, the net increase in net assets resulting from operations per common share was $0.42 (basic and diluted), compared to a net decrease in net assets resulting from operations per share of $0.69 (basic and diluted) for the three months ended September 30, 2019. For the nine months ended September 30, 2020 the net decrease in net assets resulting from operations per common share was $0.77 (basic and diluted), compared to a net decrease in net assets resulting from operations per share of $0.59 (basic and diluted) for the nine months ended September 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, cash equivalents and restricted cash were approximately $2.2 million as compared to approximately $16.5 million as of December 31, 2019. For the nine months ended September 30, 2020, net cash provided by operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $32.9 million, largely reflecting proceeds from principal repayments and sales of investments of approximately $58.1 million partially offset by purchases of investments of $46.9 million. For the nine months ended September 30, 2020, net cash used in financing activities was approximately $47.2 million, reflecting the payment of distributions and the repayment of the Credit Facility, which was partially offset by the issuance of common stock.

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2020, is as follows:

	Payments Due by Period
Contractual obligations ($ in millions)	Principal Amount	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
6.50% Unsecured Notes	$64.4	$—	$—	$64.4	$—
6.25% Unsecured Notes	44.8	—	—	—	44.8
	$109.2	$—	$—	$64.4	$44.8

Refer to “Note 6. Borrowings” in the notes to our consolidated financial statements.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into a variety of undertakings containing a variety of warranties and indemnifications that may expose us to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote. As of September 30, 2020, we had one commitment to purchase an additional debt investment of approximately $14.6 million.

On October 18, 2019, we entered into a $10 million repurchase transaction facility (the “Repo Facility”) with Nomura Securities International, Inc. (“Nomura”). Pursuant to the Master Repurchase Agreement (“MRA”) and a transaction facility confirmation, we may sell securities to Nomura from time to time with a corresponding repurchase obligation at an agreed-upon price 30 to 60 days after the sale date (“Reverse Repo”). The Repo Facility has a funding cost of 1-month LIBOR plus 2.05% per annum for each Reverse Repo transaction and is subject to a facility fee of 0.85% per annum on the full $10 million facility amount. The Repo Facility expired without extension by us on October 18, 2020. We account for these Reverse Repo transactions as secured financings for financial reporting purposes in accordance with GAAP. As of September 30, 2020, there was no outstanding principal, or securities sold under the Repo Facility.

Share Issuance Program

On August 1, 2019, we entered into an Equity Distribution Agreement with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $150.0 million of the Company’s common stock through an At-the-Market (“ATM”) offering. For the three months ended September 30, 2020, we did not sell any shares of common stock pursuant to the ATM offering. For the nine months ended September 30, 2020, we sold a total of 1,098,277 shares of common stock pursuant to the ATM offering. The total amount of capital raised net of underwriting fees and offering costs was approximately $5.8 million during the nine months ended September 30, 2020.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, as of September 30, 2020, we were only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 150%, immediately after such borrowing. As of September 30, 2020 and December 31, 2019, our asset coverage for borrowed amounts was 272.7% and 278.6%, respectively.

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

The weighted average stated interest rate and weighted average maturity on all of the Company’s debt outstanding as of September 30, 2020, were 6.40% and 4.4 years, respectively, and as of December 31, 2019, were 5.94% and 4.2 years, respectively.

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

On June 21, 2018, OXSQ Funding, a special purpose vehicle and wholly-owned subsidiary of OXSQ, entered into the Credit Facility with Citibank, N.A. Subject to certain exceptions, pricing under the Credit Facility was based on the London Interbank Offered Rate for an interest period equal to three months plus a spread of 2.25% per annum payable quarterly on March 21, June 21, September 21 and December 21. Pursuant to the terms of the credit agreement governing the Credit Facility, OXSQ Funding borrowed approximately $95.2 million. The Credit Facility had a mandatory amortization schedule such that 15.0% of the principal amount outstanding as of June 21, 2018 was due and payable on June 21, 2019. On each payment date occurring thereafter, an additional 6.25% of the remaining principal amount outstanding was due and payable. On October 12, 2018, OXSQ Funding amended the Credit Facility with Citibank, N.A., and an additional borrowing amount of approximately $37.3 million was made under the same terms as the existing credit agreement. We made partial principal repayments under the Credit Facility for the year ended December 31, 2019 and December 31, 2018 of approximately $57.6 million and $46.8 million, respectively. We repaid the remaining outstanding principal on March 24, 2020 of approximately $17.1 million and did not extend the maturity of the Credit Facility.

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

For the quarter ended September 30, 2020, management estimated that a tax return of capital occurred of approximately $0.02 per share. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure stockholders that they will receive any distributions.

The following table reflects the cash distributions, including distributions reinvested, if any, per share that our Board has declared on our common stock since the beginning of 2019:

Date Declared(3)	Record Date	Payment Date	Total Distributions	GAAP Net Investment Income			Distributions in excess of/(less than) GAAP Net Investment Income
Fiscal 2021(1)
October 22, 2020	March 17, 2021	March 31, 2021	$0.035	$	N/A		$—
October 22, 2020	February 12, 2021	February 26, 2021	0.035		N/A		—
October 22, 2020	January 15, 2021	January 29, 2021	0.035		N/A		—
Total (First Quarter 2021)			0.105		—	(5)	—

Fiscal 2020(1)
September 11, 2020	December 16, 2020	December 31, 2020	$0.035	$	N/A		$—
September 11, 2020	November 13, 2020	November 30, 2020	0.035		N/A		—
September 11, 2020	October 16, 2020	October 30, 2020	0.035		N/A		—
Total (Fourth Quarter 2020)			0.105		—	(5)	—

June 1, 2020	September 16, 2020	September 30, 2020	$0.035	$	N/A		$—
June 1, 2020	August 17, 2020	August 31, 2020	0.035		N/A		—
June 1, 2020	July 17, 2020	July 31, 2020	0.035		N/A		—
Total (Third Quarter 2020)			0.105		0.09		0.01

February 24, 2020	June 15, 2020	June 30, 2020	0.067		N/A		—
February 24, 2020	May 14, 2020	May 29, 2020	0.067		N/A		—
February 24, 2020	April 15, 2020	April 30, 2020	0.067		N/A		—
Total (Second Quarter 2020)			0.201		0.09		0.11

October 25, 2019	March 17, 2020	March 31, 2020	0.067		N/A		—
October 25, 2019	February 14, 2020	February 28, 2020	0.067		N/A		—
October 25, 2019	January 17, 2020	January 31, 2020	0.067		N/A		—
Total (First Quarter 2020)			0.201		0.13		0.07

Fiscal 2019(2)
July 25, 2019	December 18, 2019	December 31, 2019	$0.067	$	N/A		$—
July 25, 2019	November 15, 2019	November 29, 2019	0.067		N/A		—
July 25, 2019	October 21, 2019	October 31, 2019	0.067		N/A		—
Total (Fourth Quarter 2019)			0.201		0.18		0.02

April 23, 2019	September 23, 2019	September 30, 2019	0.067		N/A		—
April 23, 2019	August 23, 2019	August 30, 2019	0.067		N/A		—
April 23, 2019	July 24, 2019	July 31, 2019	0.067		N/A		—
Total (Third Quarter 2019)			0.201		0.19		0.01

February 22, 2019	June 21, 2019	June 28, 2019	0.067		N/A		—
February 22, 2019	May 24, 2019	May 31, 2019	0.067		N/A		—
February 22, 2019	April 23, 2019	April 30, 2019	0.067		N/A		—
Total (Second Quarter 2019)			0.201		0.27		(0.07)

February 22, 2019	March 15, 2019	March 29, 2019	0.200		0.18		0.02
Total (First Quarter 2019)			0.200		0.18		0.02
Total (2019)			$0.803		$0.81	(4)	$(0.01	)(4)

____________

(1)      The tax characterization of cash distributions for the years ending December 31, 2020 and December 31, 2021 will not be known until the tax return for such years are finalized. For the years ending December 31, 2020 and December 31, 2021,

____________

the amounts and sources of distributions reported are only estimates and are not being provided for U.S. tax reporting purposes. The final determination of the source of all distributions in 2020 and 2021 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

(2)      Cash distributions for the year ended December 31, 2019, included a return of capital of approximately $0.11 per share for tax purposes.

(3)      For the months ended April 30, 2019 through December 31, 2020, the Board declared monthly distributions in lieu of quarterly distributions.

(4)      Totals may not sum due to rounding.

(5)      We have not yet reported investment income for this period.

Related Parties

We have entered into the Investment Advisory Agreement with Oxford Square Management. Oxford Square Management is controlled by Oxford Funds, its managing member. In addition to Oxford Funds, Charles M. Royce, a member of our Board of Directors, who holds a minority, non-controlling interest in Oxford Square Management as the non-managing member. Oxford Funds, as the managing member of Oxford Square Management, manages the business and internal affairs of Oxford Square Management. In addition, Oxford Funds provides us with office facilities and administrative services pursuant to the Administration Agreement.

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

RECENT DEVELOPMENTS

The following distributions payable to stockholders are shown below:

Per Share Distribution Amount Declared	Record Dates	Payable Dates	Date Declared
$ 0.035	October 16, 2020	October 30, 2020	September 11, 2020
$ 0.035	November 13, 2020	November 30, 2020	September 11, 2020
$ 0.035	December 16, 2020	December 31, 2020	September 11, 2020
$ 0.035	January 15, 2021	January 29, 2021	October 22, 2020
$ 0.035	February 12, 2021	February 26, 2021	October 22, 2020
$ 0.035	March 17, 2021	March 31, 2021	October 22, 2020

On October 18, 2020, the Repo Facility expired and was not extended.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. As of September 30, 2020, all of the debt investments in our portfolio were at variable rates. As of September 30, 2020, we had two debt investments on non-accrual status. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors. Our net investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.

Based on our consolidated statements of assets and liabilities as of September 30, 2020, the following table shows the annualized impact on investment income of hypothetical base rate changes in interest rates for our settled investments (considering interest rate floors for floating rate instruments), excluding CLO equity investments. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2020. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2020, and are only adjusted for assumed changes in the underlying base interest rates. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

Hypothetical Change in Interest Rates	Estimated Percentage change in Investment Income
Up 100 basis points	6.9%
Up 200 basis points	13.9%
Up 300 basis points	20.8%
Down 25 basis points	(0.8)%
Down 50 basis points	(0.8)%
Down 100 basis points	(0.8)%

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2020 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factors set forth below, there have been no material changes known to us during the nine months ended September 30, 2020, to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, in December 2019, a novel strain of coronavirus surfaced in China and has since spread to other countries, including the United States, which has resulted in restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the affected jurisdictions. While several countries, as well as certain states in the United States, have begun to lift public health restrictions with the view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Additionally, the absence of viable treatment options or a vaccine could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

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

The impact of COVID- 19 has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.

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

Any public health emergency, including the COVID-19 pandemic, may cause the valuation of our investments to differ materially from the values that we may ultimately realize. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of the COVID-19 pandemic and the resulting measures taken in response thereto. As a result, our valuations may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

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

There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

The presidential election will occur on November 3, 2020. Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

Historical data regarding our business, results of operations, financial condition and liquidity does not reflect the impact of the COVID-19 pandemic and related containment measures and therefore does not purport to be representative of our future performance.

The information included in this Quarterly Report on Form 10-Q and our other reports filed with the SEC includes information regarding our business, results of operations, financial condition and liquidity as of dates and for periods before the impact of the COVID 19 pandemic and related containment measures (including quarantines and governmental orders requiring the closure of certain businesses, limiting travel, requiring that individuals stay at home or shelter in place and closing borders). This historical information therefore does not reflect the adverse impacts of the COVID-19 pandemic and the related containment measures. Accordingly, investors are cautioned not to unduly rely on historical information regarding our business, results of operations, financial condition or liquidity, as that data does not reflect the adverse impact of the COVID-19 pandemic and therefore does not purport to be representative of the future results of operations, financial condition, liquidity or other financial or operating results of us, or our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Equity Securities

During the three months ended September 30, 2020 and 2019, we did not engage in unregistered sales of equity securities and we did not issue shares of common stock under our distribution reinvestment plan. During the three months ended September 30, 2020 and 2019, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment administrator purchased 41,198 shares and 25,203 shares, respectively, of common stock for $111,550 and $156,221, respectively, in the open market to satisfy the reinvestment portion of our dividends.

Issuer Purchases of Equity Securities

During the nine months ended September 30, 2020, no common stock was repurchased by the Company.

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

OXFORD SQUARE CAPITAL CORP.
Date: October 28, 2020	By:	/s/ Jonathan H. Cohen
Jonathan H. Cohen
Chief Executive Officer
(Principal Executive Officer)
Date: October 28, 2020	By:	/s/ Bruce L. Rubin
Bruce L. Rubin
Chief Financial Officer
(Principal Accounting Officer)