Form 10-K
period 2020-12-31
Oxford Square Capital Corp.
filed 2021-03-22
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________________

FORM 10-K

_______________________________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒.

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2020, based on the closing price on that date of $2.80 on the NASDAQ Global Select Market, was $127,270,209. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 49,589,607 shares of the Registrant’s common stock outstanding as of March 19, 2021.

OXFORD SQUARE CAPITAL CORP.
FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2020

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

We have historically borrowed funds to make investments and may continue to do so. As a result, we are exposed to the risks of leverage, which may be considered a speculative investment technique. Borrowings, also known as leverage, magnify the potential for gain and loss on amounts invested and therefore increase the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the advisory fee payable to our investment adviser, Oxford Square Management, LLC (“Oxford Square Management”), will be borne by our common stockholders.

6.50% Unsecured Notes

On April 12, 2017, we completed an underwritten public offering of approximately $64.4 million in aggregate principal amount of our 6.50% unsecured notes due 2024, or the “6.50% Unsecured Notes.” The 6.50% Unsecured Notes will mature on March 30, 2024, and may currently be redeemed in whole or in part at any time or from time to time at our option (on or after March 30, 2020). The 6.50% Unsecured Notes bear interest at a rate of 6.50% per year payable quarterly on March 30, June 30, September 30, and December 30 of each year. The 6.50% Unsecured Notes are listed on the NASDAQ Global Select Market under the trading symbol “OXSQL.”

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

ATM Offering

On August 1, 2019, we entered into an Equity Distribution Agreement with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $150.0 million of our common stock through an At-the-Market (“ATM”) offering. We sold a total of 1,098,277 shares of common stock pursuant to the ATM during the year ended December 31, 2020. The total amount of capital raised (net of underwriting fees and offering costs) under the ATM during the year ended December 31, 2020 was approximately $5.8 million.

Organizational and Regulatory Structure

Our investment activities are managed by Oxford Square Management. Oxford Square Management is an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Oxford Square Management is owned by Oxford Funds, LLC (“Oxford Funds”), its managing member, and Charles M. Royce, a member of our Board of Directors (the “Board”) who holds a minority, non-controlling interest in Oxford Square Management. Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President and Chief Operating Officer, directly or indirectly own or control all of the outstanding equity interests of Oxford Funds. Under the investment advisory agreement, we have agreed to pay Oxford Square Management an annual base advisory fee based on our gross assets as well as an incentive fee based on our performance. Refer to “— Investment Advisory Agreement”.

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

MARKET OVERVIEW AND OPPORTUNITY

The broader corporate loan and CLO equity market exhibited volatility in 2020. Significant weakness during the first quarter of 2020 was followed by significant strength during the remainder of the year. During the first quarter of 2020, the S&P/LSTA Leveraged Loan Index decreased from a price of 96.72% at the end of December 2019 to 82.85% at the end of March 2020. During this period, lower credit quality loans significantly underperformed higher credit quality loans. The S&P/LSTA Leveraged Loan Index ended the year at a price of 96.19%, with lower credit quality loans outperforming higher credit quality loans during the period of March 2020 through December 2020. For the full year, BB rated loan prices decreased 0.72%, B rated loan prices increased 0.67%, and CCC rated loan prices increased 5.46%. We believe that the significant volatility of the loan market during 2020 was driven by the negative impact of the COVID-19 pandemic on the global economic outlook and individual loan issuers followed by improvement in this outlook over the course of 2020. We believe that while the U.S. loan market has stabilized, conditions continue to exhibit weakness versus the end of 2019 as exhibited by an increase in default rates to 3.8% at the end of 2020 versus 1.4% at the end of 2019. This environment may allow corporate loan and CLO managers to buy performing loan assets in the secondary market at discounts to par, which may build CLO asset value and spread over time, ultimately accruing to the benefit of CLO equity. Moreover, as we execute our corporate loan strategy of focusing primarily on smaller broadly syndicated loans, narrowly syndicated loans and private deals, through purchases in both the primary and secondary markets, we remain mindful of maintaining overall portfolio liquidity. We believe this strategy allows us to maintain corporate debt investments which have sufficient liquidity in order to take advantage of market opportunities.

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

The following is a representative list of the industries in which we have invested:

• Structured Finance	• IT Consulting
• Business Services	• Utilities
• Software	• Aerospace and Defense
• Healthcare	• Education
• Telecommunication Services	• Plastics Manufacturing
• Diversified Insurance

During the fiscal year ended December 31, 2020, we purchased approximately $93.8 million of investments, comprised of approximately $39.2 million in senior secured notes, $46.5 million in CLO equity, and $8.2 million in CLO debt. As of December 31, 2020, our portfolio was invested in approximately 58.4% in senior secured notes and 41.6% in CLO equity.

TEN LARGEST PORTFOLIO INVESTMENTS AS OF DECEMBER 31, 2020

Our ten largest portfolio company investments as of December 31, 2020, based on the combined fair value of the debt and equity securities (including CLO side letter related investments) we hold in each portfolio company, were as follows:

			December 31, 2020
			($ in millions)
Portfolio Company	Industry	Cost	Fair Value	Fair Value Percentage of Total Portfolio
Octagon Investment Partners 49, Ltd.	Structured Finance	$22.6	$22.3	7.6%
Keystone Acquisition Corp.	Healthcare	20.3	18.5	6.3%
Sound Point CLO XVI, Ltd.	Structured Finance	36.0	18.2	6.2%
Access CIG, LLC	Business Services	16.8	16.5	5.6%
Premiere Global Services, Inc.	Business Services	23.6	15.9	5.4%
Cambium Learning Group, Inc.	Education	14.5	14.6	5.0%
Viant Medical Holdings, Inc.	Healthcare	14.7	13.8	4.7%
Verifone Systems, Inc.	Business Services	13.2	13.4	4.5%
Quest Software, Inc.	Software	13.2	13.3	4.5%
OMNIA Partners, Inc.	Business Services	13.9	13.1	4.4%
		$188.8	$159.6	54.2%

For a description of the factors relevant to the changes in the value of the above portfolio investments for the year ended December 31, 2020, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Grading.”

Set forth below are descriptions of the ten largest portfolio investments as of December 31, 2020:

Octagon Investment Partners 49, Ltd.

Octagon Investment Partners 49, Ltd. is a collateralized loan obligation investing primarily in U.S.-based senior secured loans. As of December 31, 2020, approximately $28.9 million remained outstanding on our investment.

Keystone Acquisition Corp.

Keystone Acquisition Corp. is a Quality Improvement Organization that is involved in healthcare management, quality assurance, and cost containment services for providers of physical and behavioral health services. As of December 31, 2020, approximately $7.4 million and $13.0 million remained outstanding on our investment in the first lien notes and second lien notes, respectively.

Sound Point CLO XVI, Ltd.

Sound Point CLO XVI, Ltd. is a collateralized loan obligation investing primarily in U.S.-based senior secured loans. As of December 31, 2020, approximately $45.5 million remained outstanding on our investment.

Access CIG, LLC

Access CIG, LLC is a records and documents storage firm. As of December 31, 2020, approximately $16.8 million remained outstanding on our investment in the second lien notes.

Premiere Global Services, Inc.

Premiere Global Services, Inc. is a provider of audio conferencing, web-based and video collaboration services. As of December 31, 2020, approximately $14.3 million and $11.4 million remained outstanding on our investment in the first lien notes and second lien notes, respectively.

Cambium Learning Group, Inc.

Cambium Learning Group, Inc. is an educational solutions and services provider offering learning intervention solutions, instructional materials, and implementation-related services. As of December 31, 2020, approximately $15.0 million remained outstanding on our investment in the second lien notes.

Viant Medical Holdings, Inc.

Viant Medical Holdings, Inc., through its subsidiaries, provides vertically integrated plastics processing solutions for medical devices. They design, engineer, and produce precision custom molded thermoplastic, rubber, and elastomer components and molds for the healthcare and pharmaceutical, and industrial markets. As of December 31, 2020, approximately $9.8 million and $5.0 million remained outstanding on our investment in the first lien notes and second lien notes, respectively.

Verifone Systems, Inc.

Verifone Systems, Inc. develops technology that enables electronic payment transactions and value-added services at the point of sale. They serve financial institutions, payment processors, petroleum distributors, large retailers, government organizations, and healthcare sectors. As of December 31, 2020, approximately $13.8 million remained outstanding on our investment in the first lien notes.

Quest Software, Inc.

Quest Software, Inc. is an infrastructure software provider. They have five main product/service offerings: Platform Management, Information Management, Identity Management, Data Protection, and Endpoint Management. As of December 31, 2020, approximately $13.4 million remained outstanding on our investment in the second lien notes.

OMNIA Partners, Inc.

OMNIA Partners, Inc. is a group purchasing organization operating through both the public and private sectors. As of December 31, 2020, approximately $14.0 million remained outstanding on our investment in the second lien notes.

INVESTMENT ADVISORY AGREEMENT

Management Services

Oxford Square Management serves as our investment adviser. Oxford Square Management is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our Board, Oxford Square Management manages our day-to-day operations and provides investment advisory services to us. Under the terms of our Investment Advisory Agreement with Oxford Square Management (the “Investment Advisory Agreement”), Oxford Square Management:

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

Advisory Fee

General Terms

We pay Oxford Square Management an advisory fee for its services under the Investment Advisory Agreement consisting of a base advisory fee (the “Base Fee”) and two types of incentive fees.

The Base Fee is payable quarterly in arrears, calculated based on a percentage of the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately prorated for any partial quarter.

The incentive fees are commonly referred to as the “income incentive fee” and the “capital gains incentive fee,” with the first fee payable quarterly in arrears and the second fee payable in arrears at the end of each calendar year.

•        The first fee, which we refer to as the “Net Investment Income Incentive Fee,” is determined by reference to the Company’s “Pre-Incentive Fee Net Investment Income” (as defined below). Given that this incentive fee is payable without regard to any gain, loss or unrealized depreciation that may occur during the quarter, Oxford Square Management’s incentive fee may be payable notwithstanding a decline in net asset value that quarter.

•        The second fee, which we refer to as the “Capital Gains Incentive Fee,” equals 20% of our “Incentive Fee Capital Gains,” which consists of our realized capital gains for each calendar year, computed net of all realized capital losses and unrealized capital depreciation for that calendar year. For accounting purposes under U.S. generally accepted accounting principles (“GAAP”), the Capital Gains Incentive Fee is based on a hypothetical liquidation of the Company. In such a calculation, in order to reflect the theoretical Capital Gains Incentive Fee that would have been payable for a given period as if all unrealized gains were realized, we will accrue a Capital Gains Incentive Fee based upon net realized gains and unrealized depreciation for that calendar year (in accordance with the terms of the Investment Advisory Agreement), plus unrealized appreciation on investments held at the end of the period. It should be noted that a fee so calculated and accrued would not necessarily be payable under the Investment Advisory Agreement, and may never be paid based upon the computation of Capital Gains Incentive Fees in subsequent periods. Amounts paid under the Investment Advisory Agreement will be consistent with the formula in the Investment Advisory Agreement.

The cost of both the Base Fee payable to Oxford Square Management and any incentive fees earned by Oxford Square Management are ultimately borne by our common stockholders.

Calculation of Fees under the Investment Advisory Agreement and 2016 Fee Waiver

The Investment Advisory Agreement specifies the calculation of the advisory fee payable thereunder, as described in greater detail below. However, Oxford Square Management unilaterally determined to waive, under certain circumstances, part of its total fees payable under the Investment Advisory Agreement, pursuant to a fee waiver letter effective April 1, 2016 (the “2016 Fee Waiver”).

The Investment Advisory Agreement provides for a series of calculations to be used in determining the Base Fee and Net Investment Income Incentive Fee payable to Oxford Square Management. The 2016 Fee Waiver operates by providing for a second series of calculations to be run alongside the calculations of the Base Fee and Net Investment Income Incentive Fee under the Investment Advisory Agreement. In the event that the second set of calculations produces a higher combined Base Fee and Net Investment Income Incentive Fee for any quarterly period, those combined fees are set to the original (lower) level, calculated pursuant to the Investment Advisory Agreement. In the event that the second set of calculations produces lower combined Base Fee and Net Investment Income Incentive Fee for that quarterly period, those lower combined fees are adopted for that quarterly period. In either case, the lower level of combined fees is used for that quarter, and, accordingly, the advisory fee payable to Oxford Square Management can only be reduced, and never increased, as a result of the 2016 Fee Waiver.

Calculation of Fees under the Investment Advisory Agreement.    Under the Investment Advisory Agreement, and without applying the 2016 Fee Waiver, the total advisory fee would be calculated as follows:

1)      Base Fee:    The Base Fee is calculated at an annual rate of 2.00% of our gross assets, and appropriately adjusted for any equity or debt capital raises, repurchases or redemptions during the current calendar quarter.

2)      Net Investment Income Incentive Fee:    The Net Investment Income Incentive Fee is calculated based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter.

a.      For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter minus our operating expenses for the quarter (including the Base Fee, expenses payable under our administration agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest, and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

b.      Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to one-fourth of an annual “hurdle rate.” The annual hurdle rate is determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rates for the 2020, 2019 and 2018 calendar years, calculated as of December 31, were approximately 6.69%, 7.51%, and 7.20%, respectively, under the terms of the Investment Advisory Agreement. Our net investment income (to the extent not distributed to our shareholders) used to calculate the Net Investment Income Incentive Fee was also included in the amount of our gross assets used to calculate the 2.00% Base Fee.

c.      The operation of the incentive fee with respect to our Pre-Incentive Fee Net Investment Income for each quarter is as follows:

i.       no incentive fee was payable to Oxford Square Management in any calendar quarter in which our Pre-Incentive Fee Net Investment Income did not exceed one fourth of the annual hurdle rate (approximately 6.69% for the 2020 calendar year).

ii.      20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds one-fourth of the annual hurdle rate (approximately 6.69% for the 2020 calendar year) in any calendar quarter was payable to Oxford Square Management (i.e., once the hurdle rate is reached, 20% of all Pre-Incentive Fee Net Investment Income thereafter was allocated to Oxford Square Management).

3)      Capital Gains Incentive Fee.    The “Capital Gains Incentive Fee,” is determined as described above.

For more information about the calculation of the advisory fee under the Investment Advisory Agreement prior to effectiveness of the 2016 Fee Waiver, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Calculation of Fees under the 2016 Fee Waiver.    Following the effectiveness of the 2016 Fee Waiver, a second set of calculations is applied each quarter, and, if (and only if) those calculations result in a lower total advisory fee (i.e., the combination of the Base Fee and any incentive fees), they are used to calculate the total advisory fee payable to Oxford Square Management for a particular quarter. No individual element of those calculations is applicable by itself – only the totality of those calculations is considered. Generally, and as described in greater detail below, under the second set of calculations provided for by the 2016 Fee Waiver:

1)      Base Fee:

a.      The calculation of the Base Fee component is reduced from 2.00% to 1.50%; and

b.      No Base Fee is calculated on funds received in connection with any capital raises until the funds are invested.

2)         Net Investment Income Incentive Fee:

a.The calculation of our Net Investment Income Incentive Fee is revised to include a Total Return Requirement (as defined below). Under the Total Return Requirement, we are only required to pay Oxford Square Management a Net Investment Income Incentive Fee if 20% of the “cumulative net increase in net assets resulting from operations” (as defined below) — during the calendar quarter for which such fees are being calculated and the eleven (11) preceding quarters — is greater than the cumulative Net Investment Income Incentive Fees accrued and/or paid over for the same period, even when our net investment income exceeds the minimum return to our stockholders required to be achieved before Oxford Square Management is entitled to receive a Net Investment Income Incentive Fee (which minimum return is commonly referred to as the “preferred return” or “hurdle rate”);

b.      The calculation of our Net Investment Income Incentive Fee incorporates a “catch-up” provision that provides that Oxford Square Management will receive 100% of our net investment income with respect to that portion of such net investment income, if any, that exceeds the preferred return but is less than 2.1875% quarterly (8.75% annualized) and 20% of any net investment income thereafter; and

c.      The hurdle rate used to calculate the Net Investment Income Incentive Fee is changed from a variable rate, based on the five-year U.S. Treasury note plus 5.00% (with a maximum of 10%), to a fixed rate of 7.00%.

More specifically, for the purpose of calculating the amount of total advisory fees (if any) to be waived during a particular calendar quarter, the Base Fee and Net Investment Income Incentive Fee are calculated as follows under the 2016 Fee Waiver:

1)      Base Fee:    The Base Fee is calculated at an annual rate of 1.50%, adjusted pro rata for any share issuances, debt issuances, repurchases or redemptions during the current calendar quarter; provided, however, that no Base Fee is payable on the cash proceeds received by us in connection with any share or debt issuances until such proceeds have been invested in accordance with our investment objectives. The Base Fee for any partial month or quarter is pro-rated.

2)      Net Investment Income Incentive Fee:    The Income Incentive Fee is calculated based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” (as defined below) for the calendar quarter exceeds (y) the “Preferred Return Amount” (as defined below) for the calendar quarter.

a.      A “Preferred Return Amount” is calculated on a quarterly basis by multiplying 1.75% by the Company’s net asset value at the end of the immediately preceding calendar quarter.

b.      The Net Investment Income Incentive Fee is then calculated as follows:

(i)     no Net Investment Income Incentive Fee is payable to Oxford Square Management in any calendar quarter in which the “Pre-Incentive Fee Net Investment Income” does not exceed the “Preferred Return Amount”;

(ii)    100% of the “Pre-Incentive Fee Net Investment Income” for such quarter, if any, that exceeds the “Preferred Return Amount” but is less than or equal to a “Catch-Up Amount” determined on a quarterly basis by multiplying 2.1875% by OXSQ’s net asset value at the end of such calendar quarter; and

(iii)   for any quarter in which the “Pre-Incentive Fee Net Investment Income” exceeds the “Catch-Up Amount,” the Net Investment Income Incentive Fee will be calculated at the rate of 20% of the amount of the “Pre-Incentive Fee Net Investment Income” for such quarter.

c.      There is no accumulation of amounts from quarter to quarter for the “Preferred Return Amount,” and accordingly there is no claw back of amounts previously paid to Oxford Square Management if the “Pre-Incentive Fee Net Investment Income” for subsequent quarters is below the quarterly “Preferred Return Amount”.

d.      The calculation of the Company’s Net Investment Income Incentive Fee is subject to a total return requirement (the “Total Return Requirement”) that provides that a Net Investment Income Incentive Fee will not be payable to Oxford Square Management except to the extent 20% of the “cumulative net increase in net assets resulting from operations” (which is the amount, if positive, of the sum of the “Pre-Incentive Fee Net Investment Income,” realized gains and losses and unrealized appreciation and depreciation) during the calendar quarter for which such fees are being calculated and the eleven (11) preceding quarters exceeds the cumulative Net Investment Income Incentive Fees accrued and/or paid for such eleven (11) preceding quarters.

3)      Capital Gains Incentive Fee.    The second part of the incentive fee, the “Capital Gains Incentive Fee,” is determined as described above.

Example 1: Net Investment Income Portion of Incentive Fee for Each Calendar Quarter (applying 2016 Fee Waiver)

Hypothetical Scenario 1

Quarterly Investment income (including interest, dividends, fees, etc.) = 1.25%

Quarterly Hurdle rate = 1.75%

Base Fee(1) = 0.375%

Quarterly Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%

Pre-Incentive Fee Net Investment Income (investment income – (Base Fee + other expenses)) = 0.675%

Pre-Incentive Fee Net Investment Income does not exceed hurdle rate, therefore there is no income-related incentive fee.

Hypothetical Scenario 2

Quarterly Investment income (including interest, dividends, fees, etc.) = 2.50%

Quarterly Hurdle rate = 1.75%

Base Fee(1) = 0.375%

Quarterly Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%

Pre-Incentive Fee Net Investment Income (investment income – (Base Fee + other expenses)) = 1.925%

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

Hypothetical Scenario 3

Quarterly Investment income (including interest, dividends, fees, etc.) = 4.00%

Quarterly Hurdle rate = 1.75%

Base Fee(1) = 0.375%

Quarterly Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%

Pre-Incentive Fee Net Investment Income (investment income – (Base Fee + other expenses)) = 3.425%

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

____________

(1)      Represents 1.50% annualized Base Fee.

Example 2: Capital Gains Portion of Incentive Fee (*)

Capital Gains Incentive Fee = 20% × Incentive Fee Capital Gains (i.e., our realized capital gains for each calendar year, computed net of all realized capital losses and unrealized capital depreciation for that calendar year)

Hypothetical Scenarios:

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
= 2%

____________

(*)      The theoretical amounts of returns shown are based on a percentage of our total net assets and assume no leverage. There is no guarantee that positive returns will be realized, and actual returns may vary from those shown in this example.

Payment of our Expenses

Our primary operating expenses are: i) the payment of advisory fees under the Investment Advisory Agreement, and ii) the allocable portion of overhead and various other expenses incurred by Oxford Funds on our behalf, including rent and the provision of personnel and facilities. Our investment advisory fee compensates Oxford Square Management for acting as our investment adviser, managing the investment and reinvestment of our assets, and, specifically for its work in identifying, evaluating, negotiating, executing and servicing our investments. We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

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

•        investment management and incentive fees payable pursuant to the Investment Advisory Agreement;

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

•        federal and state registration fees;

•        any exchange listing fees;

•        federal, state and local taxes;

•        independent directors’ fees and expenses, including travel expenses, and other costs of the Board’s meetings and other costs associated with the performance of independent directors’ responsibilities;

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

•        fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums; and

•        direct costs such as printing, mailing, long distance telephone, staff, rent, independent audits and outside legal costs and all other expenses incurred by either Oxford Funds or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by Oxford Funds on our behalf under the Administration Agreement, including a portion of the rent and the compensation and related expenses of our Chief Financial Officer, our accounting support staff and other administrative support personnel. Related expenses include but are not limited to employee benefit costs, payroll taxes and travel and training expenses. The costs associated with the functions performed by our Chief Compliance Officer are paid by us pursuant to the terms of an agreement between the Company and Alaric Compliance Services, LLC.

All of these expenses are ultimately borne by our common stockholders.

All personnel of our investment adviser when and to the extent engaged in providing investment advisory services, and the compensation and related expenses of such personnel allocable to such services, will be provided and paid for by Oxford Funds, the investment adviser’s managing member.

Duration and Termination

Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. Refer to “Item 1A. Risk Factors — Risks relating to our business and structure — We are dependent upon Oxford Square Management’s key management personnel for our future success, particularly Jonathan H. Cohen and Saul B. Rosenthal.”

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

Oxford Funds is the managing member of Oxford Square Management. Charles M. Royce, a member of our Board, has a minority, non-controlling interest in Oxford Square Management.

ADMINISTRATION AGREEMENT

Pursuant to a separate Administration Agreement, Oxford Funds furnishes us with office facilities, together with equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, Oxford Funds also performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Oxford Funds assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are based upon our allocable portion of overhead and other expenses incurred by Oxford Funds on our behalf under the Administration Agreement, including a portion of the rent and the compensation of our Chief Financial Officer, our accounting support staff and other administrative support personnel. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

Summary Risk Factors

The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A. of this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC.

Risks Relating to the Economy

•        Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.

•        We are currently operating in a period of capital markets disruption and economic uncertainty.

•        Adverse developments in the credit markets may impair our ability to secure debt financing.

•        The current period of capital markets disruption and economic uncertainty may make it difficult to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness and any failure to do so could have a material adverse effect on our business, financial condition or results of operations.

Risks Relating to Our Business and Structure

•        Any failure on our part to maintain our status as a business development company would reduce our operating flexibility, including our ability to borrow money.

•        We are dependent upon Oxford Square Management’s key management personnel for our future success, particularly Jonathan H. Cohen and Saul B. Rosenthal.

•        Our financial condition and results of operations will depend on our ability to manage our existing portfolio and future growth effectively.

•        Our business and operation could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of our investment strategy and impact our stock price.

•        We operate in a highly competitive market for investment opportunities.

•        Our business model depends to a significant extent upon strong referral relationships with financial sponsors, and the inability of the senior investment professionals of our investment adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

•        There will be uncertainty as to the value of our portfolio investments, which may impact our net asset value.

•        Further downgrades of the U.S. credit rating, impending automatic spending cuts or another government shutdown could negatively impact our liquidity, financial condition and earnings.

•        Our business is subject to increasingly complex corporate governance, public disclosure and accounting requirements that could adversely affect our business and financial results.

•        Changes relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities.

•        A disruption in the capital markets and the credit markets could negatively affect our business.

•        We are permitted to borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

•        Regulations governing our operation as a BDC affect our ability to, and the way in which we raise additional capital, which may expose us to risks, including the typical risks associated with leverage.

•        Our Board of Directors is authorized to reclassify any unissued shares of common stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.

•        Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

•        We will be subject to corporate-level U.S. federal income tax if we are unable to qualify for tax treatment as a RIC for U.S. federal income tax purposes.

•        There are significant potential conflicts of interest between OXSQ and our management team.

•        Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Risks Relating to Our Investments

•        Our investment portfolio may be concentrated in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt securities that we hold or if the sectors in which we invest experience a market downturn.

•        The lack of liquidity in our investments may adversely affect our business.

•        If we cannot obtain additional capital because of either regulatory or market price constraints, we could be forced to curtail or cease our new lending and investment activities, our net asset value could decrease and our level of distributions and liquidity could be affected adversely.

•        Our investments in the companies that we target may be extremely risky and we could lose all or part of our investments.

•        Our incentive fee may induce Oxford Square Management to use leverage and to make speculative investments.

•        Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

•        Our investments in CLO vehicles are riskier and less transparent to us and our stockholders than direct investments in the underlying senior loans.

Risks Relating to an Investment in Our Securities

•        Our common stock price may be volatile.

•        Our shares of common stock have traded at a discount from net asset value and may do so in the future.

•        If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

•        Due to the COVID-19 pandemic or other disruptions in the economy, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur U.S. federal excise tax in order to preserve cash and maintain flexibility.

•        We may choose to pay distributions in our own common stock, in which case, our stockholders may be required to pay U.S. federal income taxes in excess of the cash distributions they receive.

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

EMPLOYEES

We have no employees. Our day-to-day investment operations are managed by Oxford Square Management. In addition, we reimburse Oxford Funds for an allocable portion of expenses incurred by it on our behalf under the Administration Agreement, including a portion of the rent and the compensation of our Chief Financial Officer, accounting staff and other administrative support personnel. We will also pay the costs associated with the functions performed by our Chief Compliance Officer under the terms of an agreement between the Company and Alaric Compliance Services.

CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS

As a BDC, we have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code, beginning with our 2003 taxable year. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

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

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income and net capital gain that we recognized in preceding years but were not distributed in such years, and on which we paid no corporate-level U.S. federal income tax (the “Excise Tax Avoidance Requirement”). We generally will endeavor in each taxable year to make sufficient distributions to our stockholders to satisfy the Excise Tax Avoidance Requirement.

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

Income inclusions from a QEF or a CFC will be “good income” for purposes of the 90% Income Test provided that they are derived in connection with our business of investing in stocks and securities or the QEF or the CFC distribute such income to us in the same taxable year to which the income is included in our income.

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

As a BDC, we are required to meet a coverage ratio of the value of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future. On April 6, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, our asset coverage requirement under the 1940 Act for senior securities was changed from 200% to 150%, effective as of April 6, 2019. In other words, under the 1940 Act, we are able to borrow $2 for investment purposes for every $1 of investor equity. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC.

We are not generally able to sell our common stock at a price below net asset value per share. Refer to “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a BDC affect our ability to, and the way in which we raise additional capital, which may expose us to risks, including the typical risks associated with leverage.” We may, however, sell our common stock at a price below net asset value per share (i) in connection with a rights offering to our existing stockholders, (ii) with the consent of the majority of our common stockholders, or (iii) under such other circumstances as the SEC may permit. For example, we may sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then current net asset value of our common stock if our Board determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve our policy and practice of making such sales. In any such case, under such circumstances, the price at which our common stock is to be issued and sold may not be less than a price which, in the determination of our Board, closely approximates the market value of such common stock. In addition, we may generally issue new shares of our common stock at a price below the net asset value in rights offerings to existing stockholders, in payment of distributions and in certain other limited circumstances

We may be examined by the SEC for compliance with the 1940 Act.

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

RISKS RELATING TO THE ECONOMY

Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, the COVID-19 pandemic has delivered a shock to the global economy. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby, including a recession and a steep increase in unemployment in the United States.

With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses.

While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with the view to partially or fully reopening their economies, many cities have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Additionally, as of late December 2020, travelers from the United States are not allowed to visit Canada, Australia or the majority of countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines for emergency use starting in December 2020, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this annual report on Form 10-K, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations. Additionally, oil prices collapsed to an 18-year low on supply glut concerns, as shutdowns across the global economy sharply reduced oil demand while Saudi Arabia and Russia engaged in a price war. Central banks and governments have responded with liquidity injections to ease the strain on financial systems and stimulus measures to buffer the shock to businesses and consumers. These measures have helped stabilize certain portions of the financial markets over the short term, but volatility will likely remain elevated until the health crisis itself is under control (via fewer new cases, lower infection rates and/or verified treatments). There are still many unknowns and new information is incoming daily, compounding the difficulty of modeling outcomes for epidemiologists and economists alike.

We cannot be certain as to the duration or magnitude of the economic impact of the COVID-19 pandemic in the markets in which we and our portfolio companies operate, including with respect to travel restrictions, business closures, mitigation efforts (whether voluntary, suggested, or mandated by law) and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for the various types of goods and services provided by U.S. middle market companies. Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain portfolio companies may suffer declines in earnings and could experience financial distress, which could cause them to default on their financial obligations to us and their other lenders.

We will also be negatively affected if our operations and effectiveness or the operations and effectiveness of a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of the COVID-19 pandemic and the resulting measures taken in response thereto. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

Global economic, regulatory and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

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

Volatility in the global financial markets resulting from relapse of the Eurozone crisis, geopolitical developments in Eastern Europe, turbulence in the Chinese stock markets and global commodity markets, the United Kingdom’s departure from the European Union or otherwise could have a material adverse effect on our business, financial condition and results of operations.

Volatility in the global financial markets could have an adverse effect on the United States and could result from a number of causes, including a relapse in the Eurozone crisis, geopolitical developments in Eastern Europe, turbulence in the Chinese stock markets and global commodity markets or otherwise. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. While the financial stability of many of such countries has improved significantly, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions.

Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. Uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused disruptions in the global markets, including markets in which we participate. We cannot assure you that these market conditions will not continue or worsen in the future. Furthermore, we cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In addition, in August 2015, Chinese authorities sharply devalued China’s currency. Since then, the Chinese capital markets have continued to experience periods of instability. These market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations.

The occurrence of events similar to those in recent years, such as the aftermath of the war in Iraq, instability in Afghanistan, Pakistan, Egypt, Libya, Syria, Russia, Ukraine and the Middle East, ongoing epidemics of infectious diseases in certain parts of the world, such as the COVID-19 outbreak, terrorist attacks in the U.S. and around the world, social and political discord, debt crises (such as the Greek crisis), sovereign debt downgrades, continued tensions between North Korea and the United States and the international community generally, new and continued political unrest in various countries, such as Venezuela, the exit or potential exit of one or more countries from the European Union (the “EU”) or the Economic and Monetary Union (the “EMU”), the change in the U.S. president and the new administration, among others, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets, and may cause further economic uncertainties in the U.S. and worldwide.

In June 2016, the United Kingdom (the “UK”) held a referendum in which voters approved an exit from the European Union, or “Brexit,” and, accordingly, on February 1, 2017, the U.K. Parliament voted in favor of allowing the U.K. government to begin the formal process of Brexit. The initial negotiations on Brexit commenced in June 2017. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union, and this uncertainty and instability may last indefinitely. On January 31, 2020, the UK ended its membership in the European Union. Under the terms of the withdrawal agreement negotiated and agreed between the UK and the European Union, the UK’s departure from the European Union was followed by a transition period (the “Transition Period”), which ran until December 31, 2020 and during which the UK continued to apply European Union law and was treated for all material purposes as if it were still a member of the European Union.

On December 24, 2020, the European Union and UK governments signed a trade deal that became provisionally effective on January 1, 2021 and that now governs the relationship between the UK and European Union (the “Trade Agreement”). The Trade Agreement implements significant regulation around trade, transport of goods and travel restrictions between the UK and the European Union. Notwithstanding the foregoing, the longer term economic, legal, political and social implications of Brexit are unclear at this stage and are likely to continue to lead to ongoing political and economic uncertainty and periods of increased volatility in both the UK and in wider European markets for some time. In particular, Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the UK’s sovereign credit rating, could also have an impact on the performance of certain investments made in the UK or Europe. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries.

In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.

Increased geopolitical unrest, terrorist attacks, or acts of war may affect any market for our common stock, impact the businesses in which we invest, and harm our business, operating results, and financial conditions.

Terrorist activity and the continued threat of terrorism and acts of civil or international hostility, both within the United States and abroad, as well as ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and declines in the global markets, loss of life, property damage, disruptions to commerce and reduced economic activity, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results, and financial condition. Losses from terrorist attacks are generally uninsurable.

We are currently operating in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. The global impact of the outbreak continues to evolve, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses have also implemented similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, (including the preventative measures taken in response thereto and additional uncertainty regarding the new variants of COVID-19 that have emerged in the U.K., South Africa and Brazil) have created significant disruption in supply chains and economic activity. While several countries, as well as certain states in the United States, have begun to lift public health restrictions with the view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere.

Although the Federal Food and Drug Administration has authorized vaccines for emergency use starting in December 2020, it remains unclear how quickly the vaccines will be distributed nationwide and globally, when “herd immunity” will be achieved in the United States and globally, and when the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time.

Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets. Additionally, as of late December 2020, travelers from the United States are not allowed to visit Canada, Australia or the majority of countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn.

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

Equity capital may be difficult to raise because, subject to some limited exceptions which apply to us, as a BDC we are generally not able to issue additional shares of our common stock at a price less than net asset value. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including a suspension of the federal debt ceiling in August 2019, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. Further, the federal debt ceiling is scheduled to come back into effect on August 1, 2021, unless Congress takes legislative action to further extend or defer it.

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

The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.

The London Interbank Offered Rate (“LIBOR”) is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings); (ii) the overnight and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining nine LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA’s proposed new powers that the UK government is legislating to grant to them. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 outbreak will have further effect on LIBOR transition plans.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market and/or transferability of value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, while the majority of our LIBOR-linked loans contemplate that LIBOR may cease to exist and allow for amendment to a new base rate without the approval of 100% of the lenders we will still need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and our results of operations. Moreover, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

Even in the event the value of your investment declines, the Base Fee and, in certain circumstances, the Net Investment Income Incentive Fee will still be payable.

The Base Fee is calculated as a percentage of our gross assets at a specific time. Accordingly, the Base Fee will be payable regardless of whether the value of our gross assets and/or your investment have decreased. Moreover, a portion of the incentive fee is payable if our net investment income for a calendar quarter exceeds a designated hurdle rate. Although this portion of the incentive fee (the Net Investment Income Incentive Fee) is subject to the Total Return Requirement, the Net Investment Income Incentive Fee may still be payable during a quarter with net capital losses. Accordingly, this portion of our adviser’s incentive fee may also be payable notwithstanding a decline in net asset value that quarter. In addition, in the event we recognize PIK loan interest or PIK preferred dividends in excess of our available capital, we may be required to liquidate assets in order to pay a portion of the incentive fee. Oxford Square Management, however, is not required to reimburse us for the portion of any fees attributable to accrued deferred loan interest or dividends in the event of a default or other non-payment by the obligor.

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

PIK interest/dividend payments we receive will increase our assets under management and, as a result, will increase the amount of Base Fee and incentive fees payable by us to our investment adviser.

Certain of our debt and preferred stock investments contain provisions providing for the payment of contractual PIK interest or dividends. Because PIK interest/dividends results in an increase in the size of the loan/preferred stock balance of the underlying investment, the receipt by us of PIK interest/dividend will have the effect of increasing our assets under management. As a result, because the Base Fee that we pay to our investment adviser is based on the value of our gross assets, the receipt by us of PIK interest/dividend will result in an increase in the amount of the Base Fee payable by us. In addition, any such increase in an investment balance due to the receipt of PIK interest/dividend will cause such investment to accrue interest/dividend on the higher investment balance, which will result in an increase in our pre-incentive fee net investment income and, as a result, a potential increase in incentive fees that are payable by us to our investment adviser.

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

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We may borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Lenders of these senior securities have fixed dollar claims on our assets that are superior to the claims of our common stockholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the Base Fee (and a portion of the incentive fee) payable to Oxford Square Management will be payable on our gross assets, including those assets acquired through the use of leverage, Oxford Square Management may have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the Base Fee (and incentive fee) payable to Oxford Square Management.

Our asset coverage requirement under the 1940 Act for senior securities is 150%, effective as of April 6, 2019. If we incur additional leverage, general interest rate fluctuations may have a more significant negative impact on our investments and investment opportunities than they would have absent such additional incurrence, and, accordingly, may have a material adverse effect on our investment objectives and rate of return on investment capital.

On April 12, 2017, we completed a public offering of approximately 64.4 million in aggregate principal amount of 6.50% Unsecured Notes. The 6.50% Unsecured Notes will mature on March 30, 2024, and may currently be redeemed in whole or in part at any time or from time to time at our option on or after March 30, 2020. The 6.50% Unsecured Notes bear interest at a rate of 6.50% per year payable quarterly on March 30, June 30, September 30 and December 30. The 6.50% Unsecured Notes are our general unsecured obligations, rank equally in right of payment with our future senior unsecured debt, and rank senior in right of payment to any potential subordinated debt, should any be issued in the future.

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

	Assumed total return on our portfolio (net of expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to stockholder(1)	(19.2)%	(11.3)%	(3.3)%	4.6%	12.5%

____________

(1)      Assumes $357.7 million in total assets and $109.2 million in total debt principal outstanding, which reflects our total assets and total debt outstanding as of December 31, 2020, and a cost of funds of approximately 6.9%.

Our portfolio must have an annual return of at least 2.1% in order to cover the annual interest payments on our current borrowings.

If we are unable to comply with the covenants or restrictions in our borrowings, our business could be materially adversely affected.

Our borrowings may include covenants, among others, that, subject to exceptions, restrict our ability to pay distributions, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. Complying with these restrictions may prevent us from taking actions that we believe would help us grow our business or are otherwise consistent with our investment objective. These restrictions could also limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. In addition, certain covenants or restrictions could limit our ability to make distributions to our stockholders in certain circumstances, which could result in us failing to qualify for tax treatment as a RIC and thus becoming subject to corporate-level U.S. federal income tax (and any applicable state and local taxes).

The breach of any of the covenants or restrictions, unless cured within the applicable grace period, would result in a default under our borrowings that would permit the lender thereunder to declare all amounts outstanding to be due and payable. In such an event, we may not have sufficient assets to repay such indebtedness. As a result, any default could have serious consequences to our financial condition. An event of default or an acceleration under any future borrowings also cause a cross-default or cross-acceleration of another debt instrument or contractual obligation, which would adversely impact our liquidity.

The terms of our future borrowings may contractually limit our ability to incur additional indebtedness.

We will need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. We believe that having the flexibility to incur additional leverage could augment the returns to our stockholders and would be in the best interests of our stockholders. Contractual leverage limitations under our future borrowings may limit our ability to incur additional indebtedness. An inability on our part to access additional leverage could limit our ability to take advantage of the benefits described above related to our ability to incur additional leverage and could decrease our earnings, if any, which would have an adverse effect on our results of operations and the value of our shares of common stock.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 49,589,607 shares are issued and outstanding as of March 19, 2021. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to distributions and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by our Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

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

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

Through comprehensive new global regulatory regimes impacting derivatives (e.g., the Dodd-Frank Act, European Market Infrastructure Regulation (“EMIR”), Markets in Financial Investments Regulation (“MIFIR”)/Markets in Financial Instruments Directive (“MIFID II”)), certain over-the-counter derivatives transactions in which we may engage are either now or will soon be subject to various requirements, such as mandatory central clearing of transactions which include additional margin requirements and in certain cases trading on electronic platforms, pre-and post-trade transparency reporting requirements and mandatory bi-lateral exchange of initial margin for non-cleared swaps. The Dodd-Frank Act also created new categories of regulated market participants, such as “swap dealers,” “security-based swap dealers,” “major swap participants,” and “major security-based swap participants” who are subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements. The EU and some other jurisdictions are implementing similar requirements. Because these requirements are new and evolving (and some of the rules are not yet final), their ultimate impact remains unclear. However, even if the Company itself is not located in a particular jurisdiction or directly subject to the jurisdiction’s derivatives regulations, we may still be impacted to the extent we enter into a derivatives transaction with a regulated market participant or counterparty that is organized in that jurisdiction or otherwise subject to that jurisdiction’s derivatives regulations.

Based on information available as of the date of this annual report on Form 10-K, the effect of such requirements will be likely to (directly or indirectly) increase our overall costs of entering into derivatives transactions. In particular, new margin requirements, position limits and significantly higher capital charges resulting from new global capital regulations, even if not directly applicable to us, may cause an increase in the pricing of derivatives transactions entered into by market participants to whom such requirements apply or affect our overall ability to enter into derivatives transactions with certain counterparties. Such new global capital regulations and the need to satisfy the various requirements by counterparties are resulting in increased funding costs, increased overall transaction costs, and significantly affecting balance sheets, thereby resulting in changes to financing terms and potentially impacting our ability to obtain financing. Administrative costs, due to new requirements such as registration, recordkeeping, reporting, and compliance, even if not directly applicable to us, may also be reflected in our derivatives transactions. New requirements to trade certain derivatives transactions on electronic trading platforms and trade reporting requirements may lead to (among other things) fragmentation of the markets, higher transaction costs or reduced availability of derivatives, and/or a reduced ability to hedge, all of which could adversely affect the performance of certain of our trading strategies. In addition, changes to derivatives regulations may impact the tax and/or accounting treatment of certain derivatives, which could adversely impact us.

In November 2020, the SEC adopted new rules regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. BDCs that use derivatives would be subject to a value-at-risk leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in the SEC’s adopted rules. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of the Section 18 of the 1940 Act when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivative transactions under the adopted rule. Under the adopted rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

We are required to include in our taxable income our proportionate share of the income of certain CLO investments to the extent that such CLOs are PFICs for which we have made a qualifying electing fund, or “QEF,” election or are CFCs. To the extent that such CLOs do not distribute all of their earnings and profits on a current basis, we may fail to qualify as a RIC. To qualify as a RIC, we must, among other thing, derive in each taxable year at least 90% of our gross income from certain sources specified in the Code, or the “90% Income Test.” Income inclusions from a QEF or a CFC will be “good income” for purposes of the 90% Income Test provided that they are derived in connection with our business of investing in stocks and securities or the QEF or the CFC distribute such income to us in the same taxable year to which the income is included in our income.

The CLOs in which we invest may be subject to withholding tax if they fail to comply with certain reporting requirements.

Legislation commonly referred to as the Foreign Account Tax Compliance Act, or FATCA, imposes a withholding tax of 30% on payments of U.S. source interest and distributions to certain non-U.S. entities, including certain non-U.S. financial institutions and investment funds, unless such non-U.S. entity complies with certain reporting requirements regarding its U.S. account holders and its U.S. owners. While existing U.S. Treasury regulations would also require withholding on payments of the gross proceeds from the sale of any property that could produce U.S. source interest or dividends, the U.S. Treasury Department has indicated its intent to eliminate this requirement in subsequent proposed regulations, which state that taxpayers may rely on the proposed regulations until final regulations are issued. Most CLO vehicles in which we invest will be treated as non-U.S. financial entities for this purpose, and therefore will be required to comply with these reporting requirements to avoid the 30% withholding. If a CLO vehicle in which we invest fails to properly comply with these reporting requirements, it could reduce the amounts available to distribute to equity and junior debt holders in such CLO vehicle, which could materially and adversely affect our operating results and cash flows.

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

In the course of our investing activities, we pay management and incentive fees to Oxford Square Management, and reimburse Oxford Funds for certain expenses it incurs on our behalf. As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct investments. As a result of this arrangement, there may be times when the management team of Oxford Square Management has interests that differ from those of our stockholders, giving rise to a conflict.

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

Oxford Square Management, Oxford Lane Management, LLC, Oxford Bridge Management, LLC and Oxford Gate Management, LLC are subject to a written policy with respect to the allocation of investment opportunities among Oxford Square, Oxford Lane Capital Corp., the Oxford Bridge Funds and the Oxford Gate Funds. Where investments are suitable for more than one entity, the allocation policy generally provides that, depending on size and subject to current and anticipated cash availability, the absolute size of the investment as well as its relative size compared to the total assets of each entity, current and anticipated weighted average costs of capital, and whether the proposed investment is an add-on investment to an existing investment, among other factors, an investment amount will be determined by the adviser to each entity. If the investment opportunity is sufficient for each entity to receive its investment amount, then each entity receives the investment amount; otherwise, the investment amount is reduced pro rata.

On October 13, 2016, we filed an exemptive application with the SEC to permit us to co-invest with funds or entities managed by Oxford Square Management or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. On June 14, 2017, the SEC issued an order permitting Oxford Square and certain of its affiliates to complete negotiated co-investment transactions in portfolio companies, subject to certain conditions, or the “Order.” Subject to satisfaction of certain conditions to the Order, Oxford Square and certain of its affiliates are now permitted, together with any future BDCs, registered closed-end funds and certain private funds, each of whose investment adviser is Oxford Square’s investment adviser or an investment adviser controlling, controlled by, or under common control with Oxford Square’s investment adviser, to co-invest in negotiated investment opportunities where doing so would otherwise be prohibited under the 1940 Act, providing Oxford Square’s stockholders with access to a broader array of investment opportunities. Pursuant to the Order, we are permitted to co-invest in such investment opportunities with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.

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

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of OXSQ or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. The SEC staff has rescinded its position that, under the 1940 Act, an investment company may not avail itself of the Maryland Control Share Acquisition Act. As a result, we will amend our bylaws to be subject to the Maryland Control Share Act only if our Board of Directors determines it would be in our best interest.

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

RISKS RELATING TO OUR INVESTMENTS

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

Our investments in CLO vehicles are riskier and less transparent to us and our stockholders than direct investments in the underlying senior loans.

We have invested principally in equity and junior debt tranches issued by CLO vehicles. Generally, there may be less information available to us regarding the underlying debt investments held by such CLO vehicles than if we had invested directly in the debt of the underlying companies. As a result, our stockholders may not know the details of the underlying securities of the CLO vehicles in which we will invest. Our CLO investments will also be subject to the risk of leverage associated with the debt issued by such CLOs and the repayment priority of senior debt holders in such CLO vehicles. Additionally, CLOs in which we invest are often governed by a complex series of legal documents and contracts. As a result, the risk of dispute over interpretation or enforceability of the documentation may be higher relative to other types of investments. For example, some documents governing the loans underlying our CLO investments may allow for “priming transactions,” in connection with which majority lenders or debtors can amend loan documents to the detriment of other lenders, amend loan documents in order to move collateral, or amend documents in order to facilitate capital outflow to other parties/subsidiaries in a capital structure, any of which may adversely affect the rights and security priority of the CLOs in which we are invested.

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

As a BDC, we may not acquire equity and junior debt investments in CLO vehicles unless, at the time of such acquisition, at least 70% of our total assets are “qualifying assets.” CLO vehicles that we invest in are typically very highly levered, and therefore, the junior debt and equity tranches that we invest in are subject to a higher degree of risk of total loss. As of December 31, 2020, the CLO vehicles in which we were invested had average leverage of 9.6 times and ranged from approximately 3.3 times to 13.3 times levered. In particular, investors in CLO vehicles indirectly bear risks of the underlying debt investments held by such CLO vehicles. We will generally have the right to receive payments only from the CLO vehicles, and will generally not have direct rights against the underlying borrowers or the entity that sponsored the CLO vehicle. While the CLO vehicles we have and continue to target generally enable the investor to acquire interests in a pool of leveraged corporate loans without the expenses associated with directly holding the same investments, we will generally indirectly pay a proportionate share of the CLO vehicles’ administrative and other expenses. Although it is difficult to predict whether the prices of indices and securities underlying CLO vehicles will rise or fall, these prices (and, therefore, the prices of the CLO vehicles) will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally. The failure by a CLO vehicle in which we invest to satisfy certain financial covenants, including as a result of the COVID-19 pandemic, and specifically those with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event that a CLO vehicle failed those tests, holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting CLO vehicle or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.

The interests we intend to acquire in CLO vehicles will likely be thinly traded or have only a limited trading market. CLO vehicles are typically privately offered and sold, even in the secondary market. As a result, investments in CLO vehicles may be characterized as illiquid securities. In addition to the general risks associated with investing in debt securities, CLO vehicles carry additional risks, including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the fact that our investments in CLO tranches will likely be subordinate to other senior classes of note tranches thereof; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLO vehicle or unexpected investment results. Our net asset value may also decline over time if our principal recovery with respect to CLO equity investments is less than the price we paid for those investments

Investments in structured vehicles, including equity and junior debt instruments issued by CLO vehicles, involve risks, including credit risk and market risk. Changes in interest rates and credit quality may cause significant price fluctuations. Additionally, changes in the underlying leveraged corporate loans held by a CLO vehicle may cause payments on the instruments we hold to be reduced, either temporarily or permanently. During fiscal 2020, the CLO equity market experienced volatility resulting from the COVID-19 pandemic. For example, in the first quarter of 2020, the S&P/LSTA Leveraged Loan Index decreased from a price of 96.72% at the end of December 2019 to 82.85% at the end of March 2020. The S&P/LSTA Leveraged Loan Index stood at 96.19% as of December 31, 2020. Although the U.S. loan market did stabilize in the second half of fiscal 2020, any future or continued volatility in the U.S. loan market could have an adverse impact on the CLO vehicles in which we invest and may impact their ability to make payments on the instruments we hold.

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

We will have no influence on management of underlying investments managed by non-affiliated third party CLO collateral managers.

We are not responsible for and have no influence over the asset management of the portfolios underlying the CLO investments we hold as those portfolios are managed by non-affiliated third party CLO collateral managers. Similarly, we are not responsible for and have no influence over the day-to-day management, administration or any other aspect of the issuers of the individual securities. As a result, the values of the portfolios underlying our CLO investments could decrease as a result of decisions made by third party CLO collateral managers.

RISKS RELATING TO AN INVESTMENT IN OUR SECURITIES

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

Shares of BDCs have frequently traded at a market price that is less than the net asset value that is attributable to those shares. Our common stock traded below our net asset value per share during some periods from 2010 through March 2021. Our common stock could trade at a discount to net asset value at any time in the future. The possibility that our shares of common stock may trade at a discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. As a result of the COVID-19 pandemic, the stocks of BDCs as an industry, including shares of our common stock, have traded below NAV, at or near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements.

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

Our ability to pay distributions might also be adversely affected by the impact of one or more of the risk factors described in this annual report or incorporated herein by reference, including the COVID-19 pandemic. For example, if the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time, it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our stockholders. If we violate certain covenants under our existing or future credit facilities or other leverage, we may be limited in our ability to make distributions. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.

Due to the COVID-19 pandemic or other disruptions in the economy, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur U.S. federal excise tax in order preserve cash and maintain flexibility.

As a BDC, we are not required to make any distributions to shareholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code. In order to maintain our tax treatment as a RIC, we must distribute to shareholders for each taxable year at least 90% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to corporate-level US federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to shareholders. We will be subject to a 4% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, the dividend will be treated for all US federal income tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2020 until as late as December 31, 2021. If we choose to pay a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.

Due to the COVID-19 pandemic or other disruptions in the economy, we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we may not be able to increase our dividends. In addition, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock as discussed below under “We may choose to pay distributions in our own stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash distributions they receive.”

We may choose to pay distributions in our own common stock, in which case, our stockholders may be required to pay U.S. federal income taxes in excess of the cash distributions they receive.

We may distribute taxable distributions that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the published guidance, distributions payable of a publicly offered RIC that are in cash or in shares of stock at the election of stockholders may be treated as taxable distributions. The Internal Revenue Service has a revenue procedure indicating that this rule will apply if the total amount of cash to be distributed is not less than 20% of the total distribution. Under this revenue procedure, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of distributions paid in stock). In no event will any stockholder, electing to receive cash, receive less than the lesser of (a) the portion of the distribution such stockholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If we decide to make any distributions consistent with this revenue procedure that are payable in part in our stock, taxable stockholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain distribution) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. If a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on distributions, it may put downward pressure on the trading price of our stock. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. If a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on distributions, it may put downward pressure on the trading price of our stock.

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

We cannot assure you that the issuance of preferred stock would result in a higher yield or return to the holders of the common stock. The issuance of preferred stock would likely cause the net asset value and market value of the common stock to become more volatile. If the distribution rate on the preferred stock were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of the common stock would be reduced. If the distribution rate on the preferred stock were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of common stock than if we had not issued preferred stock. Any decline in the net asset value of our investments would be borne entirely by the holders of common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of common stock than if we were not leveraged through the issuance of preferred stock. This greater net asset value decrease would also tend to cause a greater decline in the market price for the common stock. We might be in danger of failing to maintain the required asset coverage of the preferred stock or of losing our ratings, if any, on the preferred stock or, in an extreme case, our current investment income might not be sufficient to meet the distribution requirements on the preferred stock. In order to counteract such an event, we might need to liquidate investments in order to fund a redemption of some or all of the preferred stock. In addition, we would pay (and the holders of common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, including a likely higher advisory fee. Holders of preferred stock may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

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

GENERAL RISKS

There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

As a result of the United States presidential election, which occurred on November 3, 2020, the Democratic Party controls the executive branch of government. The Democratic Party also currently controls both the Senate and House of Representatives portions of the legislative branch of government. Changes in federal policy, including tax policies, and at regulatory agencies that occur over time through policy and personnel changes following elections, could lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

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

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Energy companies could also be affected by the potential for lawsuits against or taxes or other regulatory costs imposed on greenhouse gas emitters, based on links drawn between greenhouse gas emissions and climate change.

In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord (the ‘‘Paris Agreement’’) with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. On November 4, 2016, the past administration announced that the U.S. would cease participation in the Paris Agreement with the withdrawal taking effect on November 4, 2020. However, on January 20, 2021, President Joseph R. Biden signed an executive order to rejoin the Paris Agreement. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. There is significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

We and our service providers currently are impacted by quarantines and similar measures being enacted by governments in response to COVID-19, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). In response to the outbreak, our investment adviser has instituted an optional work from home policy whereby employees of the investment adviser may elect to work remotely until it is deemed safe to return to the office. Policies of extended periods of remote working, whether by us or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks described above are heightened under current conditions.

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

Certain historical data regarding our business, results of operations, financial condition and liquidity does not reflect the impact of the COVID-19 pandemic and related containment measures and therefore does not purport to be representative of our future performance.

The information included in this Annual report on Form 10-K and our other reports filed with the SEC includes information regarding our business, results of operations, financial condition and liquidity as of dates and for periods before and during the impact of the COVID-19 pandemic and related containment measures (including quarantines and governmental orders requiring the closure of certain businesses, limiting travel, requiring that individuals stay at home or shelter in place and closing borders). Therefore, certain historical information therefore does not reflect the adverse impacts of the COVID-19 pandemic and the related containment measures. Accordingly, investors are cautioned not to unduly rely on such historical information regarding our business, results of operations, financial condition or liquidity, as that data does not reflect the adverse impact of the COVID-19 pandemic and therefore does not purport to be representative of the future results of operations, financial condition, liquidity or other financial or operating results of us, or our business.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK AND DISTRIBUTIONS

Our common stock is traded on the Nasdaq Global Select Market under the symbol “OXSQ.” The following table sets forth, for each fiscal quarter during the last two fiscal years, the net asset value, or “NAV,” per share of our common stock, the high and low intraday sales prices for our common stock, such sales prices as a percentage of NAV per share and quarterly distributions per share.

		Price Range		Premium or (Discount) of High Sales Price to NAV(2)	Premium or (Discount) of Low Sales Price to NAV(2)	Distributions Per Share(3)
	NAV(1)	High	Low
Fiscal 2020
Fourth Quarter	$4.55	$3.47	$2.36	(23.7)%	(48.1)%	$0.105
Third Quarter	$3.85	$3.00	$2.29	(22.1)%	(40.5)%	$0.105
Second Quarter	$3.54	$3.74	$2.10	5.6%	(40.7)%	$0.201
First Quarter	$3.32	$6.26	$2.04	88.6%	(38.6)%	$0.201
Fiscal 2019
Fourth Quarter	$5.12	$6.28	$5.02	22.7%	(2.0)%	$0.201
Third Quarter	$5.42	$6.76	$6.04	24.7%	11.4%	$0.201
Second Quarter	$6.31	$6.62	$6.19	4.9%	(1.9)%	$0.201
First Quarter	$6.67	$7.45	$6.16	11.7%	(7.6)%	$0.200

____________

(1)      Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.

(2)      Calculated as the respective high or low intraday sales price divided by NAV and subtracting 1.

(3)      Represents the cash distributions, including dividends, dividends reinvested and returns of capital, if any, per share that we have declared on our common stock in the specified quarter.

On March 19, 2021, the last reported sales price of our common stock was $4.11 per share. As of March 18, 2021, we had 148 stockholders of record.

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. Since 2008, our shares of common stock have traded both at a premium and a discount to the net assets attributable to those shares. As of March 19, 2021, our shares of common stock traded at a discount equal to approximately 9.7% of the net asset value per share as of December 31, 2020. It is not possible to predict whether the shares offered hereby will trade at, above, or below net asset value.

Distributions

We currently intend to distribute a minimum of 90% of our ordinary income and short-term capital gains (net of short-term capital losses), if any, on a quarterly basis to our stockholders, in accordance with our election to be treated, and intention to qualify annually, as a RIC under Subchapter M of the Code. For a more detailed discussion of the requirements under Subchapter M, please refer to the discussion in “Business — Certain U.S. Federal Income Tax Considerations” set forth above. In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses to our stockholders on an annual basis.

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

Recent Sales of Unregistered Securities

We did not engage in unregistered sales of equity securities during the year ended December 31, 2020, however, we issued a total of 42,343 shares of common stock under our distribution reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value for the shares of common stock issued under the distribution reinvestment plan was approximately $0.2 million. Also, during the year ended December 31, 2020, as part of our distribution reinvestment plan for our common stockholders, our distribution reinvestment administrator purchased 169,713 shares of our common stock for approximately $0.5 million in the open market to satisfy the reinvestment portion of our distribution.

Issuer Purchases of Equity Securities

During the year ended December 31, 2020, no common stock was repurchased.

Performance Graph

The graph below compares the cumulative stockholder return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Financial 100, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period from December 31, 2015 through December 31, 2020. The graph assumes that, on December 31, 2015, a person invested $100 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Financial 100, which includes the 100 largest domestic and international financial organizations listed on the NASDAQ Stock Market based on market capitalization. The NASDAQ Financial 100 contains banks and savings institutions and related holding companies, insurance companies, broker-dealers, investment companies and financial services organizations.

The graph measures cumulative total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are reinvested in like securities.

The graph and the information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock price performance.

FEES AND EXPENSES

The following table is intended to assist you in understanding the costs and expenses that you will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report on Form 10-K contains a reference to fees or expenses paid by “us” or “OXSQ,” or that “we” will pay fees or expenses, you will indirectly bear such fees or expenses as an investor in OXSQ. The fee table and example below include all fees and expenses of our consolidated subsidiary.

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—	%(1)
Offering expenses borne by our common stockholders (as a percentage of offering price)	—	%(2)
Distribution reinvestment plan expenses	None	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%
Annual expenses (as a percentage of net assets attributable to our common stock):
Base management fee	2.22	%(4)
Incentive fees payable under our investment advisory agreement	—	%(5)
Interest payments on borrowed funds	2.73	%(6)
Other expenses (includes OXSQ’s consolidated subsidiary)	1.46	%(7)
Total annual expenses	6.41	%(8)

Example

The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock, assuming (1) a 2.00% sales load (underwriting discounts and commissions) and offering expenses totaling 0.37%, (2) total net estimated annual expenses of 6.41% of average net assets attributable to our common stock as set forth in the table above and (3) a 5% annual return.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$86	$207	$326	$607

The example and the expenses in the tables above should not be considered a representation of our future expenses, and actual expenses may be greater or less than those shown. Moreover, while the example assumes, as required by the SEC, a 5.0% annual return, our performance will vary and may result in a return greater or less than 5.0%. The incentive fee under the Investment Advisory Agreement, which, assuming a 5.0% annual return, would either not be payable or have a de minimis effect, is nonetheless included in the example for illustrative purposes based upon the estimated annual expenses relating thereto as set forth above. If we achieve sufficient returns on our investments to trigger an incentive fee of a material amount, our expenses, and returns to our investors, would be higher. In addition, while the example assumes reinvestment of all distributions at net asset value, participants in our distribution reinvestment plan may receive shares valued at the market price in effect at that time. This price may be at, above or below net asset value. See “Distribution Reinvestment Plan” for additional information regarding our distribution reinvestment plan.

____________

(1)      If applicable, the prospectus or prospectus supplement relating to an offering of our securities will disclose the applicable sales load and the “Example” will be updated accordingly.

(2)      If applicable, the prospectus or prospectus supplement relating to an offering of our securities will disclose the applicable offering expenses and total stockholder transaction expenses as a percentage of the offering price.

(3)      The expenses of the distribution reinvestment plan are included in “other expenses.” The plan administrator’s fees will be paid by us. We will not charge any brokerage charges or other charges to stockholders who participate in the plan. However, your own broker may impose brokerage charges in connection with your participation in the plan.

(4)      Assumes gross assets (which equals the total assets on our Consolidated Statements of Assets and Liabilities adjusted as described in this footnote) of $407.7 million and $106.9 million of leverage (including $64.4 million in aggregate principal of our 6.50% Unsecured Notes and $44.8 million in aggregate principal of our 6.25% Unsecured Notes, in each case, as of December 31, 2020 and less any respective amortization of deferred issuance costs), and assumes net assets of $275.4 million (which has been adjusted to reflect the issuance of an additional $50.0 million of common stock). The above calculation presents our base management fee as a percentage of our net assets. Our base management fee under the Investment Advisory Agreement, however, is based on our gross assets, which is defined as all the assets of Oxford

Square Capital Corp., including those acquired using borrowings for investment purposes. As a result, to the extent we use additional leverage, it would have the effect of increasing our base management fee as a percentage of our net assets. See “Investment Advisory Agreement” in this prospectus for additional information.

(5)      Assumes no annual incentive fees earned by Oxford Square Management. Oxford Square Management did not earn incentive fees during the year ended December 31, 2020 due to the Total Return Requirement described under Item 1. Business — Investment Advisory Agreement — Advisory Fee in this Annual Report on Form 10-K. In subsequent periods, incentive fees may be earned by Oxford Square Management if, and to the extent that, we earn greater interest income through our investments in portfolio companies and realize additional gains upon the sale of warrants or other equity investments in such companies. For a detailed discussion of the calculation of the incentive fees, see Item 1 — Business — Investment Advisory Agreement — Advisory Fee in this Annual Report on Form 10-K.

(6)      Assumes that we have $109.2 million of outstanding principal borrowings as of December 31, 2020. The calculation also assumes an effective interest rate of 6.99% (including amortization of deferred issuance costs) on the approximately $64.4 million of 6.50% Unsecured Notes outstanding as of December 31, 2020 and an effective interest rate of 6.75% (including amortization of deferred issuance costs) on the approximately $44.8 million of 6.25% Unsecured Notes outstanding as of December 31, 2020. This table includes all of the commitment fees, interest expense and amortized financing costs of the 6.50% Unsecured Notes and the 6.25% Unsecured Notes, as well as the fees and expenses of issuing and servicing any other borrowings or leverage that the Company expects to incur during the 12 months following effectiveness of the registration statement of which the prospectus forms a part. We may issue preferred stock, which may be considered a form of leverage, pursuant to the registration statement of which the prospectus forms a part, although we have no current plans to do so during the 12 months following effectiveness of such registration statement.

(7)      “Other expenses” ($4.0 million) are based on the actual expenses for the year ended December 31, 2020, and adjusted for any new and non-recurring expenses, such as the offering costs on an assumed issuance of an additional $50.0 million of common stock. These expenses include certain expenses allocated to the Company under the Investment Advisory Agreement, such as travel expenses incurred in connection with the investigation and monitoring of our investments. In the event of a debt restructuring or extinguishment, we may incur a loss comprised of deferred financing costs and note discount which may cause actual expenses to exceed those amounts projected in the table.

(8)      “Total annual expenses” is presented as a percentage of net assets attributable to common stockholders, because the holders of shares of our common stock (and not the holders of our debt securities or preferred stock, if any) bear all of our fees and expenses, including the fees and expenses of any wholly-owned consolidated subsidiary, all of which are included in this fee table presentation. The indirect expenses associated with the Company’s CLO equity investments are not included in the fee table presentation, but if such expenses were included in the fee table presentation then OXSQ’s total annual expenses would have been 16.54%.

Item 6. Selected Financial and Other Data

The following selected financial data for the years ended December 31, 2020, 2019, 2018, 2017, and 2016 is derived from our consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Other data included below is unaudited. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

($ in millions, except share data)	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Total Investment Income	$35.9	$62.7	$56.3	$61.4	$69.3
Total Expenses	$16.2	$24.2	$22.8	$30.7	$42.5
Net Investment Income	$19.7	$38.5	$33.5	$30.7	$26.8
Net Increase (Decrease) in Net Assets Resulting from Operations	$1.7	$(32.8)	$(9.2)	$43.6	$110.4
Per Share Data:
Net Increase in Net Assets Resulting from Net Investment Income per common share (Basic and Diluted)(1)	$0.40	$0.81	$0.67	$0.60	$0.52
Net Increase (Decrease) in Net Assets Resulting from Operations per common share (Basic)	$0.03	$(0.69)	$(0.19)	$0.85	$2.13
Net Increase (Decrease) in Net Assets Resulting from Operations per common share (Diluted)(1)	$0.03	$(0.69)	$(0.19)	$0.83	$1.90
Distributions Declared per Share	$0.61	$0.80	$0.80	$0.80	$1.16
Balance Sheet Data:
Total Assets	$357.7	$385.3	$467.1	$454.1	$612.5
Total Long Term Debt	$106.9	$134.4	$148.2	$62.3	$220.0
Total Net Assets	$225.4	$248.0	$314.7	$388.4	$386.0
Other Data:
Number of Portfolio Companies at Period End	44	48	50	51	60
Purchases of Securities	$93.8	$54.8	$244.6	$208.8	$171.6
Debt Repayments	$80.4	$43.9	$131.5	$189.2	$115.2
Proceeds from Sales of Securities	$54.2	$15.9	$25.9	$171.4	$176.8
Reductions to CLO Equity Cost Value	$13.0 (5)	$12.8 (6)	$18.8 (7)	$37.1 (8)	$34.2 (9)
Total Return Based on Market Value(2)	(31.75)%	(4.14)%	26.95%	(2.01)%	33.29%
Total Return Based on Net Asset Value(3)	0.82%	(10.26)%	(1.99)%	11.33%	35.31%
Weighted Average Yield on Debt Investments at Period End(4)	8.0%	9.1%	9.7%	9.7%	8.3%

____________

(1)      Due to the anti-dilutive effect on the computation of net increase in net assets resulting from net investment income (diluted) per share for the years ended December 31, 2017, and 2016, the adjustments for interest and deferred issuance costs on the 7.50% Senior Convertible Notes due 2017 (the “Convertible Notes”) and the related impact on the Base Fees and Net Investment Income Incentive Fees, as well as weighted average common shares outstanding adjustments for the dilutive effect of the Convertible Notes, were excluded from the respective period’s diluted earnings per share computation.

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

(5)      Reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $28.4 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $15.4 million.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about OXSQ, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including statements as to:

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

•        the ability of our portfolio companies and CLO investments to achieve their objectives, including as a result of the COVID-19 pandemic;

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

•        the timing of cash flows, if any, from the operations of our portfolio companies and CLO investments and the impact of the COVID-19 pandemic thereon; and

•        the ability of our investment adviser to locate suitable investments for us and monitor and administer our investments and the impact of the COVID-19 pandemic thereon.

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•        an economic downturn, including as a result of the COVID-19 pandemic, could impair our portfolio companies’ and CLO investments’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies and CLO investments;

•        a contraction of available credit and/or an inability to access the equity markets, including as a result of the COVID-19 pandemic, could impair our lending and investment activities;

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

Our investment activities are managed by Oxford Square Management, LLC (“Oxford Square Management”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. Oxford Square Management is owned by Oxford Funds, LLC (“Oxford Funds”), its managing member, and Charles M. Royce, a member of our Board who holds a minority, non-controlling interest in Oxford Square Management. Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President and Chief Operating Officer, are the controlling members of Oxford Funds. Under an investment advisory agreement (the “Investment Advisory Agreement”), we have agreed to pay Oxford Square Management an annual Base Fee calculated on gross assets, and an incentive fee based upon our performance. Under an amended and restated administration agreement (the “Administration Agreement”), we have agreed to pay or reimburse Oxford Funds, as administrator, for certain expenses incurred in operating OXSQ on our behalf. Our executive officers and directors, and the executive officers of Oxford Square Management and Oxford Funds, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders.

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant. We invest in both fixed and variable interest rate structures. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of December 31, 2020, our debt investments had stated interest rates of between 3.90% and 10.25% and maturity dates of between 22 and 87 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 8.03%.

The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average yield was computed using the effective interest rates as of December 31, 2020, including accretion of original issue discount (“OID”) and excluding any debt investments on non-accrual status. There can be no assurance that the weighted average yield will remain at its current level.

We have historically borrowed funds to make investments and may continue to borrow funds to make investments. As a result, we are exposed to the risks of leverage, which may be considered a speculative investment technique. Borrowings, also known as leverage, magnify the potential for gain and loss on amounts invested and therefore increase the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the Base Fee and incentive fees payable to Oxford Square Management, will be borne by our common stockholders.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $294.7 million and $364.8 million as of December 31, 2020 and December 31, 2019, respectively. The decrease in the value of investments during the year ended December 31, 2020 was due primarily to a net change in unrealized depreciation on our investment portfolio of approximately $9.8 million (which incorporates reductions to CLO equity cost value of $13.0 million), debt repayments and sales of securities totaling approximately $134.6 million, partially offset by purchases of investments of approximately $93.8 million. Refer to the table below, which reconciles the investment portfolio for the year ended December 31, 2020 and the year ended December 31, 2019.

A reconciliation of the investment portfolio for the years ended December 31, 2020 and 2019 follows:

($ in millions)	December 31, 2020	December 31, 2019
Beginning investment portfolio	$364.8	$445.0
Portfolio investments acquired	93.8	54.8
Debt repayments	(80.4)	(43.9)
Sales of securities	(54.2)	(15.9)
Reductions to CLO equity cost value(1)	(13.0)	(12.8)
Non-cash interest and dividend income due to PIK	0.3	8.0
Accretion of discounts on investments	1.4	0.8
Net change in unrealized appreciation/depreciation on investments	(9.8)	(69.5)
Net realized losses on investments	(8.2)	(1.7)
Ending investment portfolio	$294.7	$364.8

____________

(1)      For the year ended December 31, 2020, the reduction to cost value on our CLO equity investments of approximately $13.0 million represented the difference between distributions received, or entitled to be received, on our investments held in CLO equity subordinated notes and fee notes, for the year ended December 31, 2020, of approximately $28.4 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $15.4 million. For the year ended December 31, 2019, reduction to cost value on our CLO equity investments represented the difference between distributions received, or entitled to be received, for the year ended December 31, 2019, of approximately $38.0 million and the effective yield interest income of approximately $25.2 million.

During the year ended December 31, 2020, we purchased approximately $93.8 million in portfolio investments, including additional investments of approximately $22.1 million in existing portfolio companies and approximately $71.8 million in new portfolio companies. During the year ended December 31, 2019, we purchased approximately $54.8 million in portfolio investments, including additional investments of approximately $14.3 million in existing portfolio companies and approximately $40.4 million in new portfolio companies.

In certain instances, we receive payments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

For the years ended December 31, 2020 and December 31, 2019, we had loan principal repayments of approximately $80.4 million and approximately $43.9 million, respectively. The repayments during the year ended December 31, 2020 were as follows ($ in millions):

Portfolio Company	2020 Repayments
ECI Software Solutions, Inc.	$17.8
Shift4 Payments, LLC (f/k/a Lighthouse Network, LLC)	16.4
Healthport Technologies, LLC	15.7
Capstone Logistics Acquisition, Inc.	10.9
AmeriLife Group, LLC	9.9
Edmentum, Inc. (f/k/a Plato, Inc.)	6.3
Net all other	3.4
Total repayments	$80.4

Portfolio activity also reflects sales of securities in the amounts of approximately $54.2 million and approximately $15.9 million for the years ended December 31, 2020 and 2019, respectively. The sales during the year ended December 31, 2020 were as follows ($ in millions):

Portfolio Company	2020 Sales
THL Credit Wind River 2012-1 CLO, Ltd.	$9.8
Quest Software, Inc.	7.4
OMNIA Partners	5.9
Ivy Hill Middle Market Credit Fund VII, Ltd.	5.4
AMMC CLO XII, Ltd.	4.7
CLEAResult Consulting, Inc.	4.0
Net all other	17.0
Total sales	$54.2

As of December 31, 2020, we had investments in debt securities of, or loans to, 16 portfolio companies, with a fair value of approximately $172.2 million, and CLO equity investments of approximately $122.5 million. Interest income on our debt investments included approximately $0.3 million in PIK interest, which, as described in “— Overview” above, is added to the carrying value of our investments, reduced by repayments of principal. As of December 31, 2019, we had investments in debt securities of, or loans to, 21 portfolio companies, with a fair value of approximately $241.4 million, and equity investments of approximately $123.4 million. Our debt and preferred stock investments included approximately $8.0 million in PIK interest/dividends, which, as described in “— Overview” above, is added to the carrying value of our investments, reduced by repayments of principal.

The following table indicates the quarterly portfolio investment activity for the years ended December 31, 2020 and 2019:

($ in millions)	Purchases of Securities	Debt Repayments	Sales of Securities	Reductions to CLO Equity Cost(1)
Quarter ended
December 31, 2020	$46.9	$51.1	$25.4	$6.4
September 30, 2020	18.3	0.6	8.3	2.0
June 30, 2020	21.3	16.7	9.5	2.6
March 31, 2020	7.4	12.0	11.1	2.0
Total(2)	$93.8	$80.4	$54.2	$13.0

December 31, 2019	$3.9	$19.7	$—	$5.5
September 30, 2019	—	0.2	4.9	3.2
June 30, 2019	46.4	23.5	7.4	2.6
March 31, 2019	4.4	0.4	3.6	1.4
Total(2)	$54.8	$43.9	$15.9	$12.8

____________

(1)      Represents reductions to CLO equity cost value (representing distributions received, or entitled to be received, in excess of effective yield interest income and amortized cost adjusted CLO fee note income).

(2)      Totals may not sum due to rounding.

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2020 and 2019:

	2020		2019
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$172.2	58.4%	$240.5	65.9%
CLO Debt	—	0.0%	0.8	0.2%
CLO Equity	122.5	41.6%	120.6	33.1%
Equity and Other Investments	—	0.0%	2.8	0.8%
Total(1)	$294.7	100.0%	$364.8	100.0%

____________

(1)      Totals may not sum due to rounding.

Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2020, we held qualifying assets that represented 63.3% of the total assets. No additional non-qualifying assets were acquired during the periods, if any, when qualifying assets were less than 70% of the total assets.

The following table shows our portfolio of investments by industry at fair value, in millions, as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Investments at Fair Value		Percentage of Fair Value	Investments at Fair Value		Percentage of Fair Value
	($ in millions	)		($ in millions	)
Structured finance(1)	$122.5		41.6%	$121.4		33.3%
Business services	60.4		20.5%	59.3		16.3%
Healthcare	41.7		14.1%	59.6		16.3%
Education	14.6		5.0%	5.6		1.5%
Software	13.3		4.5%	40.2		11.0%
Telecommunication services	11.8		4.0%	14.5		4.0%
Diversified insurance	10.8		3.7%	9.9		2.7%
Utilities	7.2		2.4%	12.2		3.3%
Plastics Manufacturing	7.0		2.4%	—		—%
Aerospace and defense	5.4		1.8%	5.4		1.5%
Financial intermediaries	—		—%	21.2		5.8%
Logistics	—		—%	12.7		3.5%
IT consulting	—		—%	2.8		0.8%
Total	$294.7		100.0%	$364.8		100.0%

____________

(1)      Reflects our debt and equity investments in CLOs as of December 31, 2020 and December 31, 2019, respectively.

The following tables present the top ten industries (based upon Moody’s industry classifications) of the aggregate holdings of the CLOs included in our portfolio, based on par value, as of December 31, 2020 and December 31, 2019.

Top Ten Industries	December 31, 2020
Banking, Finance, Insurance & Real Estate	9.5%
Healthcare & Pharmaceuticals	9.4%
High Tech Industries	8.7%
Business Services	8.5%
Media: Broadcasting & Subscription	5.8%
Hotels, Gaming & Leisure	5.6%
Telecommunications	5.0%
Chemicals, Plastics & Rubber	4.3%
Beverage, Food & Tobacco	3.7%
Construction & Building	3.3%
Total	63.8%
Top Ten Industries	December 31, 2019
Healthcare & Pharmaceuticals	9.8%
Banking, Finance, Insurance & Real Estate	8.9%
High Tech Industries	8.4%
Business Services	7.9%
Hotel, Gaming, and Leisure	5.2%
Telecommunications	4.9%
Media: Broadcasting and Subscription	4.4%
Chemicals, Plastics, and Rubber	4.3%
Beverage, Food & Tobacco	4.1%
Retail	3.9%
Total	61.8%

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. Equity securities are not graded. As of December 31, 2020 and 2019 our portfolio had a weighted average grade of 2.1 and 2.2, respectively, based upon the fair value of the debt investments in the portfolio.

At December 31, 2020 and 2019, our debt investment portfolio was graded as follows:

($ in millions)		December 31, 2020
Grade	Summary Description	Principal Amount	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	167.9	80.5%	156.1	90.7%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	14.3	6.8%	11.8	6.9%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	0.0%	—	0.0%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	26.4	12.7%	4.2	2.5%
	Total(1)	$208.5	100.0%	$172.2	100.0%

____________

(1)      Totals may not sum due to rounding.

($ in millions)		December 31, 2019
Grade	Summary Description	Principal Amount	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	206.6	75.3%	200.5	83.1%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	42.5	15.5%	35.1	14.5%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	10.2	3.7%	3.6	1.5%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	15.0	5.5%	2.3	0.9%
	Total(1)	$274.2	100.0%	$241.4	100.0%

____________

(1)      Totals may not sum due to rounding.

We expect that a portion of our investments will be in the Grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in Grade 3, 4 or 5 may fluctuate from year to year.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the years ended December 31, 2020 and 2019. For information regarding results of operations for the year ended December 31, 2018, refer to Part II Item 7 in our Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 26, 2020, which is incorporated by reference herein.

Investment Income

The following table sets forth the components of investment income for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Interest Income
Stated interest income	$17,374,998	$26,701,382
Original issue discount and market discount income	1,397,699	819,595
Non-cash interest income due to PIK	271,034	271,642
Discount income derived from unscheduled remittances at par	1,208,324	207,664
Total interest income	20,252,055	28,000,283
Income from securitization vehicles and investments	15,014,000	25,244,866
Non-cash dividend income due to PIK	—	7,710,805
Other income
Fee letters	369,231	884,493
Loan prepayment and bond call fees	200,000	315,000
All other fees	107,219	494,941
Total other income	676,450	1,694,434
Total investment income	$35,942,505	$62,650,388

The decrease in total investment income for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was largely due to a reduction of stated interest income (approximately $9.3 million) resulting primarily from a smaller portfolio due to loan sale activity as we sold certain assets to fund the repayment of the Credit Facility with Citibank, N.A. during the quarter ended March 2020, as well as, lower weighted average yield on our debt investment portfolio. Additionally, income from securitization vehicles declined (approximately $10.2 million) in 2020 largely the result of volatility in the corporate loan market and a lower cost basis in the CLO equity portfolio. Non-cash dividend income due to PIK declined in 2020 by approximately $7.7 million compared to 2019 due mainly to the cumulative preferred stock dividend income recognized during the quarter ended June 30, 2019.

The total principal outstanding on income producing debt investments as of December 31, 2020 and December 31, 2019 was approximately $182.2 million and $249.0 million, respectively. As of December 31, 2020, our debt investments had stated interest rates of between 3.90% and 10.25% and maturity dates of between 22 and 87 months. As of December 31, 2019, our debt investments had stated interest rates of between 5.19% and 12.56% and maturity dates of between 17 and 139 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 8.0% as of December 31, 2020, compared to a weighted average yield on debt investments of 9.1% as of December 31, 2019.

Operating Expenses

The following table sets forth the components of operating expenses for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Interest expense	$7,878,906	$9,901,426
Base Fee	4,525,034	6,704,467
Professional fees	1,545,279	1,454,942
Compensation expense	708,350	832,256
Director’s fees	441,500	417,500
Insurance	330,746	281,146
Transfer agent and custodian fees	206,686	239,323
General and administrative	591,512	829,476
Net Investment Income Incentive Fees	—	3,511,493
Total operating expenses	$16,228,013	$24,172,029

Total operating expenses for the year ended December 31, 2020 decreased by approximately $7.9 million compared to the year ended December 31, 2019. The decrease in 2020 is attributable primarily to lower interest expense, Base Fee, and Net Investment Income Incentive Fee.

Interest expense decreased by approximately $2.0 million in 2020 compared to 2019. The decrease in 2020 was a result of the repayment of the Credit Facility. The aggregate accrued interest which remained payable as of December 31, 2020 and 2019 was approximately $0.5 million and $0.6 million, respectively.

The calculation of the Base Fee decreased approximately $2.2 million in 2020 compared to the prior year due to lower average adjusted gross assets in 2020. The Base Fee which remained payable to Oxford Square Management as of December 31, 2020 and 2019 was approximately $1.2 million and $1.5 million, respectively.

Professional fees, consisting of legal, valuation, compliance, audit and tax fees increased by approximately $0.1 million due to increased legal fees incurred during the year ended December 31, 2020.

Compensation expense reflects the allocation of compensation expenses for the services of our Chief Financial Officer, accounting personnel, and other administrative support staff. The decrease in 2020 was largely the result of staffing changes during these periods. As of December 31, 2020 and 2019, no compensation expenses remained payable for each respective date.

General and administrative expenses consist primarily of listing fees, office supplies, facilities costs and other miscellaneous expenses, decreased by approximately $0.2 million in 2020. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

The calculation of the Net Investment Income Incentive Fee decreased by approximately $3.5 million in 2020 compared to 2019. The decrease in 2020 was a result of the Net Investment Income Incentive Fee being reduced as the result of the Total Return Requirement. The Net Investment Income Incentive Fee is calculated and payable quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter exceeds (y) the “Preferred Return Amount” for the calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the Base Fee, expenses payable under the Administration Agreement with Oxford Funds, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Refer to “Note 7. Related Party Transactions” in the notes to our consolidated financial statements.

The expense attributable to the capital gains incentive fee, as reported under GAAP, is calculated as if the Company’s entire portfolio had been liquidated at period end, and therefore is calculated on the basis of net realized and unrealized gains and losses at the end of each period. That expense (or the reversal of such an expense) related to that hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the years ended

December 31, 2020 and 2019, no accrual was required as a result of the impact of accumulated net unrealized depreciation and net realized losses on our portfolio.

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

Realized and Unrealized Gains/Losses on Investments

For the year ended December 31, 2020, we recognized net realized losses on investments of approximately $8.2 million, which primarily represents the losses from the sale of several CLO equity investments.

For the year ended December 31, 2020, our net change in unrealized depreciation was approximately $9.8 million, composed of approximately $11.9 million in gross unrealized appreciation, approximately $30.9 million in gross unrealized depreciation and approximately $9.2 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $13.0 million resulting from reductions to the cost value of our CLO equity investments representing the difference between distributions received, or entitled to be received, on our investments held in CLO equity subordinated notes and fee notes, of approximately $28.4 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $15.4 million.

The components of the net change in unrealized appreciation/depreciation during the year ended December 31, 2020 were as follows ($ in millions):

Portfolio Company	Changes in unrealized appreciation/ (depreciation)
Premiere Global Services, Inc.	$3.7
AMMC CLO XII, Ltd.	2.8
Ivy Hill Middle Market Credit Fund VII, Ltd.	2.7
Madison Park Funding XVIII, Ltd.	1.6
Telos CLO 2013-3, Ltd.	(1.5)
Zais CLO 6, Ltd.	(1.6)
Global Tel Link Corp.	(2.7)
Unitek Global Services, Inc.	(2.8)
Nassau 2019-I, Ltd.	(3.1)
Telos CLO 2014-5, Ltd.	(6.9)
Net all other	(2.0)
Total	$(9.8)

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

The components of the net change in unrealized appreciation/depreciation during the year ended December 31, 2019 were as follows ($ in millions):

Portfolio Company	Changes in unrealized appreciation/ (depreciation)
KVK CLO 2013-2, Ltd.	$1.5
Global Tel-Link Corporation	(2.0)
Telos CLO 2013-4, Ltd.	(2.4)
Zais CLO 6, Ltd.	(2.5)
Nassau 2019-I CLO, Ltd.	(3.3)
Telos CLO 2014-5, Ltd.	(6.3)
Premiere Global Services, Inc.	(7.6)
Imagine! Print Solutions, LLC	(11.1)
Sound Point CLO XVI, Ltd.	(13.3)
Unitek Global Services, Inc.	(19.4)
Net all other	(3.1)
Total	$(69.5)

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the year ended December 31, 2020 was approximately $19.7 million, compared to $38.5 million for the year ended December 31, 2019. The change was primary the result of lower total investment income, as discussed above. For the year ended December 31, 2020, the net increase in net assets resulting from net investment income per common share was $0.40 (basic and diluted), compared to $0.81 (basic and diluted) for the year ended December 31, 2019, based on the weighted average common shares outstanding for the respective period.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations for the year ended December 31, 2020 was approximately $1.7 million, compared to a net decrease of $32.8 million for year ended December 31, 2019. These changes were largely due to a net change in unrealized depreciation, as discussed above. For the year ended December 31, 2020, the net increase in net assets resulting from operations per common share was $0.03 (basic and diluted), compared to a net decrease in net assets per common share of $0.69 (basic and diluted) for the year ended December 31, 2019, based on the weighted average common shares outstanding for the respective period.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2020, cash, cash equivalents and restricted cash increased from approximately $16.5 million at the beginning of the period to approximately $59.1 million at the end of the period. Net cash provided by operating activities for the year ended December 31, 2020, consisting primarily of the items described in “— Results of Operations,” was approximately $95.1 million, largely reflecting repayments of principal of approximately $80.4 million and proceeds from the sale of investments of approximately $53.3 million, partially offset by purchases of new investments of approximately $70.7 million. During the year ended December 31, 2020, net cash used in financing activities was approximately $52.4 million, reflecting the payment of distributions of approximately $30.1 million and repayment of the Credit Facility of approximately $28.1 million, partially offset by proceeds from issuance of common stock of approximately $5.9 million.

Contractual Obligations

We have certain obligations with respect to the investment advisory and administration services we receive. Refer to “— Overview”. We incurred approximately $4.5 million for the Base Fee and approximately $1.6 million for administrative services for the year ended December 31, 2020. There were no Net Investment Income Incentive Fees incurred during the year ended December 31, 2020. Refer to “Note 7. Related Party Transactions” in the notes to our consolidated financial statements.

A summary of our significant contractual payment obligations is as follows as of December 31, 2020. Refer to “Note 5. Borrowings” in the notes to our consolidated financial statements.

Contractual obligations (in millions)	Principal Amount	Payments Due by Period
		Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
6.50% Unsecured Notes	$64.4	$—	$—	$64.4	$—
6.25% Unsecured Notes	44.8	—	—	—	44.8
	$109.2	$—	$—	$64.4	$44.8

Off-Balance Sheet Arrangements

On October 18, 2019, the Company entered into a $10 million repurchase transaction facility (the “Repo Facility”) with Nomura Securities International, Inc. (“Nomura”). Pursuant to the Master Repurchase Agreement (“MRA”) and a transaction facility confirmation, the Company may sell securities to Nomura from time to time with a corresponding repurchase obligation at an agreed-upon price 30 to 60 days after the sale date (“Reverse Repo”). The Repo Facility has a funding cost of 1-month LIBOR plus 2.05% per annum for each Reverse Repo transaction and is subject to a facility fee of 0.85% per annum on the full $10 million facility amount. The Company accounts for these Reverse Repo transactions as secured financings for financial reporting purposes in accordance with GAAP. As of December 31, 2020, there was no outstanding principal, or securities sold under the Repo Facility, as the Repo Facility expired on October 18, 2020. The Company accrued approximately $69,000 in undrawn fees during the year ended December 31, 2020, which is classified as interest expense on the Statement of Operations.

Share Issuance and Repurchase Programs

On August 1, 2019, the Company entered into an Equity Distribution Agreement with Ladenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $150.0 million of the Company’s common stock through an At-the-Market (“ATM”) offering. The Company sold a total of 1,098,277 shares of common stock pursuant to the ATM during the year ended December 31, 2020. The total amount of capital raised under the ATM during the year ended December 31, 2020 was approximately $5.8 million. The Company sold a total of 774,803 shares of common stock pursuant to the ATM during the year ended December 31, 2019. The total amount of capital raised under the ATM during the year ended December 31, 2019 was approximately $4.4 million.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% immediately after such borrowing. As of December 31, 2020, the Company’s asset coverage for borrowed amounts was approximately 304%.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of December 31, 2020 and December 31, 2019. The fair value of the 6.50% Unsecured Notes and 6.25% Unsecured Notes are based upon the closing price on the last day of the period. The 6.50% Unsecured Notes and 6.25% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQL” and “OXSQZ”, respectively). The Credit Facility was fully repaid on March 24, 2020 and its fair value represents the par amount as of December 31, 2019.

	As of
	December 31, 2020			December 31, 2019
($ in millions)	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
6.50% Unsecured Notes	$64.4	$63.3	$64.3	$64.4	$63.0	$65.6
Credit Facility	—	—	—	28.1	28.1	28.1
6.25% Unsecured Notes	44.8	43.5	45.1	44.8	43.3	45.6
Total(1)	$109.2	$106.9	$109.4	$137.3	$134.4	$139.3

____________

(1)      Totals may not sum due to rounding.

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of December 31, 2020 were 6.40% and 4.1 years, respectively, and as of December 31, 2019 were 5.94% and 4.2 years, respectively. The aggregate accrued interest which remained payable at December 31, 2020 and 2019, was approximately $0.5 million and $0.6 million, respectively.

The tables below summarize the components of interest expense for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
Credit Facility	$262.2	$4.8	$267.0
6.25% Unsecured Notes	2,799.4	233.8	3,033.2
6.50% Unsecured Notes	4,184.1	325.6	4,509.7
Repo Facility	68.9	—	68.9
Total(1)	$7,314.6	$564.2	$7,878.9

____________

(1)      Totals may not sum due to rounding.

	Year Ended December 31, 2019
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
Credit Facility	$3,043.3	$74.1	$3,117.4
6.25% Unsecured Notes	2,084.0	173.5	2,257.5
6.50% Unsecured Notes	4,184.1	324.7	4,508.8
Repo Facility	17.7	—	17.7
Total	$9,329.1	$572.3	$9,901.4

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

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is taxable ordinary income or capital gains. The final determination of the nature of our distributions can only be made upon the filing of our tax return. We have until October 15, 2021 to file our U.S. federal income tax return for the year ended December 31, 2020.

The following table reflects the cash distributions, including distributions reinvested, if any, per share that we have paid on our common stock since the beginning of the 2018 fiscal year through 2020:

Date Declared	Record Date	Payment Date	Total Distributions		GAAP net investment income			Distributions in excess of/ (less than) GAAP net investment income
Fiscal 2020
September 11, 2020	December 16, 2020	December 31, 2020	$0.035		$	N/A		$—
September 11, 2020	November 13, 2020	November 30, 2020	0.035			N/A		—
September 11, 2020	October 16, 2020	October 30, 2020	0.035			N/A		—
Total (Fourth Quarter 2020)			0.105			0.10		—

June 1, 2020	September 16, 2020	September 30, 2020	0.035			N/A		—
June 1, 2020	August 17, 2020	August 31, 2020	0.035			N/A		—
June 1, 2020	July 17, 2020	July 31, 2020	0.035			N/A		—
Total (Third Quarter 2020)			0.105			0.09		0.01

February 24, 2020	June 15, 2020	June 30, 2020	0.067			N/A		—
February 24, 2020	May 14, 2020	May 29, 2020	0.067			N/A		—
February 24, 2020	April 15, 2020	April 30, 2020	0.067			N/A		—
Total (Second Quarter 2020)			0.201			0.09		0.11

October 25, 2019	March 17, 2020	March 31, 2020	0.067			N/A		—
October 25, 2019	February 14, 2020	February 28, 2020	0.067			N/A		—
October 25, 2019	January 17, 2020	January 31, 2020	0.067			N/A		—
Total (First Quarter 2020)			0.201			0.13		0.07
Total (2020)			$0.612	(1)		$0.40	(5)	$0.21	(5)

Fiscal 2019(4)
July 25, 2019	December 18, 2019	December 31, 2019	$0.067		$	N/A		$—
July 25, 2019	November 15, 2019	November 29, 2019	0.067			N/A		—
July 25, 2019	October 21, 2019	October 31, 2019	0.067			N/A		—
Total (Fourth Quarter 2019)			0.201			0.18		0.02

April 23, 2019	September 23, 2019	September 30, 2019	0.067			N/A		—
April 23, 2019	August 23, 2019	August 30, 2019	0.067			N/A		—
April 23, 2019	July 24, 2019	July 31, 2019	0.067			N/A		—
Total (Third Quarter 2019)			0.201			0.19		0.01

February 22, 2019	June 21, 2019	June 28, 2019	0.067			N/A		—
February 22, 2019	May 24, 2019	May 31, 2019	0.067			N/A		—
February 22, 2019	April 23, 2019	April 30, 2019	0.067			N/A		—
Total (Second Quarter 2019)			0.201			0.27		(0.07)

February 22, 2019	March 15, 2019	March 29, 2019	0.200			0.18		0.02
Total (First Quarter 2019)			0.200			0.18		0.02
Total (2019)			$0.803	(2)		$0.81	(5)	$(0.01	)(5)

Fiscal 2018
October 26, 2018	December 17, 2018	December 31, 2018	$0.20			$0.18		$0.02
July 26, 2018	September 14, 2018	September 28, 2018	0.20			0.18		0.02
April 24, 2018	June 15, 2018	June 29, 2018	0.20			0.15		0.05
February 22, 2018	March 16, 2018	March 30, 2018	0.20			0.17		0.03
Total (2018)			$0.80	(3)		$0.67	(5)	$0.13	(5)

____________

(1)      The tax characterization of cash distributions for the year ended December 31, 2020 will not be known until the tax return for such year is finalized. For the year ended December 31, 2020, the amounts and sources of distributions reported are only estimates and are not being provided for U.S. tax reporting purposes. The final determination of the source of all distributions in 2020 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

(2)      Cash distributions for the year ended December 31, 2019 includes a tax return of capital of approximately $0.11 per share for tax purposes.

(3)      Cash distributions for the year ended December 31, 2018 includes a tax return of capital of approximately $0.26 per share for tax purposes.

(4)      Beginning February 22, 2019, the Board began to declare monthly distributions in lieu of quarterly distributions.

(5)      Totals may not sum due to rounding.

RELATED PARTIES

We have a number of business relationships with affiliated or related parties, including the following:

•        We have entered into the Investment Advisory Agreement with Oxford Square Management. Oxford Square Management is controlled by Oxford Funds, its managing member. In addition to Oxford Funds, Oxford Square Management is owned by Charles M. Royce, a member of our Board, who holds a minority, non-controlling interest in Oxford Square Management as the non-managing member. Oxford Funds, as the managing member of Oxford Square Management, manages the business and internal affairs of Oxford Square Management. In addition, Oxford Funds provides us with office facilities and administrative services pursuant to the Administration Agreement.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. We consider the attributes of current market conditions on an on-going basis and have determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, almost all of our investments are based upon “Level 3” inputs as of December 31, 2020.

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

Syndicated Loans (Including Senior Secured Notes)

In accordance with ASC 820-10, our valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace from which we obtain indicative bid quotes for purposes of determining the fair value of our syndicated loan investments has shown attributes of illiquidity as described by ASC-820-10. During such periods of illiquidity, when we believe that the non-binding indicative bids received from agent banks for certain syndicated investments that we own may not be determinative of their fair value or when no market indicative quote is available, we may engage third-party valuation firms to provide assistance in valuing certain syndicated investments that we own. The third-party valuation firms may use the income or market approach in arriving at a valuation. Unobservable inputs utilized could include discount rates derived from estimated credit spreads and EBITDA multiples. In addition, Oxford Square Management analyzes each syndicated loan by reviewing the company’s financial statements, covenant compliance and recent trading activity in the security (if known), and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms, if any.

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

Bilateral Investments (Including Equity)

Bilateral investments for which market quotations are readily available are valued by an independent pricing agent or market maker. If such market quotations are not readily available, under the valuation procedures approved by our Board upon the recommendation of the Valuation Committee, a third-party valuation firm will prepare valuations for each of our bilateral investments that, when combined with all other investments in the same portfolio company, (i) have a value as of the previous quarter of greater than or equal to 2.5% of its total assets as of the previous quarter, and (ii) have a value as of the current quarter of greater than or equal to 2.5% of its total assets as of the previous quarter, after taking into account any repayment of principal during the current quarter. In addition, in those instances where a third-party valuation is prepared for a portfolio investment which meets the parameters noted in (i) and (ii) above, the frequency of those third-party valuations is based upon the grade assigned to each such security under its credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. Bilateral investments which do not meet the parameters in (i) and (ii) above are not required to have a third-party valuation and, in those instances, a valuation analysis will be prepared by Oxford Square Management. Oxford Square Management also retains the authority to seek, on our behalf, additional third party valuations with respect to both our bilateral portfolio securities and our syndicated loan investments. Our Board retains ultimate authority as to the third-party review cycle as well as the appropriate valuation of each investment.

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

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. We generally restore non-accrual loans to accrual status when past due principal and interest is paid and, in our judgment, is likely to remain current. As of December 31, 2020 and 2019, we had two debt investments that were on non-accrual status.

Interest income also includes a payment-in-kind (“PIK”) component on certain investments in our portfolio. Refer to the section below, “Payment-In-Kind,” for a description of PIK income and its impact on interest income.

Payment-In-Kind

We have debt and preferred stock investments in our portfolio that contain contractual payment-in-kind (“PIK”) provisions. PIK interest and preferred stock dividends are computed at their contractual rates and are accrued into income and added to the principal balances on the capitalization dates. Upon capitalization, the PIK portions of the investments are valued at their respective fair values. If we believe that a PIK is not fully expected to be realized, the PIK investment would be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends would be reversed from the related receivable through interest or dividend income, respectively. PIK investments on non-accrual status are restored to accrual status once it becomes probable that such PIK will be ultimately collectible in cash. For the year ended December 31, 2020, no PIK preferred stock dividends were recognized as dividend income.

Income from Securitization Vehicles and Equity Investments

Income from investments in the equity class securities of CLO vehicles (typically income notes or subordinated notes) is recorded using the effective yield method in accordance with the provisions of ASC 325-40, based upon estimated cash flows, amounts and timing including those CLO equity investments that have not made their inaugural distribution for the relevant period end. We monitor the expected residual payments, and effective yield is determined and updated periodically, as needed. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from both the tax-basis investment income and from the cash distributions actually received by us during the period.

Other Income

Other income includes prepayment, amendment, and other fees earned by our loan investments, distributions from fee letters and success fees associated with portfolio investments. Distributions from fee letters are an enhancement to the return on a CLO equity investment and are based upon a percentage of the collateral manager’s fees above the amortized cost, and are recorded as other income when earned. We may also earn success fees associated with our investments in certain securitization vehicles or CLO warehouse facilities, which are contingent upon a repayment of the warehouse by a permanent CLO structure; such fees are earned and recognized when the repayment is completed.

RECENT DEVELOPMENTS

The following distributions payable to stockholders are shown below:

Date Declared	Record Date	Payable Dates	Per Share Distribution Amount Declared
October 22, 2020	January 15, 2021	January 29, 2021	$0.035
October 22, 2020	February 12, 2021	February 26, 2021	$0.035
October 22, 2020	March 17, 2021	March 31, 2021	$0.035
February 23, 2021	April 16, 2021	April 30, 2021	$0.035
February 23, 2021	May 14, 2021	May 28, 2021	$0.035
February 23, 2021	June 16, 2021	June 30, 2021	$0.035

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2020, all debt investments in our portfolio were at variable interest rates, representing approximately $208.5 million in principal debt. As of December 31, 2020, all except two of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain interest rate floors.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings); (ii) the overnight and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining nine LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA’s proposed new powers that the UK government is legislating to grant to them.

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2020, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates for our settled investments (considering interest rate floors for floating rate instruments), excluding CLO equity investments. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2020. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2020, and are only adjusted for assumed changes in the underlying base interest rates. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

Hypothetical Change in LIBOR	Estimated Percentage change in Investment Income
Up 300 basis points	15.8%
Up 200 basis points	10.5%
Up 100 basis points	5.3%
Down 25 basis points	(0.6)%

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Oxford Square Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, of Oxford Square Capital Corp. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2020 and 2019 by correspondence with the custodians and brokers. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Syndicated Loan and CLO Equity Level 3 Investments

As described in Notes 2 and 3 to the consolidated financial statements, the Company’s fair value of syndicated loans (comprised of senior secured notes) and CLO equity investments was $172.2 million and $122.5 million, respectively as of December 31, 2020. Management applies judgment to the specific facts and circumstances of each level 3 investment when determining fair value, which involves the use of significant unobservable inputs with respect to (i) for syndicated loan investments: non-binding indicative bids received from agent banks, discount rates derived from estimated credit spreads, EBITDA multiples, and recent trading activity, and (ii) for CLO equity investments: indicative prices provided by a recognized industry pricing service, and the implied yield of such prices, supplemented by actual trades executed in the market at or around period-end, as well as indicative prices provided by brokers who arrange the transactions. For syndicated loan investments, when determining fair value, management also analyzes each syndicated loan by reviewing the portfolio company’s financial statements, covenant compliance and other business developments. Additionally, for syndicated loans that have certain attributes as discussed in Note 2, management uses a third party valuation firm. For CLO equity investments, management considers, among other factors, operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults in determining fair value.

The principal considerations for our determination that performing procedures relating to the valuation of syndicated loan and CLO equity level 3 investments is a critical audit matter are the significant judgment by management to determine the fair value of syndicated loan and CLO equity level 3 investments due to the use of significant unobservable inputs, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the audit evidence obtained relating to the significant unobservable inputs. Also, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of syndicated loan and CLO equity level 3 investments, including controls over management’s methods, significant unobservable inputs, and data. These procedures also included, among others (i) developing an independent fair value estimate by obtaining independent pricing from third party vendors, when available, and comparing management’s estimate to the independent estimate to evaluate the reasonableness of management’s estimate, and/or (ii) for a sample of investments, professionals with specialized skill and knowledge were used to assist in developing an independent range of prices using available market inputs, independently constructed models and independently determined significant unobservable inputs, and comparing management’s estimate to the independent range of prices to evaluate the reasonableness of management’s estimate. Developing an independent range of prices involved testing the completeness and accuracy of data provided by management.

Income from Securitization Vehicles and Investments

As described in Notes 2 and 8 to the consolidated financial statements, the Company recorded income from securitization vehicles and investments of $15.0 million for the year ended December 31, 2020. The Company’s income from investments in the equity class securities of CLO vehicles (typically income notes or subordinated notes) is recorded using the effective yield method based upon estimated cash flow, amounts and timing, including those CLO equity investments that have not made their inaugural distribution for the relevant period end.

The principal considerations for our determination that performing procedures relating to the income from securitization vehicles and investments is a critical audit matter are the significant judgment by management to determine the significant assumptions related to estimated cash flow amounts and timing used in the effective yield method, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the audit evidence obtained relating to the significant assumptions used in the effective yield method. Also, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the recognition of income from securitization vehicles and investments, including controls over management’s methods, significant assumptions, and data. These procedures also included, among others (i) developing an independent estimate of income from securitization vehicles and investments for a sample of securities; (ii) comparing the independent estimate to management’s estimate to assess the reasonableness of management’s estimate; and (iii) testing the completeness and accuracy of data provided by management. Professionals with specialized skill and knowledge were used to assist in independently developing a range of effective yields using independently developed significant assumptions for cash flow amounts and timing, based on available market inputs, current information, and events.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 22, 2021

We have served as the Company’s auditor since 2003.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2020	December 31, 2019
ASSETS
Non-affiliated/non-control investments (cost: $407,547,351 and $467,828,907, respectively)	$294,674,000	$361,985,203
Affiliated investments (cost: $16,836,822 and $16,836,822, respectively)	—	2,816,790
Cash equivalents	59,137,284	14,410,486
Restricted cash	—	2,050,452
Interest and distributions receivable	2,299,259	3,480,036
Securities sold not settled	950,000	—
Other assets	597,238	523,626
Total assets	$357,657,781	$385,266,593
LIABILITIES
Notes payable – 6.50% Unsecured Notes, net of deferred issuance costs of $1,055,065 and $1,380,658, respectively	$63,315,160	$62,989,567
Notes payable – 6.25% Unsecured Notes, net of deferred issuance costs of $1,243,082 and $1,476,878, respectively	43,547,668	43,313,872
Notes payable – Credit Facility, net of deferred issuance costs of $0 and $10,051, respectively	—	28,080,550
Securities purchased not settled	23,156,556	—
Base Fee and Net Investment Income Incentive Fee payable to affiliate	1,159,703	1,480,653
Accrued interest payable	478,191	632,235
Accrued expenses	573,977	771,174
Total liabilities	132,231,255	137,268,051
COMMITMENTS AND CONTINGENCIES (Note 9)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized; 49,589,607 and 48,448,987 shares issued and outstanding, respectively	495,895	484,489
Capital in excess of par value	452,650,210	451,839,302
Total distributable earnings/(accumulated losses)	(227,719,579)	(204,325,249)
Total net assets	225,426,526	247,998,542
Total liabilities and net assets	$357,657,781	$385,266,593
Net asset value per common share	$4.55	$5.12

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes
Aerospace and Defense
Novetta, LLC
first lien senior secured notes, 6.00% (LIBOR + 5.00%), (1.00% floor) due October 16, 2022(4)(5)(6)(16)	November 20, 2014	$5,414,630	$5,374,499	$5,378,514
Total Aerospace and Defense			$5,374,499	$5,378,514	2.4%

Business Services
Access CIG, LLC
second lien senior secured notes, 7.98% (LIBOR + 7.75%), (0.00% floor) due February 27, 2026(4)(5)(14)(16)	February 14, 2018	$16,754,000	$16,833,452	$16,502,690

Convergint Technologies, LLC
second lien senior secured notes, 7.50% (LIBOR + 6.75%), (0.75% floor) due February 2, 2026(4)(5)(15)	January 29, 2018	1,500,000	1,493,444	1,440,000

Imagine! Print Solutions, Inc.
second lien senior secured notes, 9.75% (LIBOR + 8.75%), (1.00% floor) due June 21, 2023(4)(5)(16)(17)	June 14, 2017	15,000,000	13,605,559	175,000

OMNIA Partners, Inc.
second lien senior secured notes, 7.75% (LIBOR + 7.50%), (0.00% floor) due May 22, 2026(4)(5)(14)(16)	May 17, 2018	14,000,000	13,947,515	13,090,000

Premiere Global Services, Inc.
first lien senior secured notes, 7.50% (LIBOR + 6.50%), (1.00% floor) due June 8, 2023(4)(5)(6)(10)(14)	October 1, 2019	14,280,354	13,809,512	11,808,425
second lien senior secured notes, 10.00%, 0.50% Cash, 10.00% PIK (LIBOR + 9.00%) (1.00% floor) due June 6, 2024(3)(4)(5)(14)(16)(17)	October 1, 2019	11,383,000	9,817,795	4,069,423

Verifone Systems, Inc.
first lien senior secured notes, 4.22% (LIBOR + 4.00%), (0.00% floor) due August 20, 2025(4)(5)(6)(14)(16)	August 9, 2018	13,839,695	13,242,682	13,355,306
Total Business Services			$82,749,959	$60,440,844	26.8%

Diversified Insurance
AmeriLife Group LLC
second lien senior secured notes, 9.50% (LIBOR + 8.50%), (1.00% floor) due March 18, 2028(4)(5)(6)(10)	March 18, 2020	$11,000,000	$10,797,257	$10,807,500
Total Diversified Insurance			$10,797,257	$10,807,500	4.8%

Education
Cambium Learning Group, Inc.
second lien senior secured notes, 9.50% (LIBOR + 8.50%), (1.00% floor) due December 18, 2026(4)(5)(6)(14)(16)	October 8, 2020	$15,000,000	$14,521,360	$14,587,500
Total Education			$14,521,360	$14,587,500	6.5%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
December 31, 2020

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
Healthcare
Keystone Acquisition Corp.
first lien senior secured notes, 6.25% (LIBOR + 5.25%), (1.00% floor) due May 1, 2024(4)(5)(6)(14)(16)	May 10, 2017	$7,381,574	$7,361,671	$6,938,680
second lien senior secured notes, 10.25% (LIBOR + 9.25%), (1.00% floor) due May 1, 2025(4)(5)(14)(16)	May 10, 2017	13,000,000	12,892,244	11,570,000

Viant Medical Holdings, Inc.
first lien senior secured notes, 3.90% (LIBOR + 3.75%), (0.00% floor) due July 2, 2025(4)(5)(6)(14)(15)	June 26, 2018	9,775,000	9,773,664	9,424,762
second lien senior secured notes, 7.90% (LIBOR + 7.75%), (0.00% floor) due July 2, 2026(4)(5)(14)(15)	June 26, 2018	5,000,000	4,960,791	4,418,750

HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)
first lien senior secured notes, 4.65% (LIBOR + 4.50%), (0.00% floor) due April 3, 2025(4)(5)(6)(15)	October 31, 2018	9,761,529	9,711,098	9,322,260
Total Healthcare			$44,699,468	$41,674,452	18.5%

Plastics Manufacturing
Spectrum Holdings III Corp. (f/k/a KPEX Holdings, Inc.)
first lien senior secured notes, 4.25% (LIBOR + 3.25%), (1.00% floor) due January 31, 2025(4)(5)(6)(10)	June 24, 2020	$7,441,675	$6,692,041	$6,995,175
Total Plastics Manufacturing			$6,692,041	$6,995,175	3.1%
Software
Quest Software, Inc.
second lien senior secured notes, 8.46% (LIBOR + 8.25%), (0.00% floor) due May 18, 2026(4)(5)(14)(16)	May 17, 2018	$13,353,672	$13,224,594	$13,286,904
Total Software			$13,224,594	$13,286,904	5.9%

Telecommunications Services
Global Tel Link Corp.
second lien senior secured notes, 8.40% (LIBOR + 8.25%), (0.00% floor) due November 29, 2026(4)(5)(14)(15)	November 20, 2018	$17,000,000	$16,753,439	$11,798,000
Total Telecommunication Services			$16,753,439	$11,798,000	5.2%

Utilities
CLEAResult Consulting, Inc.
second lien senior secured notes, 7.40% (LIBOR + 7.25%), (0.00% floor) due August 10, 2026(4)(5)(15)	August 3, 2018	$7,650,000	$7,669,188	$7,191,000
Total Utilities			$7,669,188	$7,191,000	3.2%
Total Senior Secured Notes			$202,481,805	$172,159,889	76.4%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
December 31, 2020

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments
Structured Finance
AMMC CLO XI, Ltd.
CLO subordinated notes, estimated yield 11.32% due April 30, 2031(9)(11)(12)(18)(24)	March 12, 2015	$4,000,000	$2,539,582	$1,940,000

Atlas Senior Loan Fund XI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 26, 2031(9)(11)(12)(18)(24)	April 5, 2019	5,725,000	4,141,149	2,633,500

Babson CLO Ltd. 2015-I
CLO subordinated notes, estimated yield 0.29% due January 20, 2031(9)(11)(12)(18)	July 26, 2018	2,840,000	1,653,709	994,000

BlueMountain CLO 2014-2 Ltd.
CLO subordinated notes, estimated yield 13.38% due October 20, 2030(9)(11)(12)(18)	April 3, 2019	6,374,000	2,833,521	1,975,940

Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 9.09% due January 18, 2029(9)(11)(12)(18)(24)	March 19, 2013	6,250,000	3,411,887	1,814,517

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 3.75% due June 09, 2030(9)(11)(12)(18)	October 23, 2013	18,000,000	11,586,521	7,200,000

Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 0.00% due October 20, 2028(9)(11)(12)(18)	May 15, 2017	7,700,000	6,994,901	4,620,000

CIFC Funding 2014-3, Ltd.
CLO subordinated notes, estimated yield 10.12% due October 22, 2031(9)(11)(12)(18)(25)	January 24, 2017	10,000,000	5,705,502	4,100,000

Madison Park Funding XVIII, Ltd.
CLO subordinated notes, estimated yield 33.06% due October 21, 2030(9)(11)(12)(18)(24)	May 22, 2020	12,500,000	5,486,110	7,125,000

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 13.24% due January 22, 2028(9)(11)(12)(18)(24)	May 11, 2016	5,422,500	4,402,485	3,741,525

Nassau 2019-I Ltd.
CLO subordinated notes, estimated yield 13.53% due April 15, 2031(9)(11)(12)(14)(18)(24)	April 11, 2019	23,500,000	17,716,348	11,750,000

Octagon Investment Partners 37, Ltd.
CLO subordinated notes, estimated yield 46.94% due July 25, 2030(9)(11)(12)(18)(24)	May 12, 2020	3,598,540	1,639,258	2,770,876

Octagon Investment Partners 45, Ltd.
CLO subordinated notes, estimated yield 32.04% due October 15, 2032(9)(11)(12)(18)	May 13, 2020	3,750,000	2,202,802	3,127,571

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
December 31, 2020

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Octagon Investment Partners 49, Ltd.
CLO subordinated notes, estimated yield 20.25% due January 15, 2033(9)(11)(12)(14)(18)	December 11, 2020	$28,875,000	$22,162,586	$21,907,317

Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 25, 2030(9)(11)(12)(14)(18)	August 1, 2018	45,500,000	36,012,913	18,200,000

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 17, 2026(9)(11)(12)(18)(24)	January 25, 2013	14,447,790	6,237,524	144,478

Telos CLO 2013-4, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 17, 2030(9)(11)(12)(18)(24)	May 20, 2015	11,350,000	6,775,608	1,994,913

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 17, 2028(9)(11)(12)(18)	April 11, 2014	28,500,000	18,179,226	285,000

Venture XVII, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(24)	January 27, 2017	6,200,000	3,511,052	568,265

Venture XX, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(24)	July 27, 2018	3,000,000	1,216,869	150,000

Venture 35 CLO, Limited
CLO subordinated notes, estimated yield 23.16% due October 22, 2031(9)(11)(12)(18)	December 7, 2020	3,000,000	1,452,178	1,410,000

Venture 39 CLO, Limited
CLO subordinated notes, estimated yield 35.57% due April 15, 2033(9)(11)(12)(18)	May 8, 2020	5,150,000	2,916,223	4,068,500

Vibrant CLO V, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 20, 2029(9)(11)(12)(18)	April 27, 2017	13,475,000	10,535,500	4,716,250

West CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 18, 2026(9)(11)(12)(18)(24)	May 12, 2017	9,250,000	4,870,097	1,942,500

Westcott Park CLO, Ltd.
CLO subordinated notes, estimated yield 27.60% due July 20, 2028(9)(11)(12)(18)	September 16, 2020	19,000,000	8,742,550	10,070,000

THL Credit Wind River 2012-1 CLO, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 15, 2026(9)(11)(12)(18)	June 11, 2015	7,500,000	3,157,112	—

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
December 31, 2020

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 15, 2029(9)(11)(12)(18)	May 3, 2017	$10,500,000	$7,381,532	$1,890,000

CLO Equity Side Letter Related Investments(11)(12)(13)(25)(26)			1,600,801	1,373,959
Total Structured Finance			$205,065,546	$122,514,111	54.3%
Total Collateralized Loan Obligation – Equity Investments			$205,065,546	$122,514,111	54.3%

Common Stock
IT Consulting
Unitek Global Services, Inc.
common equity(7)(27)	January 13, 2015	1,244,188	$684,960	$—
Total IT Consulting			$684,960	$—	0.0%
Total Common Stock			$684,960	$—	0.0%

Preferred Stock
IT Consulting
Unitek Global Services, Inc.
Series B Preferred Stock(3)(17)(21)(27)	June 26, 2019	12,598,456	$9,002,159	$—
Series B Senior Preferred Stock(3)(17)(22)(27)	June 26, 2019	5,749,537	4,535,443	—
Series B Super Senior Preferred Stock(3)(17)(23)(27)	June 26, 2019	3,177,649	2,614,260	—
Total IT Consulting			$16,151,862	$—	0.0%
Total Preferred Equity			$16,151,862	$—	0.0%

Total Investments in Securities(8)			$424,384,173	$294,674,000	130.7%

Cash Equivalents
First American Government Obligations Fund(19)			$59,137,284	$59,137,284
Total Cash Equivalents			$59,137,284	$59,137,284	26.2%
Total Investments in Securities and Cash Equivalents			$483,521,457	$353,811,284	156.9%

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

(3)      As of December 31, 2020, the portfolio includes $11,383,000 principal amount of debt investments and 21,525,642 shares of preferred stock investments which contain a PIK provision.

(4)      Notes bear interest at variable rates and are subject to an interest rate floor where disclosed. The rate disclosed is as of December 31, 2020.

(5)      Cost value reflects accretion of original issue discount or market discount, or amortization of premium.

(6)      Cost value reflects repayment of principal.

(7)      Non-income producing at the relevant period end.

(8)      Aggregate gross unrealized appreciation for U.S. federal income tax purposes is $7,604,740; aggregate gross unrealized depreciation for U.S. federal income tax purposes is $146,059,439. Net unrealized depreciation is $138,454,699 based upon an estimated tax cost basis of $433,128,699 as of December 31, 2020.

(9)      Cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO equity investments.

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
December 31, 2020

(10)    The principal balance outstanding for this debt investment, in whole or in part, is indexed to 180-day LIBOR.

(11)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2020, the Company held qualifying assets that represented 63.3% of its total assets.

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

(17)    As of December 31, 2020, this debt or preferred equity investment was on non-accrual status. The aggregate fair value of these investments was approximately $4.2 million.

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

(19)    Represents cash equivalents held in money market accounts as of December 31, 2020.

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

(24)    The investment is co-invested with the Company’s affiliates. See “Note 7. Related Party Transactions.”

(25)    The CLO equity side letter related investments have acquisition dates from October 2013 to December 2020.

(26)    Cost value reflects amortization.

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
December 31, 2020

(27)    These investments are deemed to be an “affiliate,” as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned between 5% and 25% of its voting securities. We do not “control” any of our portfolio companies. Fair value as of December 31, 2019 and December 31, 2020 along with transactions during the year ended December 31, 2020 in these affiliated investments are as follows:

Name of Issuer	Title of Issue	Amount of Interest or Dividends Credited to Income(a)	Fair Value as of December 31, 2019	Gross Additions(b)	Gross Reductions(c)	Net change in Unrealized Depreciation	Fair Value as of December 31, 2020
AFFILIATED INVESTMENT:
Unitek Global Systems, Inc.	Common Stock	$—	$—	$—	$—	$—	$—
	Series B Preferred Stock	—	—	—	—	—	—
	Series B Senior Preferred Stock	—	620,812	—	—	(620,812)	—
	Series B Super Senior Preferred Stock	—	2,195,978	—	—	(2,195,978)	—
Total Affiliated Investment		—	2,816,790	—	—	(2,816,790)	—
Total Control Investment		—	—	—	—	—	—
TOTAL CONTROL AND AFFILIATED INVESTMENTS		$—	$2,816,790	$—	$—	$(2,816,790)	$—

____________

(a)       Represents the total amount of interest or distributions credited to income for the portion of the year an investment was an affiliate investment. During the year ended December 31, 2020, these securities were on non-accrual status, due to declining performance.

(b)       Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees. For the year ended December 31, 2020, a total of approximately $3.1 million of paid-in-kind dividends were entitled to be received yet deemed uncollectible.

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

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
December 31, 2019

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
Education
Edmentum, Inc. (f/k/a Plato, Inc.)
first lien senior secured notes, 6.43% (LIBOR + 4.50%), (1.00% floor) Cash, 4.00% PIK due June 9, 2021(3)(4)(5)(6)(16)	April 25, 2013	$6,080,350	$6,054,371	$5,593,922
Total Education			$6,054,371	$5,593,922	2.3%

Financial Intermediaries
First American Payment Systems
second lien senior secured notes, 12.56% (LIBOR + 10.50%), (1.00% floor) due July 5, 2024(4)(5)(16)(21)	January 3, 2017	$1,500,000	$1,468,914	$1,470,000

Shift4 Payments, LLC (f/k/a Lighthouse Network, LLC)
first lien senior secured notes, 6.43% (LIBOR + 4.50%), (1.00% floor) due November 30, 2024(4)(5)(6)(14)(16)(21)	November 20, 2017	3,430,000	3,417,872	3,438,575
second lien senior secured notes, 10.43% (LIBOR + 8.50%), (1.00% floor) due November 30, 2025(4)(5)(14)(16)(21)	November 20, 2017	16,490,000	16,353,183	16,242,650
Total Financial Intermediaries			$21,239,969	$21,151,225	8.5%

Healthcare
Keystone Acquisition Corp.
first lien senior secured notes, 7.19% (LIBOR + 5.25%), (1.00% floor) due May 1, 2024(4)(5)(6)(14)(16)(21)	May 10, 2017	$7,457,869	$7,430,191	$7,271,422
second lien senior secured notes, 11.19% (LIBOR + 9.25%), (1.00% floor) due May 1, 2025(4)(5)(14)(16)(21)	May 10, 2017	13,000,000	12,868,879	12,610,000
Viant Medical Holdings, Inc.
first lien senior secured notes, 5.69% (LIBOR + 3.75%), (0.00% floor) due July 2, 2025(4)(5)(6)(14)(16)(21)	June 26, 2018	9,875,000	9,873,395	9,677,500
second lien senior secured notes, 9.69% (LIBOR + 7.75%), (0.00% floor) due July 2, 2026(4)(5)(14)(16)(21)	June 26, 2018	5,000,000	4,955,602	4,725,000

Healthport Technologies, LLC
first lien senior secured notes, 6.05% (LIBOR + 4.25%), (1.00% floor) due December 1, 2021(4)(5)(6)(14)(15)	April 12, 2019	16,597,888	14,964,163	15,618,613

HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)
first lien senior secured notes, 6.24% (LIBOR + 4.50%), (0.00% floor) due April 3, 2025(4)(5)(6)(15)	October 31, 2018	9,861,904	9,800,587	9,664,666
Total Healthcare			$59,892,817	$59,567,201	24.0%

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

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
December 31, 2019

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Octagon Investment Partners 38, Ltd.
CLO subordinated notes, estimated yield 14.27% due July 20, 2030(9)(11)(12)(18)(26)	July 12, 2018	$5,000,000	$4,174,948	$3,500,000

Regatta XV Funding, Ltd.
CLO subordinated notes, estimated yield 0.00% due October 25, 2026(9)(10)(11)(12)(18)	October 19, 2016	3,000,000	—	75,000

Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 8.86% due July 25, 2030(9)(11)(12)(14)(18)	August 1, 2018	45,500,000	41,750,653	23,660,000

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield -4.23% due July 17, 2026(9)(11)(12)(18)(26)	January 25, 2013	14,447,790	6,575,881	2,022,691

Telos CLO 2013-4, Ltd.
CLO subordinated notes, estimated yield 17.00% due January 17, 2030(9)(11)(12)(18)(26)	May 20, 2015	11,350,000	7,018,355	3,110,420

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 17.92% due April 17, 2028(9)(11)(12)(18)	April 11, 2014	28,500,000	17,600,832	6,575,476

Venture XIV, Ltd.
CLO subordinated notes, estimated yield 4.94% due August 28, 2029(9)(11)(12)(18)(26)	January 12, 2017	2,500,000	1,452,738	450,000

Venture XVII, Ltd.
CLO subordinated notes, estimated yield 11.53% due April 15, 2027(9)(11)(12)(18)(26)	January 27, 2017	6,200,000	3,614,197	1,514,369

Venture XX, Ltd.
CLO subordinated notes, estimated yield -53.93% due April 15, 2027(9)(11)(12)(18)(26)	July 27, 2018	3,000,000	1,347,763	930,000

Vibrant CLO V, Ltd.
CLO subordinated notes, estimated yield 3.90% due January 20, 2029(9)(11)(12)(18)	April 27, 2017	13,475,000	11,197,902	6,198,500

West CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield -0.01% due July 18, 2026(9)(11)(12)(18)(26)	May 12, 2017	9,250,000	5,435,293	3,330,000

Windriver 2012-1 CLO, Ltd.
CLO subordinated notes, estimated yield 6.73% due January 15, 2026(9)(11)(12)(18)	June 11, 2015	7,500,000	3,571,607	959,980

Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 13.15% due July 15, 2029(9)(11)(12)(18)	May 3, 2017	10,500,000	7,663,559	3,780,001

CLO Equity Side Letter Related Investments(11)(12)(13)			1,378,224	1,316,505
Total Structured Finance			$197,622,167	$120,597,108	48.6%
Total Collateralized Loan Obligation – Equity Investments			$197,622,167	$120,597,108	48.6%

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

(3)      As of December 31, 2019, the portfolio includes $16,312,482 principal amount of debt investments and 18,421,762 shares of preferred stock investments which contain a PIK provision.

(4)      Notes bear interest at variable rates and are subject to an interest rate floor where disclosed. The rate disclosed is as of December 31, 2019.

(5)      Cost value reflects accretion of original issue discount or market discount, or amortization of premium.

(6)      Cost value reflects repayment of principal.

(7)      Non-income producing at the relevant period end.

(8)      Aggregate gross unrealized appreciation for U.S. federal income tax purposes is $754,844; aggregate gross unrealized depreciation for U.S. federal income tax purposes is $135,892,337. Net unrealized depreciation is $135,137,493 based upon a tax cost basis of $499,939,486.

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

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$20,252,055	$28,000,283	$25,183,547
Income from securitization vehicles and investments	15,014,000	25,244,866	27,837,032
Other income	676,450	1,694,434	2,984,773
Total investment income from non-affiliated/non-control investments	35,942,505	54,939,583	56,005,352
From affiliated investments:
Dividend income – non-cash	—	7,710,805	—
Interest income – debt investments	—	—	271,916
Total investment income from affiliated investments	—	7,710,805	271,916
Total investment income	35,942,505	62,650,388	56,277,268
EXPENSES
Interest expense	7,878,906	9,901,426	7,181,009
Base Fee	4,525,034	6,704,467	7,309,435
Professional fees	1,545,279	1,454,942	1,227,296
Compensation expense	708,350	832,256	907,995
Director’s fees	441,500	417,500	441,501
Insurance	330,746	281,146	247,178
Transfer agent and custodian fees	206,686	239,323	227,381
General and administrative	591,512	829,476	644,104
Total expenses before incentive fees	16,228,013	20,660,536	18,185,899
Net investment income incentive fees	—	3,511,493	4,585,151
Capital gains incentive fees	—	—	—
Total incentive fees	—	3,511,493	4,585,151
Total expenses	16,228,013	24,172,029	22,771,050
Net investment income	19,714,492	38,478,359	33,506,218
Net change in unrealized appreciation/depreciation on investments
Non-Affiliate/non-control investments	(7,029,647)	(50,107,582)	(36,969,481)
Affiliated investments	(2,816,790)	(19,386,212)	(2,323,867)
Total net change in unrealized appreciation/depreciation on investments	(9,846,437)	(69,493,794)	(39,293,348)
Net realized (losses)/gains
Non-Affiliated/non-control investments	(8,151,553)	(1,709,816)	(3,370,732)
Affiliated investments	—	—	5,241
Extinguishment of debt	(5,211)	(72,666)	(60,752)
Total net realized losses	(8,156,764)	(1,782,482)	(3,426,243)
Net increase/(decrease) in net assets resulting from operations	$1,711,291	$(32,797,917)	$(9,213,373)

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS — (continued)

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Net increase in net assets resulting from net investment income per common share:
Basic and Diluted	$0.40	$0.81	$0.67
Net increase/(decrease) in net assets resulting from operations per common share:
Basic and Diluted	$0.03	$(0.69)	$(0.19)
Weighted average shares of common stock outstanding:
Basic and Diluted	49,477,215	47,756,596	49,662,157

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Increase/(decrease) in net assets from operations:
Net investment income	$19,714,492	$38,478,359	$33,506,218
Net realized losses	(8,156,764)	(1,782,482)	(3,426,243)
Net change in unrealized appreciation/depreciation on investments	(9,846,437)	(69,493,794)	(39,293,348)
Net increase/(decrease) in net assets resulting from operations	1,711,291	(32,797,917)	(9,213,373)
Distributions to stockholders
Distributions from net investment income	(30,265,733)	(38,364,085)	(36,151,218)
Tax return of capital distributions	—	—	(3,329,807)
Total distributions to stockholders	(30,265,733)	(38,364,085)	(39,481,025)

Capital share transactions:
Issuance of common stock (net of underwriting fees and offering costs of $51,779, $131,944, and, $0, respectively)	5,821,240	4,288,470	—
Reinvestment of distributions	161,186	147,827	—
Repurchase of common stock	—	—	(24,999,997)
Net increase/(decrease) in net assets from capital share transactions	5,982,426	4,436,297	(24,999,997)
Total decrease in net assets	(22,572,016)	(66,725,705)	(73,694,395)
Net assets at beginning of year	247,998,542	314,724,247	388,418,642
Net assets at end of year	$225,426,526	$247,998,542	$314,724,247
Capital share activity:
Shares issued	1,098,277	774,803	—
Shares issued from reinvestment of distributions	42,343	23,225	—
Shares repurchased	—	—	(3,828,450)
Net increase/(decrease) in capital share activity	1,140,620	798,028	(3,828,450)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase/(decrease) in net assets resulting from operations	$1,711,291	$(32,797,917)	$(9,213,373)
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Accretion of discounts on investments	(1,397,699)	(819,595)	(613,073)
Accretion of discount on notes payable and deferred debt issuance costs	569,436	645,006	439,457
Non-cash interest and dividend income due to PIK	(271,034)	(7,982,447)	(290,600)
Purchases of investments	(70,657,776)	(54,767,714)	(244,555,956)
Repayments of principal	80,361,495	43,879,379	131,542,140
Proceeds from the sale of investments	53,336,817	15,919,269	25,918,205
Net realized losses on investments	8,151,553	1,709,816	3,365,491
Reductions to CLO equity cost value	12,964,760	12,754,336	18,789,550
Net change in unrealized appreciation/depreciation on investments	9,846,437	69,493,794	39,293,348
Decrease in interest and distributions receivable	1,180,777	1,202,699	402,759
(Increase)/decrease in other assets	(73,612)	(130,842)	191,201
(Decrease)/increase in accrued interest payable	(154,044)	143,627	476,987
(Decrease)/increase in Base Fee and Net Investment Income Incentive Fee payable	(320,950)	(1,746,803)	521,357
(Decrease)/increase in accrued expenses	(197,197)	253,704	(127,265)
Net cash provided by/(used in) operating activities	95,050,254	47,756,312	(33,859,772)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid (net of stock issued under distribution reinvestment plan of $161,186, $147,827, and $0, respectively)	(30,104,547)	(38,216,258)	(39,481,025)
Repayment of credit facility	(28,090,601)	(57,588,802)	(46,810,472)
Proceeds from the issuance of notes payable – 6.25% Unsecured Notes	—	44,790,750	—
Proceeds from the issuance of notes payable – Credit Facility	—	—	132,489,875
Debt issuance costs	—	(1,650,398)	(271,587)
Proceeds from issuance of common stock	5,873,019	4,420,414	—
Underwriting fees and offering costs for the issuance of common stock	(51,779)	(131,944)	—
Repurchase of common stock	—	—	(24,999,997)
Net cash (used in)/provided by financing activities	(52,373,908)	(48,376,238)	20,926,794
Net increase/(decrease) in cash equivalents and restricted cash	42,676,346	(619,926)	(12,932,978)
Cash equivalents and restricted cash, beginning of year	16,460,938	17,080,864	30,013,842
Cash equivalents and restricted cash, end of year	$59,137,284	$16,460,938	$17,080,864

NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with distribution reinvestment plan	$161,186	$147,827	$—

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$7,468,666	$9,185,458	$6,325,318
Impairment of other assets	$—	$—	$4,291
Securities sold not settled	$950,000	$—	$—
Securities purchased not settled	$23,156,556	$—	$—

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 1. ORGANIZATION

Oxford Square Capital Corp. (“OXSQ” or the “Company”), was incorporated under the General Corporation Laws of the State of Maryland on July 21, 2003 and is a non-diversified, closed-end investment company. OXSQ has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, OXSQ has elected to be treated for tax purposes as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with its 2003 taxable year. The Company’s investment objective is to maximize its total return, by investing primarily in corporate debt securities and collateralized loan obligation (“CLO”) structured finance investments that own corporate debt securities.

OXSQ’s investment activities are managed by Oxford Square Management, LLC (“Oxford Square Management”), formerly TICC Management, LLC. Oxford Square Management is an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Oxford Square Management is owned by Oxford Funds, LLC (“Oxford Funds”), formerly BDC Partners, LLC, its managing member, and Charles M. Royce, a member of our Board who holds a minority, non-controlling interest in Oxford Square Management. Under the investment advisory agreement, OXSQ has agreed to pay Oxford Square Management an annual base investment advisory fee (the “Base Fee”) based on its gross assets as well as an incentive fee based on its performance.

The Company’s consolidated operations include the activities of its wholly-owned subsidiary, Oxford Square Funding 2018, LLC (“OXSQ Funding”) for the periods during which it was held. OXSQ Funding, a special purpose vehicle, was formed for the purpose of entering into a credit facility (the “Credit Facility”) with Citibank, N.A. Refer to “Note 5. Borrowings” for additional information on the Company’s borrowings.

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

In the normal course of business, the Company may enter into contracts that contain a variety of representations and provide indemnifications. The Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred. However, based upon experience, the Company expects the risk of loss related to such representations and indemnifications to be remote.

USE OF ESTIMATES

The consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates, and these differences could be material.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

CONSOLIDATION

As provided under Regulation S-X and ASC Topic 946-810, Consolidation, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or a controlled operating company whose business consists of providing services to the Company for the periods during which it was held. The Company consolidates OXSQ Funding in its financial statements for the periods which it is held, in accordance with ASC 946-810.

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

Restricted cash as of December 31, 2020 represents the cash held by the trustee of OXSQ Funding. The amount held by the trustee is for payment of interest expense and operating expenses of the entity, principal repayments on borrowings, or new investments, based upon the terms of the indenture, and are not available for general corporate purposes. As of December 31, 2020, there was no restricted cash due to the full repayment of the Credit Facility on March 24, 2020.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. OXSQ considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, all of OXSQ’s investments are based upon “Level 3” inputs as of December 31, 2020.

The Board determines the value of its investment portfolio each quarter. In connection with that determination, members of Oxford Square Management’s portfolio management team prepare a quarterly analysis of each portfolio investment using the most recent portfolio company financial statements, forecasts and other relevant financial and operational information. The Company may engage third-party valuation firms to provide assistance in valuing certain of its syndicated loans and bilateral investments, including related equity investments, although the Board ultimately determines the appropriate valuation of each investment. Changes in fair value, as described above, are recorded in the consolidated statement of operations as net change in unrealized appreciation/depreciation on investments.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Syndicated Loans (Including Senior Secured Notes)

In accordance with ASC 820-10, the Company’s valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace from which the Company obtains indicative bid quotes for purposes of determining the fair value of its syndicated loan investments has shown attributes of illiquidity as described by ASC 820-10. During such periods of illiquidity, when the Company believes that the non-binding indicative bids received from agent banks for certain syndicated loan investments that it owns may not be determinative of their fair value, or when no market indicative quote is available, the Company may engage third-party valuation firms to provide assistance in valuing certain syndicated investments that the Company owns. The third-party valuation firms may use the income or market approach in arriving at a valuation. Unobservable inputs utilized could include discount rates derived from estimated credit spreads and EBITDA multiples. In addition, Oxford Square Management analyzes each syndicated loan by reviewing the portfolio company’s financial statements, covenant compliance and recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms, if any. All information is presented to the Board for its determination of fair value of these investments.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Refer to “Note 3. Fair Value” in the notes to the Company’s consolidated financial statements for more information on investment valuation and the Company’s portfolio of investments.

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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of December 31, 2020 and 2019, the Company had two debt investments that were on non-accrual status. As of December 31, 2018, the Company had no investments that were on non-accrual status.

Interest income also includes a payment-in-kind (“PIK”) component on certain investments in the Company’s portfolio. Refer to the section below, “Payment-In-Kind,” for a description of PIK income and its impact on interest income.

Payment-In-Kind

The Company has debt and preferred stock investments in its portfolio that contain contractual payment-in-kind (“PIK”) provisions. PIK interest and preferred stock dividends are computed at their contractual rates and are accrued into income and recorded as interest and dividend income, respectively. The PIK amounts are added to the principal balances on the capitalization dates. Upon capitalization, the PIK portions of the investments are valued at their respective fair values. If the Company believes that a PIK is not fully expected to be realized, the PIK investment would be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends would be reversed from the related receivable through interest or dividend income, respectively. PIK investments on non-accrual status are restored to accrual status once it becomes probable that such PIK will be ultimately collectible in cash. For year ended December 31, 2020, no PIK preferred stock dividends were recognized as dividend income.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Income from Securitization Vehicles and Equity Investments

Income from investments in the equity class securities of CLO vehicles (typically income notes or subordinated notes) is recorded using the effective interest method in accordance with the provisions of ASC 325-40, based upon estimated cash flows, amounts and timing, including those CLO equity investments that have not made their inaugural distribution for the relevant period end. We monitor the expected residual payments, and effective yield is determined and updated periodically, as needed. Accordingly, investment income recognized on CLO equity securities in the consolidated statement of operations differs from both the tax-basis investment income and from the cash distributions actually received by the Company during the period.

Other Income

Other income includes prepayment, amendment, and other fees earned by the Company’s loan investments, distributions from fee letters and success fees associated with portfolio investments. Distributions from fee letters are an enhancement to the return on a CLO equity investment and are based upon a percentage of the collateral manager’s fees above the amortized cost, and are recorded as other income when earned. The Company may also earn success fees associated with its investments in certain securitization vehicles or CLO warehouse facilities, which are contingent upon a repayment of the warehouse by a permanent CLO securitization structure; such fees are earned and recognized when the repayment is completed.

Preferred Stock Dividends

The Company holds preferred stock investments in its portfolio that contain cumulative preferred dividends that accumulate quarterly. The Company will record cumulative preferred dividends as investment income when they are declared by the portfolio company’s board of directors or upon any voluntary or involuntary liquidation, dissolution or winding up of the portfolio company. There were no cumulative preferred dividends earned and recorded as dividend income during the year ended December 31, 2020. During the year ended December 31, 2019, approximately $7.7 million of cumulative preferred dividends were earned and recorded as dividend income - non-cash on the Company’s consolidated statement of operations. These dividends are considered in the estimation of fair value of these preferred stock investments.

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
DECEMBER 31, 2020

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

The Company has entered into an agreement whereby it may sell securities to be repurchased at an agreed-upon price and date. Under this agreement, the Company will account for these transactions as collateralized financing transactions which are recorded at the contracted repurchase amount plus interest. The Company’s securities sold under the agreement to repurchase are carried at cost. As of December 31, 2020, there was no outstanding principal, or securities sold under the repurchase facility. Refer to “Note 5. Borrowings” for further details.

U.S. FEDERAL INCOME TAXES

The Company intends to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, to not be subject to U.S. federal income tax on the portion of its taxable income and gains timely distributed to stockholders. To qualify for RIC tax treatment, OXSQ is required to distribute at least 90% of its investment company taxable income annually, meet diversification requirements quarterly and file Form 1120-RIC, as defined by the Code.

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

For tax purposes, the cost basis of the portfolio investments as of December 31, 2020 and December 31, 2019, was approximately $433,128,699 and $499,939,486 respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 3. FAIR VALUE

The Company’s assets measured at fair value on a recurring basis as of December 31, 2020 were as follows:

	Fair Value Measurements at Reporting Date Using
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$—	$—	$172.2	$172.2
CLO Equity	—	—	122.5	122.5
Equity and Other Investments	—	—	—	—
Total Investments at fair value	—	—	294.7	294.7
Cash equivalents	59.1	—	—	59.1
Total	$59.1	$—	$294.7	$353.8

The Company’s assets measured at fair value on a recurring basis as of December 31, 2019 were as follows:

	Fair Value Measurements at Reporting Date Using
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$—	$—	$240.5	$240.5
CLO Debt	—	—	0.8	0.8
CLO Equity	—	—	120.6	120.6
Equity and Other Investments	—	—	2.8	2.8
Total Investments at fair value(1)	—	—	364.8	364.8
Cash equivalents	14.4	—	—	14.4
Total	$14.4	$—	$364.8	$379.2

____________

(1)      Totals may not sum due to rounding.

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2020 and 2019, respectively. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or Oxford Square Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 3. FAIR VALUE (cont.)

inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

Quantitative Information about Level 3 Fair Value Measurements
Assets ($ in millions)	Fair Value as of December 31, 2020	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(1)	Impact to Fair Value from an Increase in Input(2)
Senior Secured Notes	$95.4	Market quotes	NBIB(3)	69.4% – 99.3%/90.8%	NA
	60.9	Recent transactions	Actual trade/payoff(4)	1.2% – 99.5%/78.3%	NA
	11.8	Discounted cash flow(6)	Discount rate(6)	16.8% – 18.1%/ncm(5)	Decrease
	4.1	Enterprise value	EBITDA(9)	$92.0 million/ncm(5)	Increase
			Market multiples(9)	6.0x – 7.0x/ncm(5)	Increase
CLO	96.1	Market quotes	NBIB(3)	0.0% – 79.0%/34.0%	NA
	25.0	Recent transactions	Actual trade/payoff(4)	75.9% – 83.4%/76.7%	NA
	1.4	Discounted cash flow(6)	Discount rate(7)	11.7% – 21.1%/14.9%	Decrease
Equity/Other	—	Enterprise value(8)	EBITDA(9)	$19.8 million/ncm(5)	Increase
			Market multiples(9)	5.6x-6.5x/ncm(5)	Increase
Total Fair Value for Level 3 Investments	$294.7

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

(8)      For senior secured notes and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that the Company provides to them, as well as independent market and industry

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 3. FAIR VALUE (cont.)

information that they consider appropriate in forming an opinion as to the fair value of the Company’s securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by Oxford Square Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.

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

	Quantitative Information about Level 3 Fair Value Measurements				Impact to Fair Value from an Increase in Input(2)
Assets ($ in millions)	Fair Value as of December 31, 2019	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(1)
Senior Secured Notes	$201.9	Market quotes	NBIB(3)	15.0% – 100.3%/86.5%	NA
	38.7	Recent transactions	Actual trade/payoff(4)	92.0% – 100.0%/97.3%	NA
CLO debt	0.8	Market quotes	NBIB(3)	84.1%/ncm(6)	NA
CLO equity	104.5	Market quotes	NBIB(3)	2.0% – 74.0%/43.7%	NA
	11.3	Yield Analysis	Yield	17.3% – 23.9%/19.7%	Decrease
	3.4	Recent transactions	Actual trade/payoff(4)	60.3%/ncm(6)	NA
	1.3	Discounted cash flow(7)	Discount rate(8)	10.1% – 14.7%/11.9%	Decrease
	0.1	Liquidation net asset value(5)	NBIB(3)	2.5%/ncm(6)	NA
Equity and Other Investments	2.8	Enterprise value(9)	EBITDA(10)/ Market multiple(10)	$25.1 million/ncm(6) 5.7x – 6.6x/ncm(6)	Increase Increase
Total Fair Value for Level 3 Investments	$364.8

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
DECEMBER 31, 2020

NOTE 3. FAIR VALUE (cont.)

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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2020 and the level of each financial liability within the fair value hierarchy:

($ in millions)	Carrying Value(1)	Fair Value	Level 1	Level 2	Level 3
6.50% Unsecured Notes(2)	$63.3	$64.3	$—	$64.3	$—
6.25% Unsecured Notes(3)	43.5	45.1	—	45.1	—
Total	$106.8	$109.4	$—	$109.4	$—

____________

(1)      Carrying value is net of deferred debt issuance costs. Deferred debt issuance costs associated with the 6.5% Unsecured Notes totaled approximately $1.1 million as of December 31, 2020. Deferred debt issuance costs associated with the 6.25% Unsecured Notes totaled approximately $1.2 million as of December 31, 2020.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

(5)      Totals may not sum due to rounding.

A reconciliation of the fair value of investments for the year ended December 31, 2020, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Debt	CLO Equity	Equity and Other Investments	Total
Balance at December 31, 2019(2)	$240.5	$0.8	$120.6	$2.8	$364.8
Realized losses included in earnings	(2.2)	2.3	(8.3)	—	(8.2)
Unrealized depreciation included in earnings(2)	(1.6)	0.1	(5.5)	(2.8)	(9.8)
Accretion of discount	1.2	0.2	—	—	1.4
Purchases(2)	39.2	8.2	46.5	—	93.8
Repayments and Sales	(105.2)	(11.5)	(17.9)	—	(134.6)
Reductions to CLO equity cost value(1)	—	—	(13.0)	—	(13.0)
Non-cash interest and dividend income due to PIK	0.3	—	—	—	0.3
Transfers in and/or (out) of level 3	—	—	—	—	—
Balance at December 31, 2020(2)	$172.2	$—	$122.5	$—	$294.7
Net change in unrealized depreciation on Level 3 investments still held as of December 31, 2020	$(2.0)	$—	$(14.2)	$(2.8)	$(19.0)

____________

(1)      Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $28.4 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $15.4 million.

(2)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 3. FAIR VALUE (cont.)

A reconciliation of the fair value of investments for the year ended December 31, 2019, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Debt	CLO Equity	Equity and Other Investments	Total
Balance at December 31, 2018(2)	$282.7	$0.9	$146.8	$14.5	$445.0
Realized losses included in earnings	—	—	(1.2)	(0.5)	(1.7)
Unrealized depreciation included in earnings	(18.1)	(0.1)	(32.4)	(18.9)	(69.5)
Accretion of discount	0.8	—	—	—	0.8
Purchases(2)	28.9	—	25.8	—	54.8
Repayments and Sales	(54.2)	—	(5.6)	—	(59.8)
Reductions to CLO equity cost value(1)	—	—	(12.8)	—	(12.8)
Non-cash interest and dividend income due to PIK(2)	0.4	—	—	7.7	8.0
Transfers in and/or (out) of level 3	—	—	—	—	—
Balance at December 31, 2019(2)	$240.5	$0.8	$120.6	$2.8	$364.8
Net change in unrealized depreciation on Level 3 investments still held as of December 31, 2019(2)	$(19.1)	$(0.1)	$(34.0)	$(19.3)	$(72.5)

____________

(1)      Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $38.0 million and the effective yield interest income of approximately $25.2 million.

(2)      Totals may not sum due to rounding.

The following table shows the fair value of OXSQ’s portfolio of investments by asset class as of December 31, 2020 and 2019:

	2020		2019
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$172.2	58.4%	$240.5	65.9%
CLO Debt	—	0.0%	0.8	0.2%
CLO Equity	122.5	41.6%	120.6	33.1%
Equity and Other Investments	—	0.0%	2.8	0.8%
Total(1)	$294.7	100.0%	$364.8	100.0%

____________

(1)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 4. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

At December 31, 2020 and December 31, 2019, respectively, cash, cash equivalents and restricted cash were as follows:

	December 31, 2020	December 31, 2019
Cash	$—	$—
Cash Equivalents	59,137,284	14,410,486
Total Cash and Cash Equivalents	$59,137,284	$14,410,486
Restricted Cash	$—	$2,050,452
Total Cash, Cash Equivalents and Restricted Cash	$59,137,284	$16,460,938

NOTE 5. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% (effective April 6, 2019) immediately after such borrowing. As of December 31, 2020 and 2019, the Company’s asset coverage for borrowed amounts was approximately 304% and 279% respectively.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of December 31, 2020 and December 31, 2019. The fair value of the 6.25% Unsecured Notes is based upon the closing price on the last day of the period. The 6.25% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQZ”). The fair value of the 6.50% Unsecured Notes is based upon the closing price on the last day of the period. The 6.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQL”). The Credit Facility was fully repaid on March 24, 2020. The Credit Facility fair value represents the par amount of the debt obligation as of December 31, 2019.

	As of
	December 31, 2020			December 31, 2019
($ in millions)	Principal Amount	Carrying Value(1)	Fair Value	Principal Amount	Carrying Value(1)	Fair Value
6.50% Unsecured Notes	$64.4	$63.3	$64.3	$64.4	$63.0	$65.6
Credit Facility	—	—	—	28.1	28.1	28.1
6.25% Unsecured Notes	44.8	43.5	45.1	44.8	43.3	45.6
Total	$109.2	$106.8	$109.4	$137.3	$134.4	$139.3

____________

(1)      Represents the aggregate principal amount outstanding less the unamortized deferred issuance costs. As of December 31, 2020, the total unamortized deferred issuance costs for the 6.25% Unsecured Notes, and 6.50% Unsecured Notes was approximately $1.2 million, and $1.1 million, respectively. As of December 31, 2019, the total unamortized deferred issuance costs for the Credit Facility, 6.25% Unsecured Notes, and 6.50% Unsecured Notes was approximately $10,000, $1.5 million, and $1.4 million, respectively.

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of December 31, 2020 were 6.40% and 4.1 years, respectively, and as of December 31, 2019 were 5.94% and 4.2 years, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 5. BORROWINGS (cont.)

The table below summarizes the components of interest expense for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
Credit Facility	$262.2	$4.8	$267.0
6.25% Unsecured Notes	2,799.4	233.8	3,033.2
6.50% Unsecured Notes	4,184.1	325.6	4,509.7
Repo Facility	68.9	—	68.9
Total(1)	$7,314.6	$564.2	$7,878.9

____________

(1)      Totals may not sum due to rounding.

	Year Ended December 31, 2019
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
Credit Facility	$3,043.3	$74.1	$3,117.4
6.25% Unsecured Notes	2,084.0	173.5	2,257.5
6.50% Unsecured Notes	4,184.1	324.7	4,508.8
Repo Facility	17.7	—	17.7
Total	$9,329.1	$572.3	$9,901.4
	Year Ended December 31, 2018
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
Credit Facility	$2,618.2	$54.0	$2,672.2
6.50% Unsecured Notes	4,184.1	324.7	4,508.8
Total	$6,802.3	$378.7	$7,181.0

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

The aggregate accrued interest payable on the 6.50% Unsecured Notes as of December 31, 2020 and December 31, 2019 was approximately $12,000, respectively. As of December 31, 2020 and December 31, 2019, the Company had unamortized deferred debt issuance costs relating to the 6.50% Unsecured Notes of approximately $1.1 million and $1.4 million, respectively. The deferred debt issuance costs are being amortized over the term of the 6.50% Unsecured Notes and are included in interest expense in the consolidated statements of operations. The cash paid and the effective annualized interest rate for the year ended December 31, 2020 were approximately $4.2 million and 6.99%, respectively. The cash paid and the effective annualized interest rate for the year ended December 31, 2019 were approximately $4.2 million and 7.00%, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 5. BORROWINGS (cont.)

Notes Payable — Credit Facility

On June 21, 2018, OXSQ Funding entered into the Credit Facility with Citibank, N.A. Subject to certain exceptions, pricing under the Credit Facility was based on the London Interbank Offered Rate for an interest period equal to three months plus a spread of 2.25% per annum payable quarterly on March 21, June 21, September 21 and December 21. Pursuant to the terms of the credit agreement governing the Credit Facility, OXSQ Funding borrowed approximately $95.2 million. The Credit Facility had a mandatory amortization schedule such that 15.0% of the principal amount outstanding as of June 21, 2018 would have become due and payable on June 21, 2019. On each payment date occurring thereafter, an additional 6.25% of the remaining principal amount outstanding would have been due and payable. All remaining principal and accrued and unpaid interest would have been due and payable on the final maturity date, June 21, 2020.

The Credit Facility was collateralized by a pool of loans initially consisting of loans sold by OXSQ to OXSQ Funding. OXSQ was able to sell and contribute additional loans to OXSQ Funding from time to time. OXSQ acted as the collateral manager of the loans owned by OXSQ Funding, and retained a residual interest through its ownership of OXSQ Funding.

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

The Company prepaid the remaining outstanding principal of approximately $28.1 million in March 2020, and unilaterally terminated the Credit Facility as of March 24, 2020 in accordance with its terms. In connection with the early repayment and termination of the OXSQ Facility, the Company was required to pay a prepayment fee equal to $21,413. The Company recognized a net extinguishment loss of approximately $5,000 for the year ended December 31, 2020, which consisted of unamortized deferred debt issuance costs. These costs are recorded within realized losses on extinguishment of debt in the consolidated statements of operations.

The cash paid and effective annualized interest rate for the year ended December 31, 2020 was approximately $0.4 million and 4.09%, respectively. The cash paid and effective annualized interest rate for the year ended December 31, 2019 was approximately $3.4 million and 4.80%, respectively.

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

The aggregate accrued interest payable on the 6.25% Unsecured Notes as of December 31, 2020 was approximately $0.5 million, which was approximately the same as of December 31, 2019. As of December 31, 2020 and 2019, the Company had unamortized deferred debt issuance costs of approximately $1.2 million and $1.5 million, respectively, relating to the 6.25% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 6.25% Unsecured Notes and are included in interest expense in the consolidated statements of operations. The cash paid and the effective annualized interest rate for the year ended December 31, 2020 were approximately $2.8 million and 6.75%, respectively. The cash paid and the effective annualized interest rate for the year ended December 31, 2019 were approximately $1.6 million and 6.72%, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 5. BORROWINGS (cont.)

Repurchase Transaction Facility

On October 18, 2019, the Company entered into a $10 million repurchase transaction facility (the “Repo Facility”) with Nomura Securities International, Inc. (“Nomura”). Pursuant to the Master Repurchase Agreement (“MRA”) and a transaction facility confirmation, the Company may sell securities to Nomura from time to time with a corresponding repurchase obligation at an agreed-upon price 30 to 60 days after the sale date (“Reverse Repo”). The Repo Facility has a funding cost of 1-month LIBOR plus 2.05% per annum for each Reverse Repo transaction and is subject to a facility fee of 0.85% per annum on the full $10 million facility amount. The Repo Facility expired without extension by the Company on October 18, 2020. The Company accounts for these Reverse Repo transactions as secured financings for the financial reporting purposes in accordance with GAAP. The cash paid in facility fees for the year ended December 31, 2020 was approximately $72,000.

NOTE 6. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from net investment income per share for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Net increase in net assets resulting from net investment income per common share – basic:
Net investment income	$19,714,492	$38,478,359	$33,506,218
Weighted average common shares outstanding – basic	49,477,215	47,756,596	49,662,157
Net increase in net assets resulting from net investment income per common share – basic and diluted	$0.40	$0.81	$0.67

The following table sets forth the computation of basic and diluted net increase/(decrease) in net assets resulting from operations per share for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Net increase/(decrease) in net assets resulting from operations per common share – basic:
Net increase/(decrease) in net assets resulting from operations	$1,711,291	$(32,797,917)	$(9,213,373)
Weighted average common shares outstanding – basic	49,477,215	47,756,596	49,662,157
Net increase/(decrease) in net assets resulting from operations per common share – basic and diluted	$0.03	$(0.69)	$(0.19)

NOTE 7. RELATED PARTY TRANSACTIONS

The Company pays Oxford Square Management a fee for its services under the Investment Advisory Agreement consisting of — a base investment advisory fee the (“Base Fee”) based on its gross assets, as described below, and two types of incentive fees. The cost of both the Base Fee and any incentive fees earned by Oxford Square Management are ultimately borne by the Company’s common stockholders.

As described in greater detail under Item 1. Business — Investment Advisory Agreement — Advisory Fee in our Annual Report on Form 10-K for the year ended December 31, 2020, the Company first calculates the Base Fee and any incentive fee under the terms of the Investment Advisory Agreement, then calculates the Base Fee and any incentive fee under the terms of the fee waiver letter unilaterally adopted by Oxford Square Management, effective April 1, 2016 (the “2016 Fee Waiver”), and, finally, adopts the lower of two combined results as the total fees payable to Oxford Square Management.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

Base Fee

The Base Fee is payable quarterly in arrears, calculated based on a percentage of the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately prorated for any partial quarter. Accordingly, the Base Fee will be payable regardless of whether the value of the Company’s gross assets has decreased during the quarter.

Under the terms of the Investment Advisory Agreement, the Base Fee is calculated at an annual rate of 2.00%, and appropriately adjusted for any equity or debt capital raises, repurchases, or redemptions during the current calendar quarter.

Under the terms of the 2016 Fee Waiver, for the purpose of calculating the amount of total advisory fees (if any) to be waived during a particular calendar quarter, the Base Fee (as a portion of the total calculation) is calculated at an annual rate of 1.50%, and adjusted pro rata for any share issuances, debt issuances, repurchases or redemptions during the current calendar quarter; provided, however, that no Base Fee is payable on the cash proceeds received by the Company in connection with any share or debt issuances until such proceeds have been invested in accordance with the Company’s investment objectives.

The following table represents the portion of the total advisory fee ascribed to the Base Fee (pursuant to the 2016 Fee Waiver calculation) for the years ended December 31, 2020, 2019 and 2018, respectively:

($ in millions)	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018
Base Fee	$4.5	$6.7	$7.3

The Base Fee payable to Oxford Square Management as of December 31, 2020, 2019, and 2018 was $1,159,703, $1,480,653, and $2,052,373, respectively.

Incentive Fee

The incentive fees are commonly referred to as the “income incentive fee” and the “capital gains incentive fee,” with the first fee payable quarterly in arrears and the second fee payable in arrears at the end of each calendar year.

Net Investment Income Incentive Fee

The first fee (the “Net Investment Income Incentive Fee”), is determined by reference to the Company’s “Pre-Incentive Fee Net Investment Income” (as defined below). Given that this incentive fee is payable without regard to any gain, loss or unrealized depreciation that may occur during the quarter, Oxford Square Management’s incentive fee may be payable notwithstanding a decline in net asset value that quarter.

Under the terms of the Investment Advisory Agreement, the Net Investment Income Incentive Fee is calculated based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter.

•        For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter minus our operating expenses for the quarter (including the Base Fee, expenses payable under our administration agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest, and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

•        Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to one-fourth of an annual “hurdle rate.” The annual hurdle rate is determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rates for the 2020, 2019 and 2018 calendar years, calculated as of December 31, were 6.69%, 7.51%, and 7.20% respectively, under the terms of the Investment Advisory Agreement. Our net investment income (to the extent not distributed to our shareholders) used to calculate the Net Investment Income Incentive Fee was also included in the amount of our gross assets used to calculate the 2% Base Fee.

a.      The operation of the incentive fee with respect to our Pre-Incentive Fee Net Investment Income for each quarter is as follows:

i.       no incentive fee was payable to Oxford Square Management in any calendar quarter in which our Pre-Incentive Fee Net Investment Income did not exceed one fourth of the annual hurdle rate (6.69% for the 2020 calendar year).

ii.      20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds one-fourth of the annual hurdle rate (6.69% for the 2020 calendar year) in any calendar quarter was payable to Oxford Square Management (i.e., once the hurdle rate is reached, 20% of all Pre-Incentive Fee Net Investment Income thereafter was allocated to Oxford Square Management).

Under the terms of the 2016 Fee Waiver, for the purpose of calculating the amount of total advisory fees (if any) to be waived during a particular calendar quarter, the Income Incentive Fee (as a portion of the total calculation) is calculated based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” (as defined below) for the calendar quarter exceeds (y) the “Preferred Return Amount” (as defined below) for the calendar quarter.

a.      A “Preferred Return Amount” is calculated on a quarterly basis by multiplying 1.75% by the Company’s net asset value at the end of the immediately preceding calendar quarter.

b.      The Net Investment Income Incentive Fee is then calculated as follows:

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

c.      There is no accumulation of amounts from quarter to quarter for the “Preferred Return Amount,” and accordingly there is no claw back of amounts previously paid to Oxford Square Management if the “Pre-Incentive Fee Net Investment Income” for subsequent quarters is below the quarterly “Preferred Return Amount,” and there is no delay of payment of incentive fees to Oxford Square Management if the “Pre-Incentive Fee Net Investment Income” for prior quarters is below the quarterly “Preferred Return Amount” for the quarter for which the calculation is being made.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

d.      The calculation of the Company’s Net Investment Income Incentive Fee is subject to a total return requirement that provides that a Net Investment Income Incentive Fee will not be payable to Oxford Square Management except to the extent 20% of the “cumulative net increase in net assets resulting from operations” (which is the amount, if positive, of the sum of the “Pre-Incentive Fee Net Investment Income,” realized gains and losses and unrealized appreciation and depreciation) during the calendar quarter for which such fees are being calculated and the eleven (11) preceding quarters exceeds the cumulative Net Investment Income Incentive Fees accrued and/or paid for such eleven (11) preceding quarters.

In the event that the advisory fee calculations under the 2016 Fee Waiver produce a higher combined Base Fee and Net Investment Income Incentive Fee for any quarterly period, the combined fees are set to the original (lower) level, calculated pursuant to the Investment Advisory Agreement. In the event that advisory fee calculations under the 2016 Fee Wavier produce a lower combined Base Fee and Net Investment Income Incentive Fee for that quarterly period, those lower combined fees are adopted for that quarterly period. In either case, the lower level of combined fees is used for that quarter, and, accordingly, the advisory fee payable to Oxford Square Management can only be reduced, and never increased, as a result of the 2016 Fee Waiver.

The following table represents the portion of the total advisory fee ascribed to Net Investment Income Incentive Fees (pursuant to the 2016 Fee Waiver calculation) for each of the years ended December 31, 2020, 2019 and 2018, respectively:

($ in millions)	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018
Net Investment Income Incentive Fee	$—	$3.5	$4.6

There was no Net Investment Income Incentive Fee payable to Oxford Square Management as of December 31, 2020 and 2019. The Net Investment Income Incentive Fee payable to Oxford Square Management as of December 31, 2018 was $1,175,083.

Capital Gains Incentive Fee

The Capital Gains Incentive Fee, which is calculated identically under the Investment Advisory Agreement and under the 2016 Fee Waiver, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20% of our “Incentive Fee Capital Gains,” which consists of our realized capital gains for each calendar year, computed net of all realized capital losses and unrealized capital depreciation for that calendar year. For accounting purposes only, in order to reflect the theoretical Capital Gains Incentive Fee that would be payable for a given period as if all unrealized gains were realized, the Company will accrue a Capital Gains Incentive Fee based upon net realized gains and unrealized depreciation for that calendar year (in accordance with the terms of the Investment Advisory Agreement), plus unrealized appreciation on investments held at the end of the period. It should be noted that a fee so calculated and accrued would not necessarily be payable under the Investment Advisory Agreement, and may never be paid based upon the computation of Capital Gains Incentive Fees in subsequent periods. Amounts paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement.

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
DECEMBER 31, 2020

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

There were no Capital Gains Incentive Fees based on hypothetical liquidation for the years ended December 31, 2020, 2019 and 2018.

Administration Agreement

The Company has also entered into the Administration Agreement with Oxford Funds under which Oxford Funds provides administrative services for the Company. The Company pays Oxford Funds an allocable portion of overhead and other expenses incurred by Oxford Funds on our behalf under the Administration Agreement, including a portion of the rent and the compensation of the chief financial officer, accounting staff and other administrative support personnel, which creates potential conflicts of interest that the Board must monitor. The Company also reimburses Oxford Funds for the costs associated with the functions performed by OXSQ’s Chief Compliance Officer that Oxford Funds pays on the Company’s behalf pursuant to the terms of an agreement between the Company and Alaric Compliance Services, LLC.

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

For the years ended December 31, 2020, 2019 and 2018, the Company incurred approximately $0.7 million, $0.8 million and $0.9 million, respectively, in compensation expenses for the services of employees allocated to the administrative activities of the Company, pursuant to the Administration Agreement with Oxford Funds. In addition, the Company incurred approximately $50,000, $56,000, and $26,000 for facility costs allocated under the Administration Agreement for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020 and December 31, 2019, there were no amounts payable under the Administration Agreement.

NOTE 8. INVESTMENT INCOME

The following table sets forth the components of investment income for the years ended December 31, 2020, 2019 and 2018, respectively:

	December 31, 2020	December 31, 2019	December 31, 2018
Interest Income
Stated interest income	$17,374,998	$26,701,382	$24,403,191
Original issue discount and market discount income	1,397,699	819,595	613,073
Payment-in-kind interest income	271,034	271,642	290,600
Discount income derived from unscheduled remittances at par	1,208,324	207,664	148,599
Total interest income	20,252,055	28,000,283	25,455,463
Income from securitization vehicles and investments	15,014,000	25,244,866	27,837,032
Dividend Income – non-cash	—	7,710,805	—
Other income
Fee letters	369,231	884,493	664,061
Loan prepayment and bond call fees	200,000	315,000	1,130,741
All other fees	107,219	494,941	1,189,971
Total other income	676,450	1,694,434	2,984,773
Total investment income	$35,942,505	$62,650,388	$56,277,268

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 8. INVESTMENT INCOME (cont.)

The 1940 Act requires that a BDC offer significant managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the years ended December 31, 2020, 2019 and 2018, the Company received no fee income for managerial assistance.

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

NOTE 10. FINANCIAL HIGHLIGHTS

The following information sets forth OXSQ’s financial highlights for the years ending December 31, 2020, 2019, 2018, 2017, 2016, 2015, 2014, 2013, 2012 and 2011.

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Per Share Data
Net asset value at beginning of year	$5.12	$6.60	$7.55	$7.50	$6.40	$8.64	$9.85	$9.90	$9.30	$9.85
Net investment income(1)(7)	0.40	0.81	0.67	0.60	0.52	0.66	1.11	1.09	0.98	0.92
Net realized and unrealized gains (losses)(2)(7)	(0.36)	(1.49)	(0.91)	0.25	1.62	(1.85)	(1.14)	0.06	0.82	(0.47)
Net change in net asset value from operations	0.04	(0.68)	(0.24)	0.85	2.14	(1.19)	(0.03)	1.15	1.80	0.45
Distributions per share from net investment income	(0.61)	(0.80)	(0.73)	(0.66)	(1.06)	(1.14)	(1.00)	(1.16)	(1.12)	(0.99)
Distributions based on weighted average share impact	—	—	0.01	—	0.01	0.01	(0.03)	(0.04)	(0.04)	—
Tax return of capital distributions	—	—	(0.07)	(0.14)	(0.10)	—	(0.16)	—	—	—
Total distributions(3)	(0.61)	(0.80)	(0.79)	(0.80)	(1.15)	(1.13)	(1.19)	(1.20)	(1.16)	(0.99)
Effect of shares issued, net of offering expenses	—	—	—	—	—	—	—	—	(0.04)	(0.01)
Effect of shares issued/repurchased, gross	—	—	0.08	—	0.11	0.08	0.01	—	—	—
Net asset value at end of year	$4.55	$5.12	$6.60	$7.55	$7.50	$6.40	$8.64	$9.85	$9.90	$9.30
Per share market value at beginning of year	$5.44	$6.47	$5.74	$6.61	$6.08	$7.53	$10.34	$10.12	$8.65	$11.21
Per share market value at end of year	$3.05	$5.44	$6.47	$5.74	$6.61	$6.08	$7.53	$10.34	$10.12	$8.65
Total return based on Market Value(4)	(31.75)%	(4.14)%	26.95%	(2.01)%	33.29%	(4.35)%	(17.22)%	14.68%	30.49%	(14.19)%
Total return based on Net Asset Value(5)	0.82%	(10.26)%	(1.99)%	11.33%	35.31%	(12.73)%	(0.51)%	11.62%	18.92%	4.47%
Shares outstanding at end of year	49,589,607	48,448,987	47,650,959	51,479,409	51,479,409	56,396,435	60,303,769	53,400,745	41,371,286	32,818,428

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 10. FINANCIAL HIGHLIGHTS (cont.)

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Ratios/Supplemental Data(8)
Net assets at end of period (000’s)	$225,427	$247,999	$314,724	$388,419	$385,992	$360,935	$520,813	$526,242	$409,603	$305,102
Average net assets (000’s)	$192,137	$289,373	$369,258	$385,947	$343,328	$487,894	$560,169	$506,093	$363,584	$318,305
Ratio of expenses to average net assets	8.45%	8.35%	6.17%	7.95%	12.38%	9.80%	8.70%	9.74%	9.35%	4.77%
Ratio of net investment income to average net assets	10.26%	13.30%	9.07%	7.96%	7.80%	8.12%	12.24%	11.02%	10.23%	9.42%
Portfolio turnover rate(6)	23.72%	12.75%	35.18%	43.02%	25.73%	24.96%	45.91%	38.22%	55.42%	38.47%

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

(7)      During the first quarter of 2015, the Company identified a non-material error in its accounting for income from CLO equity investments. Prospectively as of January 1, 2015, the Company records income from its CLO equity investments using the effective yield method in accordance with the accounting guidance in ASC 325-40, Beneficial Interests in Securitized Financial Assets, based upon an estimation of an effective yield to maturity utilizing assumed cash flows. An out-of-period adjustment to Net Investment Income Incentive Fees, in the amount of $2.4 million, or $0.04 per share, is reflected in the year ended December 31, 2015. Prior period amounts are not materially affected. During the quarter ended September 30, 2015, the Company recorded an out of period adjustment related to a miscalculation of discount accretion which increased interest income and increased investment cost, by approximately $1.4 million. For the year ended December 31, 2015, approximately $1.1 million, or $0.02 per share, of the adjustment related to prior years. The increase in the investment cost has a corresponding effect on the investment’s unrealized depreciation of the same amount. Management concluded the adjustment was not material to previously filed financial statements.

(8)      The following table provides supplemental performance ratios measured for the years ended December 31, 2020, 2019, 2018, 2017, 2016, 2015, 2014, 2013, 2012 and 2011:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Ratio of expenses to average net assets:
Expenses before incentive fees	8.45%	7.14%	4.92%	6.95%	11.57%	10.00%	8.39%	8.68%	6.33%	3.72%
Net Investment Income Incentive
Fees	—%	1.21%	1.24%	1.00%	0.81%	(0.19)%	1.00%	1.30%	1.50%	0.70%
Capital Gains Incentive Fees	—%	—%	—%	—%	—%	—%	(0.69)%	(0.24)%	1.52%	0.35%
Ratio of expenses, excluding interest expense, to average net assets	4.35%	4.93%	4.21%	4.61%	7.37%	5.73%	5.17%	6.00%	7.35%	4.38%

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 10. FINANCIAL HIGHLIGHTS (cont.)

Information about our senior securities is shown in the following tables as of the fiscal years ended December 31, 2020, 2019, 2018, 2017, 2016, 2015, 2014, 2013, 2012, and 2011.

Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
6.25% Unsecured Notes
2020	$44,790,750	$3,044	—	$23.30
2019	$44,790,750	$2,786	—	$25.07
OXSQ Funding Facility
2019	$28,090,601	$2,786	—	N/A
2018	$85,679,403	$3,085	—	N/A
6.50% Unsecured Notes
2020	$64,370,225	$3,044	—	$23.65
2019	$64,370,225	$2,786	—	$25.43
2018	$64,370,225	$3,085	—	$25.51
2017	$64,370,225	$7,003	—	$25.90
2017 Convertible Notes
2016	$94,542,000	$2,707	—	N/A
2015	$115,000,000	$2,007	—	N/A
2014	$115,000,000	$2,024	—	N/A
2013	$115,000,000	$2,141	—	N/A
2012	$115,000,000	$2,200	—	N/A
Debt Securitization – TICC CLO 2012-1 LLC Senior Notes
2016	$129,281,817	$2,707	—	N/A
2015	$240,000,000	$2,007	—	N/A
2014	$240,000,000	$2,024	—	N/A
2013	$240,000,000	$2,141	—	N/A
2012	$120,000,000	$2,200	—	N/A
TICC Funding, LLC Revolving Credit Facility
2014	$150,000,000	$2,024	—	N/A
Debt Securitization – TICC CLO LLC Senior Notes
2013	$101,250,000	$2,141	—	N/A
2012	$101,250,000	$2,200	—	N/A
2011	$101,250,000	$3,998	—	N/A

____________

(1)      Total amount of each class of senior securities outstanding at the end of the period presented.

(2)      Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

(3)      The amount to which such class of senior security would be entitled upon the voluntary liquidation of the issuer in preference to any security junior to it. The “-” in this column indicates that the Securities and Exchange Commission expressly does not require this information to be disclosed for the types of senior securities representing indebtedness issued by OXSQ as of the stated time periods.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 10. FINANCIAL HIGHLIGHTS (cont.)

(4)      Not applicable for any of the senior securities (except for the 6.50% Unsecured Notes and the 6.25% Unsecured Notes) as they are not registered for public trading. For the 6.50% Unsecured Notes, the amounts represent the average of the daily closing prices on the NASDAQ Global Select Market for the period from April 12, 2017 (date of issuance) through December 31, 2017 and for the years ended December 31, 2018, December 31, 2019, and December 31, 2020. For the 6.25% Unsecured Notes, the amounts represent the average of the daily closing prices on the NASDAQ Global Select Market for the period from April 3, 2019 (date of issuance) through December 31, 2019 and for the year ended December 31, 2020.

NOTE 11. DISTRIBUTIONS

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

The tax character of distributions declared and paid in 2020 represented, on an estimated basis, $30,265,733 from ordinary income. The tax character of distributions declared and paid in 2019 represented, on an estimated basis, $38,364,085 from ordinary income. The tax character of distributions declared and paid in 2018 represented, on an estimated basis, $36,151,218 from ordinary income, and $3,329,807 from tax return of capital.

GAAP requires adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net asset value per share. For 2020, 2019 and 2018, the permanent differences between financial and tax reporting are noted below. These adjustments were the result of book/tax differences in the treatment of unscheduled prepayments, book/tax differences in the treatment of prepayment penalty fees, book/tax differences in the treatment of extinguishment fees, book/tax differences in the treatment of CLO equity investments, and adjustment to certain components of net assets from those originally published in quarterly and annual reports to conform to the current period presentation for comparative purposes.

	December 31,
	2020	2019	2018
Adjustment to accumulated net investment income	$7,506,582	$5,119,302	$20,054,560
Adjustment to accumulated net realized gains/losses	(2,346,470)	4,440,273	23,981,110
Adjustment to total distributable earnings/(accumulated losses)	$5,160,112	$9,559,575	$44,035,670
Adjustment to capital in excess of par value	$(5,160,112)	$(9,559,575)	$(44,035,670)

The Company has adopted an “opt out” distribution reinvestment plan for our common stockholders. As a result, if we make a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the distribution reinvestment plan so as to receive cash distributions. During the years ended December 31, 2020 and 2019, the Company issued 42,343 and 23,225 shares, respectively, of common stock to stockholders in connection with the distribution reinvestment

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 11. DISTRIBUTIONS (cont.)

plan. During the years ended December 31, 2020 and 2019, as part of the Company’s dividend reinvestment plan for its common stockholders, the Company’s dividend administrator purchased 168,139 shares and 97,143 shares, respectively, of common stock for approximately $0.5 million and $0.6 million, respectively, in the open market to satisfy the reinvestment portion of the Company’s dividends.

The Company has available $90,816,505 of capital losses which can be used to offset future capital gains. All of these losses represent long-term capital loss carryforward. The loss carryforward amount does not have an expiration date and therefore can be carried forward indefinitely until utilized. Under the current law, capital losses related to securities realized after October 31 and prior to the Company’s fiscal year end may be deferred as occurring the first day of the following year. During the taxable year ended December 31, 2020, the fund did not utilize any of its capital loss carryforward available from prior years.

As of December 31, 2020, 2019 and 2018, the estimated components of distributable earnings/(accumulated losses) on a tax basis were as follow:

	December 31,
	2020	2019	2018
Distributable ordinary income	$1,551,625	$12,112,994	$—
Distributable long-term capital gains (capital loss carry forward)	(90,816,505)	(81,296,397)	(83,390,350)
Unrealized depreciation on investments	(138,454,699)	(135,137,493)	(57,715,367)
Other timing differences	—	(4,353)	(1,617,105)
Total accumulated losses	$(227,719,579)	$(204,325,249)	$(142,722,822)

The 2020 amounts will be finalized before filing the U.S. federal income tax return.

NOTE 12. NET ASSET VALUE PER SHARE

The Company’s net asset value per share as of December 31, 2020, and December 31, 2019, was $4.55 and $5.12, respectively. In determining the Company’s net asset value per share, the Board determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 13. SHARE ISSUANCE AND REPURCHASE PROGRAMS

On August 1, 2019, the Company entered into an Equity Distribution Agreement with Ladenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $150.0 million of the Company’s common stock through an At-the-Market (“ATM”) offering. The Company sold a total of 1,098,277 and 774,803 shares of common stock pursuant to the ATM during the year ended December 31, 2020 and 2019, respectively. The total amount of capital raised under the ATM during the years ended December 31, 2020 and 2019 was approximately $5.8 million and $4.4 million, respectively.

On February 5, 2018, the Board authorized a program for the purpose of repurchasing up to $25.0 million worth of the Company’s common stock. Under that repurchase program, the Company was authorized, but not obligated, to repurchase outstanding common stock in the open market from time to time through December 31, 2018, provided that repurchases comply with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Further, any repurchases were to be conducted in accordance with the 1940 Act. During the year ended December 31, 2018, the Company repurchased approximately $25.0 million shares worth of outstanding common stock. During the years ended December 31, 2020, and 2019, the Company was not authorized to repurchase any shares of outstanding common stock.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 14. SELECTED QUARTERLY DATA (UNAUDITED)

	Year Ended December 31, 2020
	Quarter Ended December 31	Quarter Ended September 30	Quarter Ended June 30	Quarter Ended March 31
Total Investment Income	$8,638,057	$8,225,139	$8,254,621	$10,824,688
Net Investment Income	4,741,740	4,270,279	4,329,982	6,372,491
Net Increase/(Decrease) in Net Assets resulting from Operations	39,664,967	20,848,768	20,555,569	(79,358,013)
Net Increase in Net Assets resulting from Net Investment Income, per common share, basic and diluted	$0.10	$0.09	$0.09	$0.13
Net Increase/(Decrease) in Net Assets resulting from Operations, per common share, basic and diluted	$0.80	$0.42	$0.41	$(1.62)
	Year Ended December 31, 2019
	Quarter Ended December 31	Quarter Ended September 30	Quarter Ended June 30	Quarter Ended March 31
Total Investment Income	$13,429,323	$14,083,050	$20,912,901	$14,225,114
Net Investment Income	8,397,875	8,937,187	12,779,309	8,363,988
Net (Decrease)/Increase in Net Assets resulting from Operations	(4,900,715)	(33,110,464)	(7,536,690)	12,749,952
Net Increase in Net Assets resulting from Net Investment Income, per common share, basic and diluted	$0.18	$0.19	$0.27	$0.18
Net (Decrease)/Increase in Net Assets resulting from Operations, per common share, basic and diluted	$(0.10)	$(0.69)	$(0.16)	$0.27
	Year Ended December 31, 2018
	Quarter Ended December 31	Quarter Ended September 30	Quarter Ended June 30	Quarter Ended March 31
Total Investment Income	$15,193,294	$15,218,452	$12,518,722	$13,346,800
Net Investment Income	8,482,607	8,612,504	7,688,011	8,723,096
Net (Decrease)/Increase in Net Assets resulting from Operations	(34,117,656)	6,512,309	6,901,911	11,490,063
Net Increase in Net Assets resulting from Net Investment Income, per common share, basic and diluted	$0.18	$0.18	$0.15	$0.17
Net (Decrease)/Increase in Net Assets resulting from Operations, per common share, basic and diluted	$(0.71)	$0.13	$0.14	$0.22

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 15. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the financial instruments impairment guidance so that an entity is required to measure expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. ASU 2016-13 also amends the guidance in FASB ASC Subtopic No. 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets, related to the subsequent measurement of accretable yield recognized as interest income over the life of a beneficial interest in securitized financial assets under the effective yield method. ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management has adopted the amendments in ASU 2016-13 as of January 1, 2020. Had the amendments been adopted in 2019, the impact of the adoption would have resulted in an increase in total investment income of approximately $2.2 million for the year ended December 31, 2019.

NOTE 16. RISKS AND UNCERTAINTIES

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for the Company and for its portfolio companies. For example, the COVID-19 pandemic has delivered a shock to the global economy. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby, including a recession and a steep increase in unemployment in the United States.

With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses.

While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with the view to partially or fully reopening their economies, many cities have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Additionally, as of late December 2020, travelers from the United States are not allowed to visit Canada, Australia or the majority of countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines for emergency use starting in December 2020, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 16. RISKS AND UNCERTAINTIES (cont.)

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

This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. As of the date of this annual report on Form 10-K, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on the Company and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations. Additionally, oil prices collapsed to an 18-year low on supply glut concerns, as shutdowns across the global economy sharply reduced oil demand while Saudi Arabia and Russia engaged in a price war. Central banks and governments have responded with liquidity injections to ease the strain on financial systems and stimulus measures to buffer the shock to businesses and consumers. These measures have helped stabilize certain portions of the financial markets over the short term, but volatility will likely remain elevated until the health crisis itself is under control (via fewer new cases, lower infection rates and/or verified treatments). There are still many unknowns and new information is incoming daily, compounding the difficulty of modeling outcomes for epidemiologists and economists alike.

We cannot be certain as to the duration or magnitude of the economic impact of the COVID-19 pandemic in the markets in which we and our portfolio companies operate, including with respect to travel restrictions, business closures, mitigation efforts (whether voluntary, suggested, or mandated by law) and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for the various types of goods and services provided by U.S. middle market companies. Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain portfolio companies may suffer declines in earnings and could experience financial distress, which could cause them to default on their financial obligations to the Company and their other lenders.

We will also be negatively affected if our operations and effectiveness or the operations and effectiveness of a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on the Company and the fair value of its investments. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of the COVID-19 pandemic and the resulting measures taken in response thereto. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 16. RISKS AND UNCERTAINTIES (cont.)

The COVID-19 pandemic and the resulting economic dislocations have had adverse consequences for the business operations of some of the Company’s portfolio companies and CLO investments and have adversely affected, and will likely continue to adversely affect, the Company’s operations. The operational and financial performance of the portfolio companies in which the Company makes investments depends on future developments, including the duration and spread of the outbreak, and such uncertainty may in turn impact the valuation of its investments.

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

NOTE 17. SUBSEQUENT EVENTS

On February 23, 2021, the Board declared the following distributions payable to stockholders as shown below:

Date Declared	Record Date	Payable Date	Per Share Distribution Amount Declared
October 22, 2020	January 15, 2021	January 29, 2021	$0.035
October 22, 2020	February 12, 2021	February 26, 2021	$0.035
October 22, 2020	March 17, 2021	March 31, 2021	$0.035
February 23, 2021	April 16, 2021	April 30, 2021	$0.035
February 23, 2021	May 14, 2021	May 28, 2021	$0.035
February 23, 2021	June 16, 2021	June 30, 2021	$0.035

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

Item 9. Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2020 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2020 based on the criteria in Internal Control — Integrated Framework issued by COSO.

(c) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position	Director Since	Term Expires
Interested Directors
Jonathan H. Cohen	56	Chief Executive Officer	2003	2021
Charles M. Royce	81	Director	2003	2023
Independent Directors
Steven P. Novak	73	Chairman of the Board	2003	2023
Richard W. Neu	65	Director	2016	2022
George Stelljes III	59	Director	2016	2021
Executive Officers
Saul B. Rosenthal	52	President and Chief Operating Officer
Bruce L. Rubin	61	Chief Financial Officer, Corporate Secretary and Treasurer
Gerald Cummins	66	Chief Compliance Officer

Jonathan H. Cohen has served as Chief Executive Officer of both OXSQ and Oxford Square Management, and as the managing member of Oxford Funds, since 2003. Mr. Cohen has also served as Chief Executive Officer and Director of Oxford Lane Capital Corp. (NasdaqGS:OXLC), a registered closed-end fund, and as Chief Executive Officer of Oxford Lane Management, since 2010. Since 2015 and 2018, respectively, Mr. Cohen has also served as the Chief Executive Officer of each of Oxford Bridge Management, LLC, or “Oxford Bridge Management,” the investment adviser to Oxford Bridge, LLC and Oxford Bridge II, LLC (collectively, the “Oxford Bridge Funds”), and, Oxford Gate Management, LLC, or “Oxford Gate Management,” the investment adviser to Oxford Gate Master Fund, LLC, Oxford Gate, LLC, and Oxford Gate (Bermuda) LLC, (collectively the “Oxford Gate Funds”) The Oxford Bridge Funds and the Oxford Gate Funds are private investment funds. Previously, Mr. Cohen managed technology equity research groups at Wit Capital, Merrill Lynch, UBS and Smith Barney. Mr. Cohen is member of the Board of Trustees of Connecticut College. Mr. Cohen received a B.A. in Economics from Connecticut College and an M.B.A. from Columbia University. Mr. Cohen’s depth of experience in managerial positions in investment management, securities research and financial services, as well as his intimate knowledge of our business and operations, gives our Board valuable industry-specific knowledge and expertise on these and other matters.

Steven P. Novak currently serves as the Chairman of the Board of Directors of Quisk, Inc. an early stage mobile payments company, in the process of liquidating its assets. Mr. Novak also served on the Board of Directors of CyberSource Corporation, a payment processing and fraud management company, until its July 2010 acquisition by Visa, Inc. In the course of his tenure at CyberSource Corporation, he served as Chairman of the Audit and Nominating Committees and as Lead Independent Director. Mr. Novak previously served as President of Palladio Capital Management, LLC and as the Principal and Managing Member of the General Partner of Palladio Partners, LP, an equities hedge fund, from July 2002 until July 2009. Mr. Novak received a Bachelor of Science degree from Purdue University and an M.B.A. from Harvard University. A Chartered Financial Analyst, Mr. Novak’s financial expertise from his experience as a financial manager and varied roles on the boards of both publicly-traded and privately-held companies qualifies him to serve as chairman of our Board and provides our Board with particular technology-related knowledge and the perspective of a knowledgeable corporate leader.

Charles M. Royce currently serves as Chairman of the Board of Managers of Royce & Associates, LP. Prior to 2017, Mr. Royce served as Chief Executive Officer of Royce & Associates, LP since 1972. He also manages or co-manages eight of Royce & Associates, LP’s open- and closed-end registered funds. Mr. Royce serves on the

Board of Trustees of The Royce Funds. Mr. Royce’s history with us, familiarity with our investment platform, and extensive knowledge of the financial services industry and the investment valuation process in particular qualify him to serve as a member of our Board.

Richard W. Neu currently serves on the board of directors, including on the audit committee, the compensation committee and as a lead director, of Tempur Sealy International, Inc., a manufacturer of mattresses and bedding products. Mr. Neu also currently serves on the board of directors, as chair of the audit committee and as a member of the executive committee and nominating and corporate governance committee of Huntington Bancshares Incorporated, a bank holding company. Until the sale of the company in 2012, he was the lead director and a member of the audit committee and governance committee of Dollar Thrifty Automotive Group, Inc., a car rental business, having served as the chairman of the Dollar Thrifty board of directors from 2010 through 2011. Mr. Neu also served as a director of MCG Capital Corporation, a business development company, from 2007 until its sale in 2015, and during this period served as chairman of the board from 2009 to 2015 and as Chief Executive Officer from November 2011 to November 2012. Mr. Neu served from 1985 to 2004 as Chief Financial Officer of Charter One Financial, Inc., a major regional bank holding company, and a predecessor firm, and as a director of Charter One Financial, Inc. from 1992 to August 2004. Mr. Neu previously worked for KPMG as a senior audit manager. Mr. Neu received a B.B.A. from Eastern Michigan University with a major in accounting. Mr. Neu was selected to serve as a director on our Board due to his extensive knowledge and experience handling complex financial and operational issues through his service as both a director and executive officer of a variety of public companies.

George “Chip” Stelljes III is currently the managing partner of St. John’s Capital, LLC, a vehicle used to make private equity investments. From 2001 to 2013, Mr. Stelljes held various senior positions with the Gladstone Companies, including serving as the chief investment officer, president and a director of Gladstone Capital Corporation and Gladstone Investment Corporation, both of which are business development companies, of Gladstone Commercial Corporation, a real estate investment trust, and of their registered investment adviser, Gladstone Management Corporation. From 1999 to 2001, Mr. Stelljes was a managing member of Camden Partners, a private equity firm which finances high growth companies in communications, education, healthcare and business services sectors. From 1997 to 1999, Mr. Stelljes was a managing director and partner of Columbia Capital, a venture capital firm focused on investments in communications and information technology. From 1989 to 1997, Mr. Stelljes held various positions, including executive vice president and principal, with the Allied Capital companies. From 2001 through 2012, Mr. Stelljes served as a general partner and investment committee member of Patriot Capital and Patriot Capital II, which are private equity funds. Mr. Stelljes currently serves on the board of directors of Intrepid Capital Corporation, an asset management firm. Mr. Stelljes is also currently the chairman of the board of directors of Bluestone Community Development Fund, a closed-end investment company that operates as an interval fund. He is also a former board member and regional president of the National Association of Small Business Investment Companies. Mr. Stelljes holds an MBA from the University of Virginia and a BA in Economics from Vanderbilt University. Mr. Stelljes was selected to serve as a director on our Board due to his more than twenty-five years of experience in the investment analysis, management, and advisory industries.

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

Gerald Cummins has served as the Company’s Chief Compliance Officer since June 2015 pursuant to an agreement between the Company and Alaric Compliance Services, LLC, a compliance consulting firm. Mr. Cummins also currently serves as the Chief Compliance Officer of Oxford Square Management, Oxford Lane Capital Corp., Oxford Lane Management, LLC, Oxford Funds LLC, Oxford Bridge Management, LLC, and since 2018 Oxford Gate Management, LLC. Mr. Cummins has been a Director of Alaric Compliance Services, LLC since June 2014 and in that capacity he also serves as the Chief Compliance Officer to one other business development company. Prior to joining Alaric Compliance Services, LLC, Mr. Cummins was a consultant for Barclays Capital Inc. from 2012 to 2013, where he participated in numerous compliance projects on pricing and valuation, compliance assessments, and compliance policy and procedure development. Prior to his consulting work at Barclays, Mr. Cummins was from 2010 to 2011 the Chief Operating Officer and the Chief Compliance Officer for BroadArch Capital and from 2009 to 2011 the Chief Financial Officer and Chief Compliance Officer to its predecessor New Castle Funds, a long-short equity asset manager. Prior to that, Mr. Cummins spent 25 years at Bear Stearns Asset Management, where he was a Managing Director and held senior compliance, controllers and operations risk positions. Mr. Cummins graduated with a B.A. in Mathematics from Fordham University.

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

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board implemented since the filing of our Proxy Statement for our 2020 Annual Meeting of Stockholders.

Audit Committee

The Audit Committee operates pursuant to a charter approved by our Board, copy of which is available on our website at www.oxfordsquarecapital.com. The charter sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include recommending the selection of our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements and periodic filings, and receiving the audit reports covering our financial statements. The Audit Committee is presently composed of five persons: Messrs. Novak, Neu and Stelljes, all of whom are considered independent under the rules promulgated by the NASDAQ Global Stock Market. Our Board has determined that Messrs. Novak and Neu are each an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act. Messrs. Novak, Neu and Stelljes each meet the current independence and experience requirements of Rule 10A-3 of the Exchange Act and, in addition, are each not an “interested person” of OXSQ as defined in Section 2(a)(19) of the 1940 Act. Mr. Neu currently serves as Chairman of the Audit Committee. The Audit Committee met on four occasions during 2020.

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

The compensation of our Chief Financial Officer and Corporate Secretary is paid by our administrator, Oxford Funds, subject to reimbursement by us of an allocable portion of such compensation for services rendered by our Chief Financial Officer and Corporate Secretary to OXSQ. The allocable portion of such compensation that is reimbursed to Oxford Funds by us is based on an estimate of the time spent by our Chief Financial Officer and Corporate Secretary and other administrative personnel in performing their respective duties for us in accordance with the Administration Agreement. For the fiscal year ended December 31, 2020, we accrued approximately $0.7 million for the allocable portion of compensation expenses incurred by Oxford Funds on our behalf for our Chief Financial Officer, our Treasurer and Controller, and other administrative support personnel, pursuant to our Administration Agreement with Oxford Funds. Mr. Cummins is a Director of Alaric Compliance Services, LLC, and performs his functions as our Chief Compliance Officer under the terms of an agreement between us and Alaric Compliance Services, LLC. For the fiscal year ended December 31, 2020, we accrued approximately $120,000 for the fees paid to Alaric Compliance Services, LLC.

Director Compensation

Each independent director receives an annual fee of $90,000. The Chairman of the Board receives an additional annual fee of $30,000 for his service as Chairman of the Board. In addition, the independent directors receive $4,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Board meeting, $1,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Valuation Committee meeting, $1,500 plus reimbursement of reasonable out of-pocket expenses incurred in connection with attending each Audit Committee meeting, $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Nominating and Corporate Governance Committee meeting, $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Compensation Committee meeting. The Chairman of the Audit Committee also receives an additional annual fee of $10,000 for his service as chair of the Audit Committee. The Chairman of the Valuation Committee also receives an additional annual fee of $7,500 for his service as chair of the Valuation Committee. The Chairman of the Nominating and Corporate Governance Committee also receives an additional annual fee of $5,000 for his service as chair of the Nominating and Corporate Governance Committee. The Chairman of the Compensation Committee also receives an additional annual fee of $5,000 for his service as chair of the Compensation Committee. No compensation was paid to directors who are interested persons of OXSQ as defined in the 1940 Act.

The following table sets forth compensation of our directors for the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash(1)	All Other Compensation(2)	Total
Interested Directors
Jonathan H. Cohen	—	—	—
Charles M. Royce	—	—	—
Independent Directors
Steven P. Novak	$163,000	—	$163,000
Richard W. Neu	$143,000	—	$143,000
George Stelljes III	$135,500	—	$135,500

____________

(1)      For a discussion of the independent directors’ compensation, see above.

(2)      We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.

Compensation Committee

The Compensation Committee operates pursuant to a charter approved by our Board, a copy of which is available on our website at www.oxfordsquarecapital.com. The charter sets forth the responsibilities of the Compensation Committee. The Compensation Committee is responsible for annually reviewing and recommending for approval to our Board the Investment Advisory Agreement and the Administration Agreement. The Compensation Committee is also responsible for reviewing and approving the compensation of the Independent Directors, including the Chairman of the Board. In addition, although we do not directly compensate our executive officers currently, to the extent that we do so in the future, the Compensation Committee would also be responsible for reviewing and evaluating their compensation and making recommendations to the Board regarding their compensation. Lastly, the Compensation Committee would produce a report on our executive compensation practices and policies for inclusion in our proxy statement if required by applicable proxy rules and regulations and, if applicable, make recommendations to the Board on our executive compensation practices and policies. The Compensation Committee has the authority to engage compensation consultants and to delegate their duties and responsibilities to a member or to a subcommittee of the Compensation Committee. The Compensation Committee is presently composed of three persons: Messrs. Novak, Neu and Stelljes, all of whom are considered independent under the rules of the NASDAQ Global Select Market and are not “interested persons” of Oxford Square Capital Corp. as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Novak serves as Chairman of the Compensation Committee. The Compensation Committee met one time during 2020.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2020 none of the Company’s executive officers served on the Board (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the Compensation Committee of the Company or on the Board of the Company. No current or past executive officers of the Company or its affiliates serve on the Company’s Compensation Committee.

Compensation Committee Report

Currently, none of our executive officers are compensated by the Company and as such the Compensation Committee is not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 19, 2021, the beneficial ownership of each director, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage of Class(2)
Interested Directors
Jonathan H. Cohen(3)	1,412,906		2.8%
Charles M. Royce(4)	1,505,613		3.0%
Independent Directors
Steven P. Novak(5)	17,410		*
Richard W. Neu	70,000		*
George Stelljes III	34,000		*
Executive Officers
Saul B. Rosenthal(3)	1,251,270		2.5%
Bruce L. Rubin	8,212		*
Gerald Cummins	—		—
Executive Officers and Directors as a Group	4,298,573	(6)	8.7%

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

(2)      Based on a total of 49,589,607 of our common stock issued and outstanding on March 19, 2021.

(3)      Includes 838 held by Oxford Funds, which may be deemed to be beneficially owned by Messrs. Cohen and Rosenthal by virtue of their ownership interests therein.

(4)      Mr. Royce may be deemed to beneficially own 1,211,399 held by Royce Family Investments, LLC and 294,214 held by Royce Family Fund, Inc. Mr. Royce disclaims beneficial ownership of any shares directly held by Royce Family Fund, Inc. The address for both of these entities is 745 Fifth Avenue, New York, New York 10151.

(5)      These shares are held by Mr. Novak’s spouse, which Mr. Novak may be deemed to beneficially own.

(6)      The 838 held by Oxford Funds, described in footnote 3 above, are included in the number of shares held by each of Mr. Cohen and Mr. Rosenthal, but are only counted once 838 in the total held by the executive officers and directors as a group.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of March 19, 2021.

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

____________

(1)      The dollar ranges are: None, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or Over $100,000.

(2)      The dollar range of equity securities beneficially owned in us is based on the closing price for our common stock of $4.11 on March 19, 2021 on the NASDAQ Global Select Market. Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

We have entered into the Investment Advisory Agreement with Oxford Square Management. Oxford Square Management is controlled by Oxford Funds, its managing member. In addition to Oxford Funds, Oxford Square Management is owned by Charles M. Royce, a member of our Board, who holds a minority, non-controlling interest in Oxford Square Management as the non-managing member. Oxford Funds, as the managing member of Oxford Square Management, manages the business and internal affairs of Oxford Square Management. In addition, Oxford Funds provides us with office facilities and administrative services pursuant to the Administration Agreement.

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

We have also adopted a Code of Business Conduct and Ethics which applies to, among others, our senior officers, including our Chief Executive Officer and Chief Financial Officer, as well as all of our officers, directors and employees. Our Code of Business Conduct and Ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Pursuant to our Code of Business Conduct and Ethics, each employee, officer and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict. Our Audit Committee is charged with approving any waivers under our Code of Ethics. As required by the NASDAQ Global Select Market corporate governance listing standards, the Audit Committee of our Board is also required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

Director Independence

In accordance with rules of the NASDAQ Stock Market, our Board annually determines each director’s independence. We do not consider a director independent unless our Board has determined that he or she has no material relationship with us. We monitor the relationships of our directors and officers through a questionnaire each director completes no less frequently than annually and updates periodically as information provided in the most recent questionnaire changes.

In order to evaluate the materiality of any such relationship, our Board uses the definition of director independence set forth in the rules promulgated by the NASDAQ Stock Market. Rule 5605(a)(2) provides that a director of a BDC, shall be considered to be independent if he or she is not an “interested person” of OXSQ, as defined in Section 2(a)(19) of the 1940 Act.

The Board has determined that each of the directors is independent and has no relationship with us, except as a director and stockholder, with the exception of Jonathan H. Cohen, as a result of his position as our Chief Executive Officer, and Charles M. Royce, as a result of his ownership of a minority, non-controlling interest in our investment adviser, Oxford Square Management.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2020 and December 31, 2019. PricewaterhouseCoopers LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

For the years ended December 31, 2020 and December 31, 2019, the Company incurred the following fees for services provided by PricewaterhouseCoopers LLP including expenses:

	Fiscal Year Ended December 31, 2020	Fiscal Year Ended December 31, 2019
Audit Fees	$899,308	$975,301
Audit-Related Fees	—	—
Tax Fees	—	61,500
All Other Fees	—	—
Total Fees:	$899,308	$1,036,801

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

During the year ended December 31, 2020, the Audit Committee pre-approved 100% of non-audit services in accordance with the pre-approval policy described above.

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

10.4	Second Amended and Restated Distribution Reinvestment Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 10-K filed on March 4, 2015).
10.5	Oxford Square Management, LLC’s Fee Waiver Letter, dated March 9, 2016 (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K, filed on March 10, 2016).

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to the Registrant’s report on Form 8-K, filed on March 2, 2017).
21.1	Subsidiaries of Registrant and jurisdiction of incorporation/organization: Oxford Square Funding 2018, LLC — Delaware.
23.1	Consent of PricewaterhouseCoopers LLP*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

____________

*        Filed herewith.

c. Financial statement schedule

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXFORD Square CAPITAL CORP.
Date: March 22, 2021	/s/ Jonathan H. Cohen
Jonathan H. Cohen Chief Executive Officer (Principal Executive Officer)
Date: March 22, 2021	/s/ Bruce L. Rubin
Bruce L. Rubin Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 22, 2021	/s/ Steven P. Novak
Steven P. Novak Chairman of the Board of Directors
Date: March 22, 2021	/s/ Jonathan H. Cohen
Jonathan H. Cohen Chief Executive Officer and Director (Principal Executive Officer)
Date: March 22, 2021	/s/ Richard W. Neu
Richard W. Neu Director
Date: March 22, 2021	/s/ Charles M. Royce
Charles M. Royce Director
Date: March 22, 2021	/s/ George Stelljes III
George Stelljes III Director