Form 10-Q
period 2021-03-31
Oxford Square Capital Corp.
filed 2021-04-29
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of April 28, 2021, was 49,597,964.

OXFORD SQUARE CAPITAL CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Non-affiliated/non-control investments (cost: $402,424,840 and $407,547,351, respectively)	$320,597,611	$294,674,000
Affiliated investments (cost: $16,836,822 and $16,836,822, respectively)	—	—
Cash equivalents	39,749,201	59,137,284
Interest and distributions receivable	1,747,323	2,299,259
Securities sold not settled	—	950,000
Other assets	566,971	597,238
Total assets	$362,661,106	$357,657,781
LIABILITIES
Notes payable – 6.50% Unsecured Notes, net of deferred issuance costs of $975,001 and $1,055,065, respectively	$63,395,224	$63,315,160
Notes payable – 6.25% Unsecured Notes, net of deferred issuance costs of $1,185,591 and $1,243,082, respectively	43,605,159	43,547,668
Securities purchased not settled	10,945,000	23,156,556
Base Fee and Net Investment Income Incentive Fee payable to affiliate	1,389,250	1,159,703
Accrued interest payable	478,191	478,191
Accrued expenses	802,669	573,977
Total liabilities	120,615,493	132,231,255
COMMITMENTS AND CONTINGENCIES (Note 13)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized; 49,597,964 and 49,589,607 shares issued and outstanding, respectively	495,979	495,895
Capital in excess of par value	452,686,971	452,650,210
Total distributable earnings/(accumulated losses)	(211,137,337)	(227,719,579)
Total net assets	242,045,613	225,426,526
Total liabilities and net assets	$362,661,106	$357,657,781
Net asset value per common share	$4.88	$4.55

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)
March 31, 2021

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes
Aerospace and Defense
Novetta, LLC
first lien senior secured notes, 6.00% (LIBOR + 5.00%), (1.00% floor) due October 16, 2022(4)(5)(6)(16)	November 20, 2014	$5,400,380	$5,368,303	$5,370,029
Total Aerospace and Defense			$5,368,303	$5,370,029	2.2%

Business Services
Access CIG, LLC
second lien senior secured notes, 7.87% (LIBOR + 7.75%), (0.00% floor) due February 27, 2026(4)(5)(14)(15)	February 14, 2018	$16,754,000	$16,832,870	$16,649,288

Convergint Technologies, LLC
second lien senior secured notes, 7.50% (LIBOR + 6.75%), (0.75% floor) due March 19, 2029(4)(5)(15)	March 18, 2021	11,000,000	10,945,000	11,000,000

OMNIA Partners, Inc.
second lien senior secured notes, 7.70% (LIBOR + 7.50%), (0.00% floor) due May 22, 2026(4)(5)(14)(16)	May 17, 2018	14,000,000	13,951,391	13,370,000

Premiere Global Services, Inc.
first lien senior secured notes, 7.50% (LIBOR + 6.50%), (1.00% floor) due June 8, 2023(4)(5)(6)(10)(14)	October 1, 2019	14,273,926	13,847,169	12,405,469
second lien senior secured notes, 10.00%, 0.50% Cash, 10.00% PIK (LIBOR + 9.00%) (1.00% floor) due June 6, 2024(3)(4)(5)(10)(14)(17)	October 1, 2019	11,673,898	9,817,795	3,562,874

Verifone Systems, Inc.
first lien senior secured notes, 4.18% (LIBOR + 4.00%), (0.00% floor) due August 20, 2025(4)(5)(6)(14)(16)	August 9, 2018	13,804,390	13,237,559	13,493,791
Total Business Services			$78,631,784	$70,481,422	29.1%

Diversified Insurance
AmeriLife Group LLC
second lien senior secured notes, 9.50% (LIBOR + 8.50%), (1.00% floor) due March 18, 2028(4)(5)(16)	March 18, 2020	$11,000,000	$10,804,280	$11,000,000

AIS Intermediate, LLC
first lien senior secured notes, 5.21% (LIBOR + 5.00%), (1.00% floor) due August 15, 2025(4)(5)(6)(16)	January 7, 2021	11,577,124	11,131,847	11,229,810
Total Diversified Insurance			$21,936,127	$22,229,810	9.2%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)
March 31, 2021

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
Healthcare
Keystone Acquisition Corp.
first lien senior secured notes, 6.25% (LIBOR + 5.25%), (1.00% floor) due May 1, 2024(4)(5)(6)(14)(16)	May 10, 2017	$7,362,500	$7,344,464	$7,070,724
second lien senior secured notes, 10.25% (LIBOR + 9.25%), (1.00% floor) due May 1, 2025(4)(5)(14)(16)	May 10, 2017	13,000,000	12,898,022	12,055,680

New Trojan Parent, Inc. (f/k/a Careismatic Brands)
second lien senior secured notes, 7.75% (LIBOR + 7.25%), (0.00% floor) due January 5, 2029(4)(5)(15)	January 22, 2021	7,000,000	6,934,075	6,930,000

Viant Medical Holdings, Inc.
first lien senior secured notes, 3.86% (LIBOR + 3.75%), (0.00% floor) due July 2, 2025(4)(5)(6)(14)(15)	June 26, 2018	9,750,000	9,749,155	9,439,268
second lien senior secured notes, 7.86% (LIBOR + 7.75%), (0.00% floor) due July 2, 2026(4)(5)(14)(15)	June 26, 2018	5,000,000	4,962,882	4,545,000

HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)
first lien senior secured notes, 4.61% (LIBOR + 4.50%), (0.00% floor) due April 3, 2025(4)(5)(6)(14)(15)	October 31, 2018	13,802,411	13,566,142	13,181,302
Total Healthcare			$55,454,740	$53,221,974	22.0%

Plastics Manufacturing
Spectrum Holdings III Corp. (f/k/a KPEX Holdings, Inc.)
first lien senior secured notes, 4.25% (LIBOR + 3.25%), (1.00% floor) due January 31, 2025(4)(5)(6)(10)	June 24, 2020	$7,422,545	$6,715,974	$7,051,418
Total Plastics Manufacturing			$6,715,974	$7,051,418	2.9%

Software
Quest Software, Inc.
second lien senior secured notes, 8.46% (LIBOR + 8.25%), (0.00% floor) due May 18, 2026(4)(5)(14)(16)	May 17, 2018	$13,353,672	$13,232,220	$13,320,288
Total Software			$13,232,220	$13,320,288	5.5%

Telecommunications Services
Global Tel Link Corp.
second lien senior secured notes, 8.36% (LIBOR + 8.25%), (0.00% floor) due November 29, 2026(4)(5)(14)(15)	November 20, 2018	$17,000,000	$16,763,398	$14,450,000
Total Telecommunication Services			$16,763,398	$14,450,000	6.0%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)
March 31, 2021

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
Utilities
CLEAResult Consulting, Inc.
second lien senior secured notes, 7.36% (LIBOR + 7.25%), (0.00% floor) due August 10, 2026(4)(5)(15)	August 3, 2018	$7,650,000	$7,668,666	$7,267,500
Total Utilities			$7,668,666	$7,267,500	3.0%
Total Senior Secured Notes			$205,771,212	$193,392,441	79.9%

Collateralized Loan Obligation – Equity Investments
Structured Finance
Atlas Senior Loan Fund XI, Ltd.
CLO subordinated notes, estimated yield 5.37% due July 26, 2031(9)(11)(12)(18)(24)	April 5, 2019	$5,725,000	$3,983,974	$2,633,500

Babson CLO Ltd. 2015-I
CLO subordinated notes, estimated yield 0.00% due January 20, 2031(9)(11)(12)(18)	July 26, 2018	2,840,000	1,613,414	937,200

BlueMountain CLO 2014-2 Ltd.
CLO subordinated notes, estimated yield 12.15% due October 20, 2030(9)(11)(12)(18)	April 3, 2019	6,374,000	2,846,201	1,784,720

Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 5.22% due January 18, 2029(9)(11)(12)(18)(24)	March 19, 2013	6,250,000	3,207,719	1,814,434

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 10.89% due June 09, 2030(9)(11)(12)(18)	October 23, 2013	18,000,000	11,313,764	9,720,000

Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 12.63% due October 20, 2028(9)(11)(12)(18)	May 15, 2017	7,700,000	6,875,715	5,621,000

CIFC Funding 2014-3, Ltd.
CLO subordinated notes, estimated yield 8.03% due October 22, 2031(9)(11)(12)(18)(25)	January 24, 2017	10,000,000	5,532,766	3,900,000

Madison Park Funding XVIII, Ltd.
CLO subordinated notes, estimated yield 35.02% due October 21, 2030(9)(11)(12)(18)(24)	May 22, 2020	12,500,000	5,407,455	7,375,000

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 14.73% due January 22, 2028(9)(11)(12)(18)(24)	May 11, 2016	5,422,500	4,191,860	3,849,975

Nassau 2019-I Ltd.
CLO subordinated notes, estimated yield 14.40% due April 15, 2031(9)(11)(12)(18)(24)	April 11, 2019	23,500,000	17,260,189	11,045,000

Octagon Investment Partners 37, Ltd.
CLO subordinated notes, estimated yield 48.14% due July 25, 2030(9)(11)(12)(18)(24)	May 12, 2020	3,598,540	1,664,982	2,788,869

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)
March 31, 2021

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Octagon Investment Partners 45, Ltd.
CLO subordinated notes, estimated yield 36.65% due October 15, 2032(9)(11)(12)(18)	May 13, 2020	$3,750,000	$2,233,960	$2,907,091

Octagon Investment Partners 49, Ltd.
CLO subordinated notes, estimated yield 18.39% due January 15, 2033(9)(11)(12)(14)(18)	December 11, 2020	28,875,000	23,167,334	22,666,875

Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 25, 2030(9)(11)(12)(14)(18)	August 1, 2018	45,500,000	34,506,544	20,020,000

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 17, 2026(9)(11)(12)(18)(24)	January 25, 2013	14,447,790	6,237,524	144,478

Telos CLO 2013-4, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 17, 2030(9)(11)(12)(18)(24)	May 20, 2015	11,350,000	6,521,724	2,016,116

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 17, 2028(9)(11)(12)(18)	April 11, 2014	28,500,000	18,179,226	855,000

Venture XVII, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(24)	January 27, 2017	6,200,000	3,274,300	631,248

Venture XX, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(24)	July 27, 2018	3,000,000	1,216,869	360,000

Venture 35 CLO, Limited
CLO subordinated notes, estimated yield 27.98% due October 22, 2031(9)(11)(12)(18)	December 7, 2020	3,000,000	1,458,401	1,410,000

Venture 39 CLO, Limited
CLO subordinated notes, estimated yield 42.34% due April 15, 2033(9)(11)(12)(18)	May 8, 2020	5,150,000	2,992,262	3,708,000

Vibrant CLO V, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 20, 2029(9)(11)(12)(18)	April 27, 2017	13,475,000	10,075,015	5,390,000

West CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 18, 2026(9)(11)(12)(18)(24)	May 12, 2017	9,250,000	2,068,419	462,500

Westcott Park CLO, Ltd.
CLO subordinated notes, estimated yield 35.19% due July 20, 2028(9)(11)(12)(18)	September 16, 2020	19,000,000	8,753,012	9,880,000

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)
March 31, 2021

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT/SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
THL Credit Wind River 2012-1 CLO, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 15, 2026(9)(11)(12)(18)	June 11, 2015	$7,500,000	$3,157,112	$217,500

Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 15, 2029(9)(11)(12)(18)	May 3, 2017	10,500,000	7,381,533	2,520,000

CLO Equity Side Letter Related Investments(11)(12)(13)(25)(26)			1,532,354	2,546,664
Total Structured Finance			$196,653,628	$127,205,170	52.6%
Total Collateralized Loan Obligation – Equity Investments			$196,653,628	$127,205,170	52.6%

Common Stock
IT Consulting
Unitek Global Services, Inc.
common equity(7)(27)	January 13, 2015	1,244,188	$684,960	$—
Total IT Consulting			$684,960	$—	0.0%
Total Common Stock			$684,960	$—	0.0%

Preferred Stock
IT Consulting
Unitek Global Services, Inc.
Series B Preferred Stock(3)(17)(21)(27)	June 26, 2019	13,023,654	$9,002,159	$—
Series B Senior Preferred Stock(3)(17)(22)(27)	June 26, 2019	6,022,640	4,535,443	—
Series B Super Senior Preferred Stock(3)(17)(23)(27)	June 26, 2019	3,336,532	2,614,260	—
Total IT Consulting			$16,151,862	$—	0.0%
Total Preferred Equity			$16,151,862	$—	0.0%

Total Investments in Securities(8)			$419,261,662	$320,597,611	132.5%

Cash Equivalents
First American Government Obligations Fund(19)			$39,749,201	$39,749,201
Total Cash Equivalents			$39,749,201	$39,749,201	16.4%
Total Investments in Securities and Cash Equivalents			$459,010,863	$360,346,812	148.9%

_________

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

(3)      As of March 31, 2021, the portfolio includes $11,673,898 principal amount of debt investments and 22,382,826 shares of preferred stock investments which contain a PIK provision.

(4)      Notes bear interest at variable rates and are subject to an interest rate floor where disclosed. The rate disclosed is as of March 31, 2021.

(5)      Cost value reflects accretion of original issue discount or market discount, or amortization of premium.

(6)      Cost value reflects repayment of principal

(7)      Non-income producing at the relevant period end.

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)
March 31, 2021

(8)      Aggregate gross unrealized appreciation for U.S. federal income tax purposes is $8,075,281; aggregate gross unrealized depreciation for U.S. federal income tax purposes is $122,307,660. Net unrealized depreciation is $114,232,379 based upon an estimated tax cost basis of $434,829,990 as of March 31, 2021.

(9)      Cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO equity investments.

(10)    The principal balance outstanding for this debt investment, in whole or in part, is indexed to 180-day LIBOR.

(11)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2021, the Company held qualifying assets that represented 63.8% of its total assets.

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

(17)    As of March 31, 2021, this debt or preferred equity investment was on non-accrual status. The aggregate fair value of these investments was approximately $3.6 million.

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

(19)    Represents cash equivalents held in money market accounts as of March 31, 2021.

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

(24)    The investment is co-invested with the Company’s affiliates. See “Note 7. Related Party Transactions.”

(25)    The CLO equity side letter related investments have acquisition dates from October 2013 through December 2020. No additional acquisitions during quarter ended March 31, 2021.

(26)    Cost value reflects amortization.

(continued on next page)

See Accompanying Notes

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)
March 31, 2021

(27)    These investments are deemed to be an “affiliate,” as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned between 5% and 25% of its voting securities. We do not “control” any of our portfolio companies. Fair value as of December 31, 2020 and March 31, 2021 along with transactions during the quarter ended March 31, 2021 in these affiliated investments are as follows:

Name of Issuer	Title of Issue	Amount of Interest or Dividends Credited to Income(a)	Fair Value as of December 31, 2020	Gross Additions(b)	Gross Reductions(c)	Net Change in Unrealized Depreciation	Fair Value as of March 31, 2021
AFFILIATED INVESTMENT:
Unitek Global Systems, Inc.	Common Stock	$—	$—	$—	$—	$—	$—
	Series B Preferred Stock	—	—	—	—	—	—
	Series B Senior Preferred Stock	—	—	—	—	—	—
	Series B Super Senior Preferred Stock	—	—	—	—	—	—
Total Affiliated Investment		—	—	—	—	—	—
Total Control Investment		—	—	—	—	—	—
TOTAL CONTROL AND AFFILIATED INVESTMENTs		$—	$—	$—	$—	$—	$—

____________

(a)      Represents the total amount of interest or distributions credited to income for the portion of the year an investment was an affiliate investment.

(b)      Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees. For the quarter ended March 31, 2021, a total of approximately $0.9 million of paid-in-kind dividends were entitled to be received yet deemed uncollectible.

(c)      Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs.

See Accompanying Notes

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

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
December 31, 2020

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Nassau 2019-I Ltd.
CLO subordinated notes, estimated yield 13.53% due April 15, 2031(9)(11)(12)(14)(18)(24)	April 11, 2019	$23,500,000	$17,716,348	$11,750,000

Octagon Investment Partners 37, Ltd.
CLO subordinated notes, estimated yield 46.94% due July 25, 2030(9)(11)(12)(18)(24)	May 12, 2020	3,598,540	1,639,258	2,770,876

Octagon Investment Partners 45, Ltd.
CLO subordinated notes, estimated yield 32.04% due October 15, 2032(9)(11)(12)(18)	May 13, 2020	3,750,000	2,202,802	3,127,571

Octagon Investment Partners 49, Ltd.
CLO subordinated notes, estimated yield 20.25% due January 15, 2033(9)(11)(12)(14)(18)	December 11, 2020	28,875,000	22,162,586	21,907,317

Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 25, 2030(9)(11)(12)(14)(18)	August 1, 2018	45,500,000	36,012,913	18,200,000

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 17, 2026(9)(11)(12)(18)(24)	January 25, 2013	14,447,790	6,237,524	144,478

Telos CLO 2013-4, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 17, 2030(9)(11)(12)(18)(24)	May 20, 2015	11,350,000	6,775,608	1,994,913

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 17, 2028(9)(11)(12)(18)	April 11, 2014	28,500,000	18,179,226	285,000

Venture XVII, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(24)	January 27, 2017	6,200,000	3,511,052	568,265

Venture XX, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(24)	July 27, 2018	3,000,000	1,216,869	150,000

Venture 35 CLO, Limited
CLO subordinated notes, estimated yield 23.16% due October 22, 2031(9)(11)(12)(18)	December 7, 2020	3,000,000	1,452,178	1,410,000

Venture 39 CLO, Limited
CLO subordinated notes, estimated yield 35.57% due April 15, 2033(9)(11)(12)(18)	May 8, 2020	5,150,000	2,916,223	4,068,500

Vibrant CLO V, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 20, 2029(9)(11)(12)(18)	April 27, 2017	13,475,000	10,535,500	4,716,250

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
December 31, 2020

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
West CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 18, 2026(9)(11)(12)(18)(24)	May 12, 2017	$9,250,000	$4,870,097	$1,942,500

Westcott Park CLO, Ltd.
CLO subordinated notes, estimated yield 27.60% due July 20, 2028(9)(11)(12)(18)	September 16, 2020	19,000,000	8,742,550	10,070,000

THL Credit Wind River 2012-1 CLO, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 15, 2026(9)(11)(12)(18)	June 11, 2015	7,500,000	3,157,112	—

Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 15, 2029(9)(11)(12)(18)	May 3, 2017	10,500,000	7,381,532	1,890,000

CLO Equity Side Letter Related Investments(11)(12)(13)(25)(26)			1,600,801	1,373,959
Total Structured Finance			$205,065,546	$122,514,111	54.3%
Total Collateralized Loan Obligation – Equity Investments			$205,065,546	$122,514,111	54.3%

Common Stock
IT Consulting
Unitek Global Services, Inc.
common equity(7)(27)	January 13, 2015	1,244,188	$684,960	$—
Total IT Consulting			$684,960	$—	0.0%
Total Common Stock			$684,960	$—	0.0%

Preferred Stock
IT Consulting
Unitek Global Services, Inc.
Series B Preferred Stock(3)(17)(21)(27)	June 26, 2019	12,598,456	$9,002,159	$—
Series B Senior Preferred Stock(3)(17)(22)(27)	June 26, 2019	5,749,537	4,535,443	—
Series B Super Senior Preferred Stock(3)(17)(23)(27)	June 26, 2019	3,177,649	2,614,260	—
Total IT Consulting			$16,151,862	$—	0.0%
Total Preferred Equity			$16,151,862	$—	0.0%
Total Investments in Securities(8)			$424,384,173	$294,674,000	130.7%

Cash Equivalents
First American Government Obligations Fund(19)			$59,137,284	$59,137,284
Total Cash Equivalents			$59,137,284	$59,137,284	26.2%
Total Investments in Securities and Cash Equivalents			$483,521,457	$353,811,284	156.9%

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

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$4,222,037	$5,654,255
Income from securitization vehicles and investments	4,681,300	4,759,070
Other income	456,353	411,363
Total investment income from non-affiliated/non-control investments	9,359,690	10,824,688
Total investment income	9,359,690	10,824,688
EXPENSES
Interest expense	1,883,425	2,173,468
Base Fee	1,389,250	1,231,210
Professional fees	684,954	473,989
Compensation expense	172,722	200,348
General and administrative	415,175	373,182
Total expenses before incentive fees	4,545,526	4,452,197
Net Investment Income Incentive Fees	—	—
Total expenses	4,545,526	4,452,197
Net investment income	4,814,164	6,372,491
Net change in unrealized appreciation/(depreciation) on investments:
Non-Affiliate/non-control investments	31,046,122	(83,015,626)
Affiliated investments	—	(2,432,494)
Total net change in unrealized appreciation/(depreciation) on investments	31,046,122	(85,448,120)
Net realized losses:
Non-affiliated/non-control investments	(14,071,131)	(277,173)
Extinguishment of debt	—	(5,211)
Total net realized losses	(14,071,131)	(282,384)
Net increase/(decrease) in net assets resulting from operations	$21,789,155	$(79,358,013)
Net increase in net assets resulting from net investment income per common share (Basic and Diluted):	$0.10	$0.13
Net increase/(decrease) in net assets resulting from operations per common share (Basic and Diluted):	$0.44	$(1.62)
Weighted average shares of common stock outstanding (Basic and Diluted):	49,589,700	49,137,570
Distributions per share	$0.105	$0.201

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Increase/(decrease) in net assets from operations:
Net investment income	$4,814,164	$6,372,491
Net change in unrealized appreciation/(depreciation) on investments	31,046,122	(85,448,120)
Net realized losses	(14,071,131)	(282,384)
Net increase/(decrease) in net assets resulting from operations	21,789,155	(79,358,013)
Distributions to stockholders
Distributions from net investment income	(4,321,734)	(8,204,055)
Tax return of capital distributions	(885,174)	(1,680,349)
Total distributions to stockholders	(5,206,908)	(9,884,404)
Capital share transactions:
Issuance of common stock (net of underwriting fees and offering costs of $0 and $51,779, respectively)	—	5,821,240
Reinvestment of distributions	36,840	161,186
Net increase in net assets from capital share transactions	36,840	5,982,426
Total increase/(decrease) in net assets	16,619,087	(83,259,991)
Net assets at beginning of period	225,426,526	247,998,542
Net assets at end of period	$242,045,613	$164,738,551
Capital share activity:
Shares issued	—	1,098,277
Shares issued from reinvestment of distributions	8,357	42,343
Net increase in capital share activity	8,357	1,140,620

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase/(decrease) in net assets resulting from operations	$21,789,155	$(79,358,013)
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash (used in)/provided by operating activities:
Accretion of discounts on investments	(210,582)	(285,707)
Accretion of discount on notes payable and deferred debt issuance costs	137,555	149,131
Increase in investments due to PIK interest income	—	(62,155)
Purchases of investments	(45,152,408)	(7,350,000)
Repayments of principal	16,431,481	11,983,682
Proceeds from the sale of investments	2,775,000	9,321,620
Net realized losses on investments	14,071,131	277,173
Reductions to CLO equity cost value	5,946,333	1,970,437
Net change in unrealized (appreciation)/depreciation on investments	(31,046,122)	85,448,120
Decrease in interest and distributions receivable	551,936	1,913,212
Decrease in other assets	30,267	33,371
Decrease in accrued interest payable	—	(150,737)
Increase/(decrease) in Base Fee and Net Investment Income Incentive Fee payable	229,547	(249,443)
Increase/(decrease) in accrued expenses	228,692	(283,230)
Net cash (used in)/provided by operating activities	(14,218,015)	23,357,461
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid (net of stock issued under distribution reinvestment plan of $36,840 and $161,186, respectively)	(5,170,068)	(9,723,218)
Principal repayment of credit facility	—	(28,090,601)
Proceeds from issuance of common stock	—	5,873,019
Underwriting fees and offering costs for the issuance of common stock	—	(51,779)
Net cash used in financing activities	(5,170,068)	(31,992,579)
Net decrease in cash equivalents and restricted cash	(19,388,083)	(8,635,118)
Cash equivalents and restricted cash, beginning of period	59,137,284	16,460,938
Cash equivalents and restricted cash, end of period	$39,749,201	$7,825,820

NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with distribution reinvestment plan	$36,840	$161,186

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,745,872	$2,180,287
Securities sold not settled	$—	$1,732,979
Securities purchased not settled	$10,945,000	$—

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)

NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim consolidated financial statements of Oxford Square Capital Corp. (“OXSQ” and, together with its subsidiary, the “Company”), are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of the results for the interim period included herein. The current period’s consolidated results of operations are not necessarily indicative of results that may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”).

NOTE 2. ORGANIZATION

OXSQ, was incorporated under the General Corporation Laws of the State of Maryland on July 21, 2003 and is a non-diversified, closed-end investment company. OXSQ has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, OXSQ has elected to be treated for tax purposes as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with its 2003 taxable year. The Company’s investment objective is to maximize its total return, by investing primarily in corporate debt securities and collateralized loan obligation (“CLO”) structured finance investments that own corporate debt securities.

OXSQ’s investment activities are managed by Oxford Square Management, LLC (“Oxford Square Management”). Oxford Square Management is an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Oxford Square Management is owned by Oxford Funds, LLC (“Oxford Funds”), its managing member, and Charles M. Royce, a member of our Board of Directors (the “Board”) who holds a minority, non-controlling interest in Oxford Square Management. Under the investment advisory agreement with Oxford Square Management (the “Investment Advisory Agreement”), OXSQ has agreed to pay Oxford Square Management an annual base investment advisory fee (the “Base Fee”) based on its gross assets as well as an incentive fee based on its performance. For further details, please refer to “Note 7. Related Party Transactions.”

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
March 31, 2021
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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, all of OXSQ’s investments are based upon “Level 3” inputs as of March 31, 2021.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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

Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company is evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intends to comply with the new rule’s requirements on or before the compliance date in September 2022.

Syndicated Loans (Including Senior Secured Notes)

In accordance with ASC 820-10, the Company’s valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace from which the Company obtains indicative bid quotes for purposes of determining the fair value of its syndicated loan investments has shown attributes of illiquidity as described by ASC 820-10. During such periods of illiquidity, when the Company believes that the non-binding indicative bids received from agent banks for certain syndicated loan investments that it owns may not be determinative of their fair value, or when no market indicative quote is available, the Company may engage third-party valuation firms to provide assistance in valuing certain syndicated investments that the Company owns. The third-party valuation firms may use the income or market approach in arriving at a valuation. Unobservable inputs utilized could include discount rates derived from estimated credit spreads and EBITDA multiples. In addition, Oxford Square Management analyzes each syndicated loan by reviewing the portfolio company’s financial statements, covenant compliance and recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases, the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms, if any. All information is presented to the Board for its determination of fair value of these investments.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Refer to “Note 4. Fair Value” in the notes to the Company’s consolidated financial statements for more information on investment valuation and the Company’s portfolio of investments.

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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of March 31, 2021, the Company had one debt investment that was on non-accrual status. As of December 31, 2020, the Company had two debt investments that were on non-accrual status.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Interest income also includes a payment-in-kind (“PIK”) component on certain investments in the Company’s portfolio. Refer to the section below, “Payment-In-Kind,” for a description of PIK income and its impact on interest income.

Payment-In-Kind

The Company has debt and preferred stock investments in its portfolio that contain contractual PIK provisions. PIK interest and preferred stock dividends are computed at their contractual rates and are accrued into income and recorded as interest and dividend income, respectively. The PIK amounts are added to the principal balances on the capitalization dates. Upon capitalization, the PIK portions of the investments are valued at their respective fair values. If the Company believes that a PIK is not fully expected to be realized, the PIK investment would be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends would be reversed from the related receivable through interest or dividend income, respectively. PIK investments on non-accrual status are restored to accrual status once it becomes probable that such PIK will be ultimately collectible in cash. For the quarter ended March 31, 2021, no PIK dividends were recognized as dividend income.

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

Preferred Stock Dividends

The Company holds preferred stock investments in its portfolio that contain cumulative preferred dividends that accumulate quarterly. The Company will record cumulative preferred dividends as investment income when they are declared by the portfolio company’s board of directors or upon any voluntary or involuntary liquidation, dissolution or winding up of the portfolio company. There were no cumulative preferred dividends earned and recorded as dividend income during the quarters ended March 31, 2021 and 2020.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The Company recognizes the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained, assuming examination by tax authorities. Through March 31, 2021, management has analyzed the Company’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions expected to be taken in the Company’s 2021 tax returns. The Company identifies its major tax jurisdictions as U.S Federal and Connecticut State; however, the Company is not aware of any tax position for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.

For tax purposes, the cost basis of the portfolio investments as of March 31, 2021 and December 31, 2020, was approximately $434,829,990 and $433,128,699, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to certain contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. These agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Such contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating its effective date for adoption and the impact of the adoption of ASU 2020-04 on the Company’s consolidated financial statements and disclosures, however the impact of the adoption is not expected to be material.

NOTE 4. FAIR VALUE

The Company’s assets measured at fair value by investment type on a recurring basis as of March 31, 2021 were as follows:

	Fair Value Measurements at Reporting Date Using
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$—	$—	$193.4	$193.4
CLO Equity	—	—	127.2	127.2
Equity and Other Investments	—	—	—	—
Total Investments at fair value	—	—	320.6	320.6
Cash equivalents	39.7	—	—	39.7
Total assets at fair value	$39.7	$—	$320.6	$360.3

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)

NOTE 4. FAIR VALUE (cont.)

The Company’s assets measured at fair value by investment type on a recurring basis as of December 31, 2020 were as follows:

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

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2021 and December 31, 2020, respectively. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or Oxford Square Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

	Quantitative Information about Level 3 Fair Value Measurements			Range/Weighted Average(1)	Impact to Fair Value from an Increase in Input(2)
Assets ($ in millions)	Fair Value as of March 31, 2021	Valuation Techniques/ Methodologies	Unobservable Input
Senior Secured Notes	$130.4	Market quotes	NBIB(3)	90.9% – 100.0%/97.5%	NA
	27.9	Recent transactions	Actual trade/payoff(4)	85.0% – 97.8%/90.7%	NA
	19.1	Yield Analysis	Discount Margin	92.7% – 96.0%/93.9%	Decrease
	12.4	Discounted cash flow(6)	Discount rate(7)	14.9% – 16.2%/ncm(5)	Decrease
	3.6	Enterprise value(8)	EBITDA(9)	$92.0 million/ncm(5)	Increase
			Market multiples(9)	6.3x – 7.3x/ncm(5)	Increase
CLO equity	124.0	Market quotes	NBIB(3)	1.0% – 78.5%/42.1%	NA
	2.5	Discounted cash flow(6)	Discount rate(7)	7.7% – 13.7%/11.9%	Decrease
	0.7	Liquidation Net Asset Value(8)	NBIB(3)	2.9% – 5.0%/4.1%	NA
Equity/Other Investments	—	Enterprise value(8)	EBITDA(9)	$21.7 million/ncm(5)	Increase
			Market multiples(9)	5.3x – 6.3x/ncm(5)	Increase
Total Fair Value for Level 3 Investments	$320.6

____________

(1)      Weighted averages are calculated based on fair value of investments.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)

NOTE 4. FAIR VALUE (cont.)

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)

NOTE 4. FAIR VALUE (cont.)

Quantitative Information about Level 3 Fair Value Measurements
Assets ($ in millions)	Fair Value as of December 31, 2020	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(1)	Impact to Fair Value from an Increase in Input(2)
Senior Secured Notes	$95.4	Market quotes	NBIB(3)	69.4% – 99.3%/90.8%	NA
	60.9	Recent transactions	Actual trade/payoff(4)	1.2% – 99.5%/78.3%	NA
	11.8	Discounted cash flow(6)	Discount rate(7)	16.8% – 18.1%/ncm(5)	Decrease
	4.1	Enterprise value(8)	EBITDA(9)	$92.0 million/ncm(5)	Increase
			Market multiples(9)	6.0x – 7.0x/ncm(5)	Increase
CLO	96.1	Market quotes	NBIB(3)	0.0% – 79.0%/34.0%	NA
	25.0	Recent transactions	Actual trade/payoff(4)	75.9% – 83.4%/76.7%	NA
	1.4	Discounted cash flow(6)	Discount rate(7)	11.7% – 21.1%/14.9%	Decrease
Equity/Other	—	Enterprise value(8)	EBITDA(9)	$19.8 million/ncm(5)	Increase
			Market multiples(9)	5.6x – 6.5x/ncm(5)	Increase
Total Fair Value for Level 3 Investments	$294.7

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
March 31, 2021
(unaudited)

NOTE 4. FAIR VALUE (cont.)

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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2021, and the level of each financial liability within the fair value hierarchy:

($ in millions)	Carrying Value(1)	Fair Value	Level 1	Level 2	Level 3
6.50% Unsecured Notes(2)	$63.4	$65.4	$—	$65.4	$—
6.25% Unsecured Notes(2)	43.6	45.3	—	45.3	—
Total	$107.0	$110.7	$—	$110.7	$—

____________

(1)      Carrying value is net of unamortized deferred debt issuance costs. Unamortized deferred debt issuance costs associated with the 6.50% Unsecured Notes totaled approximately $1.0 million as of March 31, 2021. Unamortized deferred debt issuance costs associated with the 6.25% Unsecured Notes totaled approximately $1.2 million as of March 31, 2021.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)

NOTE 4. FAIR VALUE (cont.)

A reconciliation of the fair value of investments for the three months ended March 31, 2021, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Debt	CLO Equity	Equity and Other Investments	Total(2)
Balance at December 31, 2020	$172.2	$—	$122.5	$—	$294.7
Net realized losses included in earnings	(13.4)	—	(0.6)	—	(14.0)
Net unrealized appreciation included in earnings	17.9	—	13.1	—	31.0
Accretion of discount	0.2	—	—	—	0.2
Purchases	32.9	—	—	—	32.9
Repayments and Sales	(16.4)	—	(1.8)	—	(18.3)
Reductions to CLO Equity cost value(1)	—	—	(6.0)	—	(6.0)
Non-cash interest and dividend income due to PIK	—	—	—	—	—
Transfers in and/or (out) of level 3	—	—	—	—	—
Balance at March 31, 2021(2)	$193.4	$—	$127.2	$—	$320.6
Net change in unrealized appreciation on Level 3 investments still held as of March 31, 2021	$4.6	$—	$12.5	$—	$17.1

____________

(1)      Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $10.6 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $4.6 million.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)

NOTE 4. FAIR VALUE (cont.)

The following table shows the fair value of the Company’s portfolio of investments by asset class as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$193.4	60.3%	$172.2	58.4%
CLO Debt	—	0.0%	—	0.0%
CLO Equity	127.2	39.7%	122.5	41.6%
Equity and Other Investments	—	0.0%	—	0.0%
Total	$320.6	100.0%	$294.7	100.0%

NOTE 5. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

As of March 31, 2021 and December 31, 2020, respectively, cash and cash equivalents were as follows:

	March 31, 2021	December 31, 2020
Cash and Cash Equivalents	$39,749,201	$59,137,284

For further details regarding the composition of cash, cash equivalents and restricted cash refer to “Note 3. Summary of Significant Accounting Policies.”

NOTE 6. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%, immediately after such borrowing. As of March 31, 2021 and December 31, 2020, the Company’s asset coverage for borrowed amounts was 320% and 304%, respectively.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of March 31, 2021 and December 31, 2020. The fair value of the 6.50% Unsecured Notes (as defined below) and 6.25% Unsecured Notes (as defined below) are based upon the closing price on the last day of the period and are listed on the NASDAQ Global Select Market (trading symbol OXSQL and OXSQZ, respectively).

	As of
	March 31, 2021			December 31, 2020
($ in millions)	Principal Amount	Carrying Value(1)	Fair Value	Principal Amount	Carrying Value(1)	Fair Value
6.50% Unsecured Notes	$64.4	$63.4	$65.4	$64.4	$63.3	$64.3
6.25% Unsecured Notes	44.8	43.6	45.3	44.8	43.5	45.1
Total	$109.2	$107.0	$110.7	$109.2	$106.8	$109.4

____________

(1)      The Carrying Value represents the aggregate principal amount outstanding less the unamortized deferred issuance costs. As of March 31, 2021, the total unamortized deferred issuance costs for the 6.50% Unsecured Notes and 6.25% Unsecured Notes was approximately $1.0 million and $1.2 million, respectively. As of December 31, 2020, the total unamortized deferred issuance costs for the 6.50% Unsecured Notes, and 6.25% Unsecured Notes was approximately $1.1 million, and $1.2 million, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)

NOTE 6. BORROWINGS (cont.)

The weighted average stated interest rate and weighted average maturity on the Company’s borrowings as of March 31, 2021 were 6.40% and 3.9 years, respectively, and as of December 31, 2020 were 6.40% and 4.1 years, respectively.

The tables below summarize the components of interest expense for the three months ended March 31, 2021 and March 31, 2020, respectively:

	Three Months Ended March 31, 2021
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
6.50% Unsecured Notes	$1,046.0	$80.1	$1,126.1
6.25% Unsecured Notes	699.9	57.5	757.4
Total(1)	$1,745.9	$137.6	$1,883.4

____________

(1)      Totals may not sum due to rounding.

	Three Months Ended March 31, 2020
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
6.50% Unsecured Notes	$1,046.0	$81.0	$1,127.0
6.25% Unsecured Notes	699.9	58.1	758.0
Credit Facility	262.2	4.8	267.0
Repo Facility	21.5	—	21.5
Total	$2,029.6	$143.9	$2,173.5

Notes Payable — 6.50% Unsecured Notes Due 2024 (the “6.50% Unsecured Notes”)

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

The aggregate accrued interest payable on the 6.50% Unsecured Notes as of March 31, 2021 was approximately $12,000. As of March 31, 2021, the Company had unamortized deferred debt issuance costs relating to the 6.50% Unsecured Notes of approximately $1.0 million. The deferred debt issuance costs are being amortized over the term of the 6.50% Unsecured Notes and are included in interest expense in the consolidated statements of operations. The cash paid and the effective annualized interest rate for three months ended March 31, 2021 were approximately $1.0 million and 7.09%, respectively. The cash paid and the effective annualized interest rate for the three months ended March 31, 2020 were approximately $1.0 million and 7.02%, respectively.

Notes Payable — 6.25% Unsecured Notes Due 2026 (the “6.25% Unsecured Notes”)

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)

NOTE 6. BORROWINGS (cont.)

The aggregate accrued interest payable on the 6.25% Unsecured Notes as of March 31, 2021 was approximately $0.5 million. As of March 31, 2021, the Company had unamortized deferred debt issuance costs of approximately $1.2 million relating to the 6.25% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 6.25% Unsecured Notes and are included in interest expense in the consolidated statements of operations. The cash paid and the effective annualized interest rate for the three months ended March 31, 2021 were approximately $0.7 million and 6.86%, respectively. The cash paid and the effective annualized interest rate for the three months ended March 31, 2020 were approximately $0.7 million and 6.79%, respectively.

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

The Company prepaid the remaining outstanding principal of approximately $28.1 million in March 2020, and unilaterally terminated the Credit Facility as of March 24, 2020 in accordance with its terms. In connection with the early repayment and termination of the Credit Facility, the Company was required to pay a prepayment fee equal to $21,413. The Company recognized a net extinguishment loss of approximately $5,000 for the year ended December 31, 2020, which consisted of unamortized deferred debt issuance costs. These costs are recorded within realized losses on extinguishment of debt in the consolidated statements of operations.

The cash paid and effective annualized interest rate for the three months ended March 31, 2020 was approximately $0.4 million and 4.09%, respectively. As the Credit Facility was repaid and terminated as of March 24, 2020, there was no cash paid for interest for the three months ended March 31, 2021.

Repurchase Transaction Facility

On October 18, 2019, the Company entered into a $10 million repurchase transaction facility (the “Repo Facility”) with Nomura Securities International, Inc. (“Nomura”). Pursuant to the Master Repurchase Agreement (“MRA”) and a transaction facility confirmation, the Company may sell securities to Nomura from time to time with a corresponding repurchase obligation at an agreed-upon price 30 to 60 days after the sale date (“Reverse Repo”). The Repo Facility has a funding cost of 1-month LIBOR plus 2.05% per annum for each Reverse Repo transaction

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)

NOTE 6. BORROWINGS (cont.)

and is subject to a facility fee of 0.85% per annum on the full $10 million facility amount. The Repo Facility expired without extension by the Company on October 18, 2020. The Company accounts for these Reverse Repo transactions as secured financings for the financial reporting purposes in accordance with GAAP. The cash paid in facility fees for the quarter ended March 31, 2020 was approximately $21,000. There was no cash paid in facility fees for the quarter ended March 31, 2021, as the Repo Facility expired without extension by the Company on October 18, 2020.

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

As described in greater detail under Item 1. Business — Investment Advisory Agreement — Advisory Fee in its Annual Report on Form 10-K for the year ended December 31, 2020, the Company first calculates the Base Fee and any incentive fee under the terms of the Investment Advisory Agreement, then calculates the Base Fee and any incentive fee under the terms of the fee waiver letter unilaterally adopted by Oxford Square Management, effective April 1, 2016 (the “2016 Fee Waiver”), and, finally, adopts the lower of two combined results as the total fees payable to Oxford Square Management.

Base Fee

The Base Fee is payable quarterly in arrears, calculated based on a percentage of the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters, and appropriately prorated for any partial quarter. Accordingly, the Base Fee will be payable regardless of whether the value of the Company’s gross assets has decreased during the quarter.

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

The following table represents the portion of the total advisory fee ascribed to the Base Fee (pursuant to the 2016 Fee Waiver calculation) for the three months ended March 31, 2021 and 2020, respectively:

($ in millions)	Three months ended March 31, 2021	Three months ended March 31, 2020
Base Fee	$1.4	$1.2

The Base Fee payable to Oxford Square Management as of March 31, 2021 and December 31, 2020 was $1,389,250 and $1,159,703, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

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

Under the terms of the Investment Advisory Agreement, the Net Investment Income Incentive Fee is calculated based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter.

•        For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter minus the Company’s operating expenses for the quarter (including the Base Fee, expenses payable under the administration agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest, and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

•        Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to one-fourth of an annual “hurdle rate.” The annual hurdle rate is determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rates for the 2021 and 2020 calendar years, calculated as of the immediately preceding December 31st, were 5.36% and 6.69% respectively, under the terms of the Investment Advisory Agreement. The Company’s net investment income (to the extent not distributed to shareholders) used to calculate the Net Investment Income Incentive Fee was also included in the amount of gross assets used to calculate the 2% Base Fee.

a.      The operation of the incentive fee with respect to the Company’s Pre-Incentive Fee Net Investment Income for each quarter is as follows:

i.       no incentive fee is payable to Oxford Square Management in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed one fourth of the annual hurdle rate (5.36% for the 2021 calendar year).

ii.      20% of the amount of the Pre-Incentive Fee Net Investment Income, if any, that exceeds one-fourth of the annual hurdle rate (5.36% for the 2021 calendar year) in any calendar quarter is payable to Oxford Square Management (i.e., once the hurdle rate is reached, 20% of all Pre-Incentive Fee Net Investment Income thereafter will be allocated to Oxford Square Management).

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

The following table represents the portion of the total advisory fee ascribed to Net Investment Income Incentive Fees (pursuant to the 2016 Fee Waiver calculation) for the three months ended March 31, 2021 and 2020, respectively.

($ in millions)	Three months ended March 31, 2021	Three months ended March 31, 2020
Net Investment Income Incentive Fee	$—	$—

There was no Net Investment Income Incentive Fee payable to Oxford Square Management as of March 31, 2021 and December 31, 2020.

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

There were no Capital Gains Incentive Fees based on hypothetical liquidation for the three months ended March 31, 2021 and 2020.

Administration Agreement

The Company has also entered into the Administration Agreement with Oxford Funds under which Oxford Funds provides administrative services for the Company. The Company pays Oxford Funds an allocable portion of overhead and other expenses incurred by Oxford Funds on its behalf under the Administration Agreement, including a portion of the rent and the compensation of the chief financial officer, accounting staff and other administrative support personnel, which creates potential conflicts of interest that the Board must monitor. The Company also reimburses Oxford Funds for the costs associated with the functions performed by OXSQ’s Chief Compliance Officer that Oxford Funds pays on the Company’s behalf pursuant to the terms of an agreement between the Company and Alaric Compliance Services, LLC.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

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

For the three months ended March 31, 2021 and 2020, the Company incurred approximately $0.2 million and $0.2 million, respectively, in compensation expenses for the services of employees allocated to the administrative activities of the Company, pursuant to the Administration Agreement with Oxford Funds. In addition, the Company incurred approximately $13,000 and $14,000 for facility costs allocated under the Administration Agreement for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and 2020, there was approximately $30,000 and $26,000, respectively, payable under the Administration Agreement.

Co-Investment Exemptive Relief

On June 14, 2017, the SEC issued an order permitting the Company and certain of its affiliates to complete negotiated co-investment transactions in portfolio companies, subject to certain conditions (the “Order”). Subject to satisfaction of certain conditions to the Order, the Company and certain of its affiliates are permitted, together with any future BDCs, registered closed-end funds and certain private funds, each of whose investment adviser is the Company’s investment adviser or an investment adviser controlling, controlled by, or under common control with the Company’s investment adviser, to co-invest in negotiated investment opportunities where doing so would otherwise be prohibited under the 1940 Act, providing the Company’s stockholders with access to a broader array of investment opportunities.

Pursuant to the Order, the Company is permitted to co-invest in such investment opportunities with its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of its independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s then-current investment objective and strategies. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, the Company was permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in its existing portfolio companies with certain private funds managed by the Company’s investment adviser or its affiliates and covered by the Order, even if such private funds had not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase/(decrease) in net assets resulting from net investment income and operations per share for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net investment income	$4,814,164	$6,372,491
Weighted average common shares outstanding	49,589,700	49,137,570
Net increase in net assets resulting from net investment income per common share	$0.10	$0.13
Net increase/(decrease) in net assets resulting from operations	$21,789,155	$(79,358,013)
Net increase/(decrease) in net assets resulting from operations per common share	$0.44	$(1.62)

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

The Company has adopted an “opt out” distribution reinvestment plan for its common stockholders. As a result, if the Company makes a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of the Company’s common stock, unless they specifically “opt out” of the distribution reinvestment plan so as to receive cash distributions. During the three months ended March 31, 2021 and 2020, the Company issued 8,357 and 42,343 shares, respectively, of common stock for approximately $37,000 and $161,000, respectively, to stockholders in connection with the distribution reinvestment plan. During the three months ended March 31, 2021 and 2020, as part of the Company’s dividend reinvestment plan for its common stockholders, the Company’s dividend reinvestment administrator purchased 23,202 shares and 20,446 shares, respectively, of common stock for approximately $91,000 and $109,000, respectively, in the open market to satisfy the reinvestment portion of the Company’s dividends. On each of January 29, February 26 and March 31, 2021, the Company paid monthly distributions of approximately $1.7 million, or $0.035 per share.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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

The tax character of distributions for the three months ended March 31, 2021, represented, on an estimated basis, $0.087 per share from ordinary income and $0.018 per share as a tax return of capital. For the three months ended March 31, 2021, the amounts and sources of distributions reported are only estimates (based on an average of the reported tax character historically) and are not being provided for U.S. tax reporting purposes. Because the Company believes the historical tax characteristics of distributions is the most useful information which is readily available, the Company has used the average of all years from inception of the Company in providing the estimates herein. However, the timing and character of distributions for federal income tax purposes (which are determined in accordance with the U.S. federal tax rules which may differ from GAAP) may be materially different than the historical information the Company used in providing the estimates herein. The final determination of the source of all distributions in 2021 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

NOTE 10. NET ASSET VALUE PER SHARE

The Company’s net asset value per share as of March 31, 2021, and December 31, 2020, was $4.88 and $4.55, respectively. In determining the Company’s net asset value per share, the Board determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 11. SHARE ISSUANCE PROGRAM

On August 1, 2019, the Company entered into an Equity Distribution Agreement with Ladenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $150.0 million of the Company’s common stock through an At-the-Market (“ATM”) offering. For the three months ended March 31, 2021, the Company did not sell any shares of common stock pursuant to the ATM offering. The Company sold a total of 1,098,277 shares of common stock pursuant to the ATM during the three months ended March 31, 2020. The total amount of capital raised net of underwriting fees and offering costs was approximately $5.8 million during the three months ended March 31, 2020.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)

NOTE 12. INVESTMENT INCOME

The following table sets forth the components of investment income for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Interest Income
Stated interest income	$3,536,196	$5,174,745
Original issue discount and market discount income	210,581	285,707
Payment-in-kind interest income	—	62,155
Discount income derived from unscheduled remittances at par	475,260	131,648
Total interest income	$4,222,037	$5,654,255
Income from securitization vehicles	$4,681,300	$4,759,070
Other income
Fee letters	107,961	163,851
Loan prepayment and bond call fees	300,000	200,000
All other fees	48,392	47,512
Total other income	$456,353	$411,363
Total investment income	$9,359,690	$10,824,688

The 1940 Act requires that a BDC offer significant managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three months ended March 31, 2021 and 2020, respectively, the Company received no fee income for managerial assistance.

NOTE 13. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote. As of March 31, 2021, the Company did not have any commitments to purchase additional debt investments.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)

NOTE 14. FINANCIAL HIGHLIGHTS

Financial highlights for the three months ended March 31, 2021 and 2020, respectively, are as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Per Share Data
Net asset value at beginning of period	$4.55	$5.12
Net investment income(1)	0.10	0.13
Net realized and unrealized gains/(losses)(2)	0.34	(1.73)
Net increase/(decrease) in net asset value from operations	0.44	(1.60)
Distributions per share from net investment income	(0.09)	(0.17)
Tax return of capital distributions(3)	(0.02)	(0.03)
Total distributions	(0.11)	(0.20)
Effect of shares issued/repurchased, gross	—	—
Net asset value at end of period	$4.88	$3.32
Per share market value at beginning of period	$3.05	$5.44
Per share market value at end of period	$4.64	$2.55
Total return based on Market Value(4)	56.22%	(50.73)%
Total return based on Net Asset Value(5)	9.56%	(31.25)%
Shares outstanding at end of period	49,597,964	49,589,607

Ratios/Supplemental Data(8)
Net assets at end of period (000’s)	$242,046	$164,739
Average net assets (000’s)	233,736	207,092
Ratio of expenses to average net assets(6)	7.78%	8.60%
Ratio of net investment income to average net assets(6)	8.24%	12.31%
Portfolio turnover rate(7)	6.38%	2.17%

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

(6)      Annualized.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)

NOTE 14. FINANCIAL HIGHLIGHTS (cont.)

(7)      Portfolio turnover rate is calculated using the lesser of the year-to-date cash investment sales and debt repayments or year-to-date cash investment purchases over the average of the total investments at fair value.

(8)      The following table provides supplemental performance ratios (annualized) measured for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Ratio of expenses to average net assets:
Operating expenses before incentive fees	7.78%	8.60%
Net investment income incentive fees	—%	—%
Ratio of expenses, excluding interest expense to average net assets	4.56%	4.40%

NOTE 15. RISKS AND UNCERTAINTIES

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

While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with the view to partially or fully reopening their economies, many cities have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Additionally, as of late December 2020, travelers from the United States are not allowed to visit Canada, Australia or the majority of countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines for emergency use starting in December 2020, and such vaccines have been distributed and administered nationally through April 2021, it remains unclear how quickly the vaccines will continue to be distributed nationwide, and globally, or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. Any delay in

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)

NOTE 15. RISKS AND UNCERTAINTIES (cont.)

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

This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. As of the date of this quarterly report on Form 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on the Company and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

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
March 31, 2021
(unaudited)

NOTE 15. RISKS AND UNCERTAINTIES (cont.)

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

NOTE 16. SUBSEQUENT EVENTS

The following distributions payable to stockholders are shown below:

Date Declared	Record Date	Payable Date	Per Share Distribution Amount Declared
February 23, 2021	April 16, 2021	April 30, 2021	$0.035
February 23, 2021	May 14, 2021	May 28, 2021	$0.035
February 23, 2021	June 16, 2021	June 30, 2021	$0.035
April 22, 2021	July 16, 2021	July 30, 2021	$0.035
April 22, 2021	August 17, 2021	August 31, 2021	$0.035
April 22, 2021	September 16, 2021	September 30, 2021	$0.035

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

•        currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and

•        the risks, uncertainties and other factors we identify in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020, and elsewhere in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

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

Our investment activities are managed by Oxford Square Management, LLC (“Oxford Square Management”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. Oxford Square Management is owned by Oxford Funds, LLC (“Oxford Funds”), its managing member and a related party, Charles M. Royce, a member of Oxford Square Capital Corp.’s Board of Directors (the “Board”) who holds a minority, non-controlling interest in Oxford Square Management. Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President, are the controlling members of Oxford Funds. Under an investment advisory agreement (the “Investment Advisory Agreement”), we have agreed to pay Oxford Square Management an annual base investment advisory fee (the “Base Fee”) calculated on gross assets, and an incentive fee based upon our performance. Under an amended and restated administration agreement (the “Administration Agreement”), we have agreed to pay or reimburse Oxford Funds, as administrator, for certain expenses incurred in operating the Company. Our executive officers and directors, and the executive officers of Oxford Square Management and Oxford Funds, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders.

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of March 31, 2021, our debt investments had stated interest rates of between 3.86% and 10.25% and maturity dates of between 19 and 96 months. In addition, our portfolio had a weighted average annualized yield on debt investments of approximately 7.67% as of March 31, 2021.

The weighted average annualized yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average annualized yield was computed using the effective interest rates as of March 31, 2021, including accretion of original issue discount (“OID”). There can be no assurance that the weighted average annualized yield will remain at its current level.

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

During the quarter ended March 31, 2021, the U.S. loan market strengthened versus the quarter ended December 31, 2020. U.S. loan prices, as defined by the S&P / LSTA Leveraged Loan Index, increased from 96.19% of par as of December 31, 2020 to 97.55% on March 31, 2021, after peaking at 97.81% on February 25, 2021. As of March 31, 2021, the Company’s Board of Directors approved the fair value of the Company’s investment portfolio of approximately $320.6 million in good faith in accordance with the Company’s valuation procedures.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and

Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. We consider the attributes of current market conditions on an on-going basis and have determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, almost all of our investments are based upon “Level 3” inputs as of March 31, 2021.

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

Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company is evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intends to comply with the new rule’s requirements on or before the compliance date in September 2022.

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

Refer to “Note 4. Fair Value” in the notes to our consolidated financial statements for more information on investment valuation and our portfolio of investments.

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

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. We generally restore non-accrual loans to accrual status when past due principal and interest is paid and, in our judgment, is likely to remain current. As of March 31, 2021, we had one debt investment that was on non-accrual status.

Interest income also includes a payment-in-kind (“PIK”) component on certain investments in our portfolio. Refer to the section below, “Payment-In-Kind,” for a description of PIK income and its impact on interest income.

Payment-In-Kind

We have debt and preferred stock investments in our portfolio that contain contractual PIK provisions. PIK interest and preferred stock dividends are computed at their contractual rates and are accrued into income and added to the principal balances on the capitalization dates. Upon capitalization, the PIK portions of the investments are valued at their respective fair values. If we believe that a PIK is not fully expected to be realized, the PIK investment would be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends would be reversed from the related receivable through interest or dividend income, respectively. PIK investments on non-accrual status are restored to accrual status once it becomes probable that such PIK will be ultimately collectible in cash. For the three months ended March 31, 2021, no PIK preferred stock dividends were recognized as dividend income.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $320.6 million and $294.7 million as of March 31, 2021, and December 31, 2020, respectively. The increase in the value of investments during the three month period ended March 31, 2021, was due primarily to net unrealized appreciation on our investment portfolio of approximately $31.0 million (which incorporates reductions to CLO equity cost value of $6.0 million) and $32.9 million of investments acquired, which was partially offset by $16.4 million of debt repayments, $1.8 million of sales of investments and realized losses of $14.1 million.

A reconciliation of the investment portfolio for the three months ended March 31, 2021 and the year ended December 31, 2020 follows:

($ in millions)	March 31, 2021	December 31, 2020
Beginning investment portfolio	$294.7	$364.8
Portfolio investments acquired	32.9	93.8
Debt repayments	(16.4)	(80.4)
Sales of securities	(1.8)	(54.2)
Reductions to CLO equity cost value(1)	(6.0)	(13.0)
Non-cash interest income due to PIK	—	0.3
Accretion of discounts on investments	0.2	1.4
Net change in unrealized appreciation/depreciation on investments	31.0	(9.8)
Net realized losses on investments	(14.1)	(8.2)
Ending investment portfolio(2)	$320.6	$294.7

____________

(1)      For the three months ended March 31, 2021, the reduction to cost value on our CLO equity investments of approximately $6.0 million represented the difference between distributions received, or entitled to be received, on our investments held in CLO equity subordinated notes and fee notes, for the three months ended March 31, 2021, of approximately $10.6 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $4.6 million. For the year ended December 31, 2020, the reduction to

____________

cost value on our CLO equity investments of approximately $13.0 million represented the difference between distributions received, or entitled to be received, on our investments held in CLO equity subordinated notes and fee notes, for the year ended December 31, 2020, of approximately $28.4 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $15.4 million.

(2)      Totals may not sum due to rounding.

During the three months ended March 31, 2021 we purchased approximately $32.9 million in portfolio investments, which includes additional investments of approximately $14.8 million in existing portfolio companies and approximately $18.1 million in new portfolio companies. During the year ended December 31, 2020, we purchased approximately $93.8 million in portfolio investments, including additional investments of approximately $22.1 million in existing portfolio companies and approximately $71.8 million in new portfolio companies.

In certain instances, we receive investment proceeds based on the scheduled amortization of the outstanding loan balances and from the sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

For the three months ended March 31, 2021 and the year ended December 31, 2020, we recognized proceeds from the sales of securities of approximately $1.8 million and $54.2 million, respectively. Also, during the three months ended March 31, 2021 and the year ended December 31, 2020, we had debt repayments of approximately $16.4 million and $80.4 million, respectively.

As of March 31, 2021, we had investments in debt securities of, or loans to, 16 portfolio companies, with a fair value of approximately $193.4 million, and CLO equity investments of approximately $127.2 million.

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

The following table indicates the quarterly portfolio investment activity for the past five quarters:

Three Months Ended ($ in millions)	Purchases of Investments	Debt Repayments	Reductions to CLO Equity Cost(1)	Sales of Investments
March 31, 2021	$32.9	$16.4	$6.0	$1.8
Total 2021 to date	$32.9	$16.4	$6.0	$1.8
December 31, 2020	$46.9	$51.1	$6.4	$25.4
September 30, 2020	18.3	0.6	2.0	8.3
June 30, 2020	21.3	16.7	2.6	9.5
March 31, 2020	7.4	12.0	2.0	11.1
Total 2020(2)	$93.8	$80.4	$13.0	$54.2

____________

(1)      Represents reductions to CLO equity cost value (representing distributions received, or entitled to be received, in excess of effective yield interest income and amortized cost adjusted CLO fee note income).

(2)      Totals may not sum due to rounding.

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$193.4	60.3%	$172.2	58.4%
CLO Debt	—	0.0%	—	0.0%
CLO Equity	127.2	39.7%	122.5	41.6%
Equity and Other Investments	—	0.0%	—	0.0%
Total	$320.6	100.0%	$294.7	100.0%

Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2021, we held qualifying assets that represented 63.8% of our total assets. No additional non-qualifying assets were acquired during the periods when qualifying assets were less than 70.0% of the total assets.

The following table shows our portfolio of investments by industry at fair value, as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	($ in millions)		($ in millions)
Structured finance(1)	$127.2	39.7%	$122.5	41.6%
Business services	70.5	22.0%	60.4	20.5%
Healthcare	53.2	16.6%	41.7	14.1%
Diversified insurance	22.2	6.9%	10.8	3.7%
Telecommunication services	14.5	4.5%	11.8	4.0%
Software	13.3	4.1%	13.3	4.5%
Utilities	7.3	2.3%	7.2	2.4%
Plastics Manufacturing	7.1	2.2%	7.0	2.4%
Aerospace and defense	5.4	1.7%	5.4	1.8%
Education	—	0.0%	14.6	5.0%
Total(2)	$320.6	100.0%	$294.7	100.0%

____________

(1)      Reflects our debt and equity investments in CLOs as of March 31, 2021, and December 31, 2020, respectively.

(2)      Totals may not sum due to rounding.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of March 31, 2021 and December 31, 2020, our portfolio had a weighted average grade of 2.1 and 2.1, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities and investments in CLOs are not graded.

As of March 31, 2021 and December 31, 2020, our debt investment portfolio was graded as follows:

($ in millions)		March 31, 2021
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	0.0%	$—	0.0%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	184.9	87.7%	177.4	91.8%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	14.3	6.8%	12.4	6.4%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	0.0%	—	0.0%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	11.7	5.5%	3.6	1.8%
	Total	$210.9	100%	$193.4	100%
($ in millions)		December 31, 2020
Grade	Summary Description	Principal Amount	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	167.9	80.5%	156.1	90.7%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	14.3	6.8%	11.8	6.9%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	0.0%	—	0.0%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	26.4	12.7%	4.2	2.5%
	Total(1)	$208.5	100.0%	$172.2	100.0%

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

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended March 31, 2021 to the three months ended March 31, 2020.

Investment Income

Investment income for the three months ended March 31, 2021 and March 31, 2020 was approximately $9.4 million and $10.8 million, respectively. The following tables set forth the components of investment income for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Interest Income
Stated interest income	$3,536,196	$5,174,745
Original issue discount and market discount income	210,581	285,707
Payment-in-kind interest income	—	62,155
Discount income derived from unscheduled remittances at par	475,260	131,648
Total interest income	4,222,037	5,654,255
Income from securitization vehicles and investments	4,681,300	4,759,070
Other income
Fee letters	107,961	163,851
Loan prepayment and bond call fees	300,000	200,000
All other fees	48,392	47,512
Total other income	456,353	411,363
Total investment income	$9,359,690	$10,824,688

The decrease in total investment income for the three months ended March 31, 2021 was primarily due to a decrease in interest income for the three months ended March 31, 2021.

The total principal value of income producing debt investments as of March 31, 2021 and March 31, 2020 was approximately $199.2 million and $233.5 million, respectively. As of March 31, 2021, our debt investments had a range of stated interest rates of 3.86% and 10.25% and maturity dates of between 19 and 96 months compared to a range of stated interest rates of 4.49% to 10.85% and maturity dates between 14 and 136 months as of March 31, 2020. In addition, our total debt portfolio had a weighted average yield on debt investments of approximately 7.67% as of March 31, 2021, compared to approximately 8.77% as of March 31, 2020. As of March 31, 2021, one debt investment was on non-accrual status with a fair value of approximately $3.6 million and total principal value of approximately $11.7 million.

Income from securitization vehicles for the three months ended March 31, 2021 and March 31, 2020, was approximately $4.7 million and $4.8 million, respectively. The total principal outstanding on our investments in CLOs as of March 31, 2021 and March 31, 2020, was approximately $311.4 million and $282.8 million, respectively. The weighted average yield on CLO equity investments as of March 31, 2021 and March 31, 2020, was approximately 9.4% and 9.7%, respectively.

Operating Expenses

Total expenses for the three months ended March 31, 2021 and 2020, were approximately $4.5 million and $4.5 million, respectively. These amounts consisted of base management fees, interest expense, professional fees, compensation expense, general and administrative expenses, and incentive fees.

Expenses before incentive fees for the three months ended March 31, 2021 were approximately $4.5 million, which were approximately the same as the quarter ended March 31, 2020.

The Base Fee for the three months ended March 31, 2021 was approximately $1.4 million compared with $1.2 million for the three months ended March 31, 2020. The increase for the three months ended March 31, 2021 was due largely to an increase in the weighted average gross assets.

Interest expense for the three months ended March 31, 2021, was approximately $1.9 million, which primarily relates to our 6.25% unsecured notes due 2026 (the “6.25% Unsecured Notes”) and 6.50% unsecured notes due 2024 (the “6.50% Unsecured Notes”), compared to interest expense of approximately $2.2 million for the three months ended March 31, 2020, which relates to our 6.25% Unsecured Notes, 6.50% Unsecured Notes, the repurchase transaction facility (the “Repo Facility) and the credit facility entered into between Oxford Square Funding 2018, LLC, a special purpose vehicle and wholly-owned subsidiary of OXSQ, and Citibank, N.A. (the “Credit Facility”). The decrease for the three months ended March 31, 2021 was a result of the full repayment of the Credit Facility in March 2020 and the expiration of the Repo Facility in October 2020.

Professional fees, consisting of legal, consulting, valuation, audit and tax fees, were approximately $0.7 million for the three months ended March 31, 2021, compared to approximately $0.5 million for the three months ended March 31, 2020. The increase for the three months ended March 31, 2021 was primarily due to higher legal fees.

Compensation expense was approximately $0.2 million for the three months ended March 31, 2021, which was approximately the same as the three months ended March 31, 2020. Compensation expense reflects the allocation of compensation expenses for the services of our Chief Financial Officer, accounting personnel, and other administrative support staff.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, was approximately $0.4 million for the three months ended March 31, 2021, which was approximately the same as the three months ended March 31, 2020. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

There was no net investment income incentive fee (“Net Investment Income Incentive Fee”) recorded for the three months ended March 31, 2021 and 2020 due to the total return requirement. The Net Investment Income Incentive Fee is calculated and payable quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter exceeds (y) the “Preferred Return Amount” for the calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the Base Fee, expenses payable under the Administration Agreement with Oxford Funds, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Refer to “Note 7. Related Party Transactions” in the notes to our consolidated financial statements.

The expense attributable to the capital gains incentive fee (the “Capital Gains Incentive Fee”), as reported under GAAP, is calculated as if the Company’s entire portfolio had been liquidated at period end, and therefore is calculated on the basis of net realized and unrealized gains and losses at the end of each period. That expense (or the reversal of such an expense) related to that hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the three months ended March 31, 2021, no accrual was required as a result of the impact of accumulated net unrealized depreciation and net realized losses on our portfolio.

The amount of the Capital Gains Incentive Fee which will actually be payable is determined in accordance with the terms of the Investment Advisory Agreement and is calculated as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). The terms of the Investment Advisory Agreement state that the Capital Gains Incentive Fee calculation is based on net realized gains, if any, offset by gross unrealized depreciation for the calendar year. No effect is given to gross unrealized appreciation in this calculation. For the three months ended March 31, 2021 and 2020, such an accrual was not required under the terms of the Investment Advisory Agreement.

Realized and Unrealized Gains/Losses on Investments

For the three months ended March 31, 2021, we recognized net realized losses on investments of approximately $14.1 million, which primarily reflects the extinguishment of a debt investment which was previously on non-accrual status.

For the three months ended March 31, 2021, our net change in unrealized appreciation was approximately $31.0 million, composed of $19.2 million in gross unrealized appreciation, $2.2 million in gross unrealized depreciation and approximately $14.0 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $6.0 million resulting from reductions to the cost value of our CLO equity investments representing the difference between distributions received, or entitled to be received, on our investments held in CLO equity subordinated notes and fee notes, of approximately $10.6 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $4.6 million. The most significant components of the net change in unrealized appreciation during the three months ended March 31, 2021, were as follows (in millions):

Portfolio Company	Net Change in unrealized appreciation
Imagine Print Solutions, LLC	$13.4
Cedar Funding II CLO, Ltd.	4.0
Sound Point CLO XVI, Ltd.	3.3
Global Tel Link Corp.	2.6
West CLO 2014-1, Ltd.	1.3
Net all other	6.4
Total	$31.0

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

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the three months ended March 31, 2021 and March 31, 2020 was approximately $4.8 million and $6.4 million, respectively. This decrease in net investment income was primarily due to a decrease in interest income.

For the three months ended March 31, 2021, the net increase in net assets resulting from net investment income per common share was $0.10 (basic and diluted), compared to the net increase in net assets resulting from net investment income per share of $0.13 (basic and diluted) for the three months ended March 31, 2020. The per share decrease is due to lower interest income for the three months ended March 31, 2021.

Net Increase/(Decrease) in Net Assets Resulting from Operations

Net increase in net assets resulting from operations for the three months ended March 31, 2021 was approximately $21.8 million compared with a net decrease in net assets resulting from operations of approximately $79.4 million for the three months ended March 31, 2020.

For the three months ended March 31, 2021, the net increase in net assets resulting from operations per common share was $0.44 (basic and diluted), compared to a net decrease in net assets resulting from operations per share of $1.62 (basic and diluted) for the three months ended March 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021, cash and cash equivalents were approximately $39.7 million as compared to approximately $59.1 million as of December 31, 2020. For the three months ended March 31, 2021, net cash used in operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $14.2 million, largely reflecting purchases of investments of approximately $45.2 million and net change in unrealized appreciation of approximately $31.0 million, partially offset by proceeds from principal repayments and sales of investments of approximately $19.2 million and net realized losses on investments of approximately $14.1 million. For the three ended March 31, 2021, net cash used in financing activities was approximately $5.2 million, reflecting the payment of distributions.

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2021, is as follows:

Contractual obligations (in millions)	Principal Amount	Payments Due by Period
		Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
6.50% Unsecured Notes	$64.4	$—	$64.4	$—	$—
6.25% Unsecured Notes	44.8	—	—	—	44.8
	$109.2	$—	$64.4	$—	$44.8

Refer to “Note 6. Borrowings” in the notes to our consolidated financial statements.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into a variety of undertakings containing a variety of warranties and indemnifications that may expose us to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote. As of March 31, 2021, we did not have any commitments to purchase additional investments.

Share Issuance Program

On August 1, 2019, we entered into an Equity Distribution Agreement with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $150.0 million of the Company’s common stock through an At-the-Market (“ATM”) offering. For the three months ended March 31, 2021, we did not sell any shares of common stock pursuant to the ATM offering.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, as of March 31, 2021, we were only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 150%, immediately after such borrowing. As of March 31, 2021 and December 31, 2020, our asset coverage for borrowed amounts was approximately 320% and 304%, respectively.

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

The weighted average stated interest rate and weighted average maturity on all of the Company’s debt outstanding as of March 31, 2021, were 6.40% and 3.9 years, respectively, and as of December 31, 2020, were 6.40% and 4.1 years, respectively.

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

On April 3, 2019, we completed an underwritten public offering of approximately $44.8 million in aggregate principal amount of the 6.25% Unsecured Notes. The 6.25% Unsecured Notes will mature on April 30, 2026, and may be redeemed in whole or in part at any time or from time to time at our option on or after April 30, 2022. The 6.25% Unsecured Notes bear interest at a rate of 6.25% per year payable quarterly on January 31, April 30, July 31, and October 31 of each year. The 6.25% Unsecured Notes are listed on the NASDAQ Global Select Market under the trading symbol “OXSQZ.”

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

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is taxable ordinary income or capital gains. The final determination of the nature of our distributions can only be made upon the filing of our tax return. We have until October 15, 2022, to file our federal income tax return for the year ended December 31, 2021.

For the quarter ended March 31, 2021, management estimated that a tax return of capital occurred of approximately $0.02 per share. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure stockholders that they will receive any distributions.

The following table reflects the cash distributions, including distributions reinvested, if any, per share that our Board has declared on our common stock since the beginning of 2020:

Date Declared	Record Date	Payment Date	Total Distributions	GAAP net investment income			Distributions in excess of/ (less than) GAAP net investment income
Fiscal 2021(1)
April 22, 2021	September 16. 2021	September 30, 2021	$0.035	$	N/A		$—
April 22, 2021	August 17, 2021	August 31, 2021	0.035		N/A		—
April 22, 2021	July 16, 2021	July 30, 2021	0.035		N/A		—
Total (Third Quarter 2021)			0.105		—	(3)	—

February 23, 2021	June 16, 2021	June 30, 2021	$0.035	$	N/A		$—
February 23, 2021	May 14, 2021	May 28, 2021	0.035		N/A		—
February 23, 2021	April 16, 2021	April 30, 2021	0.035		N/A		—
Total (Second Quarter 2021)			0.105		—	(3)	—

October 22, 2020	March 17, 2021	March 31, 2021	$0.035	$	N/A		$—
October 22, 2020	February 12, 2021	February 26, 2021	0.035		N/A		—
October 22, 2020	January 15, 2021	January 29, 2021	0.035		N/A		—
Total (First Quarter 2021)			0.105		$0.10		—

Fiscal 2020(1)
September 11, 2020	December 16, 2020	December 31, 2020	$0.035	$	N/A		$—
September 11, 2020	November 13, 2020	November 30, 2020	0.035		N/A		—
September 11, 2020	October 16, 2020	October 30, 2020	0.035		N/A		—
Total (Fourth Quarter 2020)			0.105		0.10		—

June 1, 2020	September 16, 2020	September 30, 2020	0.035		N/A		—
June 1, 2020	August 17, 2020	August 31, 2020	0.035		N/A		—
June 1, 2020	July 17, 2020	July 31, 2020	0.035		N/A		—
Total (Third Quarter 2020)			0.105		0.09		0.01

February 24, 2020	June 15, 2020	June 30, 2020	0.067		N/A		—
February 24, 2020	May 14, 2020	May 29, 2020	0.067		N/A		—
February 24, 2020	April 15, 2020	April 30, 2020	0.067		N/A		—
Total (Second Quarter 2020)			0.201		0.09		0.11

October 25, 2019	March 17, 2020	March 31, 2020	0.067		N/A		—
October 25, 2019	February 14, 2020	February 28, 2020	0.067		N/A		—
October 25, 2019	January 17, 2020	January 31, 2020	0.067		N/A		—
Total (First Quarter 2020)			0.201		0.13		0.07
Total (2020)			$0.612		$0.40	(2)	$0.21	(2)

____________

(1)      The tax characterization of cash distributions for the year ending December 31, 2021 and year ended December 31, 2020 will not be known until the tax return for such years are finalized. For the year ending December 31, 2021 and year ended December 31, 2020, the amounts and sources of distributions reported are only estimates and are not being provided for U.S. tax reporting purposes. The final determination of the source of all distributions in 2021 and 2020 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

(2)      Totals may not sum due to rounding.

(3)      We have not yet reported investment income for this period.

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

•        Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, at Oxford Bridge Management, LLC, the investment adviser to the Oxford Bridge, LLC and Oxford Bridge II, LLC (together, the “Oxford Bridge Funds”), and at Oxford Gate Management, LLC, the investment adviser to Oxford Gate Master Fund, LLC, Oxford Gate, LLC and Oxford Gate (Bermuda), LLC (collectively, the ”Oxford Gate Funds”). Oxford Funds is the managing member of both Oxford Bridge Management, LLC and Oxford Gate Management, LLC. In addition, Bruce L. Rubin serves as the Chief Financial Officer and Secretary, and Gerald Cummins serves as the Chief Compliance Officer, respectively, of both Oxford Bridge Management, LLC and Oxford Gate Management, LLC.

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

On June 14, 2017, the Securities and Exchange Commission issued an order permitting the Company and certain of its affiliates to complete negotiated co-investment transactions in portfolio companies, subject to certain conditions (the “Order”). Subject to satisfaction of certain conditions to the Order, the Company and certain of its affiliates are permitted, together with any future BDCs, registered closed-end funds and certain private funds, each of whose investment adviser is the Company’s investment adviser or an investment adviser controlling, controlled by, or under common control with the Company’s investment adviser, to co-invest in negotiated investment opportunities where doing so would otherwise be prohibited under the 1940 Act, providing the Company’s stockholders with access to a broader array of investment opportunities. Pursuant to the Order, we are permitted to co-invest in such investment opportunities with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in our existing portfolio companies with certain other funds managed by our investment adviser or its affiliates and covered by the Order, even if such private funds had not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein.

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

RECENT DEVELOPMENTS

The following distributions payable to stockholders are shown below:

Date Declared	Record Date	Payable Dates	Per Share Distribution Amount Declared
February 23, 2021	April 16, 2021	April 30, 2021	$0.035
February 23, 2021	May 14, 2021	May 28, 2021	$0.035
February 23, 2021	June 16, 2021	June 30, 2021	$0.035
April 22, 2021	July 16, 2021	July 30, 2021	$0.035
April 22, 2021	August 17, 2021	August 31, 2021	$0.035
April 22, 2021	September 16, 2021	September 30, 2021	$0.035

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2021, all debt investments in our portfolio were at variable interest rates, representing approximately $210.8 million in principal debt. As of March 31, 2021, all except one of our variable rate investments were income producing. The variable rates are based upon the five-year U.S. Department of Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain interest rate floors.

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

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2021, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates for our settled investments (considering interest rate floors for floating rate instruments), excluding CLO equity investments. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2021. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2021, and are only adjusted for assumed changes in the underlying base interest rates. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

Hypothetical Change in LIBOR	Estimated Percentage change in Investment Income
Up 300 basis points	16.0%
Up 200 basis points	10.6%
Up 100 basis points	5.3%
Down 25 basis points	(0.5)%

ITEM 4.     CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.      RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factors set forth below, there have been no material changes known to us during the three months ended March 31, 2021, to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Equity Securities

While we did not engage in unregistered sales of equity securities during the three months ended March 31, 2021, we issued 8,357 shares of common stock under our distribution reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value for the shares of common stock issued under the distribution reinvestment plan during the three months ended March 31, 2021 was approximately $37,000. Also during the three months ended March 31, 2021, as part of our distribution reinvestment plan for our common stockholders, our dividend reinvestment administrator purchased 23,202 shares of our common stock for $0.1 million in the open market to satisfy the reinvestment portion of our distributions.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2021, no common stock was repurchased by the Company.

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

OXFORD SQUARE CAPITAL CORP.
Date: April 29, 2021	By:	/s/ Jonathan H. Cohen
Jonathan H. Cohen
Chief Executive Officer
(Principal Executive Officer)
Date: April 29, 2021	By:	/s/ Bruce L. Rubin
Bruce L. Rubin
Chief Financial Officer
(Principal Accounting Officer)