Form 10-Q
period 2021-06-30
Oxford Square Capital Corp.
filed 2021-07-29
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-00638

_______________________________

OXFORD SQUARE CAPITAL CORP.

(Exact name of registrant as specified in its charter)

_______________________________

MARYLAND	20-0188736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 SOUND SHORE DRIVE, SUITE 255
GREENWICH, CONNECTICUT 06830

(Address of principal executive office)

(203) 983-5275

(Registrant’s telephone number, including area code)

_______________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	OXSQ	NASDAQ Global Select Market LLC
6.50% Notes due 2024	OXSQL	NASDAQ Global Select Market LLC
6.25% Notes due 2026	OXSQZ	NASDAQ Global Select Market LLC
5.50% Notes due 2028	OXSQG	NASDAQ Global Select Market LLC

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of July 29, 2021, was 49,624,422.

OXFORD SQUARE CAPITAL CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

OXFORD SQUARE CAPITAL CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Non-affiliated/non-control investments (cost: $484,111,949 and $407,547,351, respectively)	$404,821,888	$294,674,000
Affiliated investments (cost: $16,836,822 and $16,836,822, respectively)	—	—
Cash equivalents	63,592,092	59,137,284
Interest and distributions receivable	3,507,802	2,299,259
Securities sold not settled	—	950,000
Other assets	548,719	597,238
Total assets	$472,470,501	$357,657,781
LIABILITIES
Notes payable – 6.50% Unsecured Notes, net of deferred issuance costs of $894,047 and $1,055,065, respectively	$63,476,178	$63,315,160
Notes payable – 6.25% Unsecured Notes, net of deferred issuance costs of $1,127,461 and $1,243,082, respectively	43,663,289	43,547,668
Notes payable – 5.50% Unsecured Notes, net of deferred issuance costs of $2,663,662 and $0, respectively	77,836,338	—
Securities purchased not settled	40,803,008	23,156,556
Base Fee and Net Investment Income Incentive Fee payable to affiliate	1,434,484	1,159,703
Accrued interest payable	982,435	478,191
Accrued expenses	811,833	573,977
Total liabilities	229,007,565	132,231,255
COMMITMENTS AND CONTINGENCIES (Note 13)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized; 49,624,422 and 49,589,607 shares issued and outstanding, respectively	496,243	495,895
Capital in excess of par value	452,810,632	452,650,210
Total distributable earnings/(accumulated losses)	(209,843,939)	(227,719,579)
Total net assets	243,462,936	225,426,526
Total liabilities and net assets	$472,470,501	$357,657,781
Net asset value per common share	$4.91	$4.55

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)
June 30, 2021

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes
Aerospace and Defense
Novetta, LLC
first lien senior secured notes, 6.00% (LIBOR + 5.00%), (1.00% floor) due October 16, 2022(4)(5)(6)(15)	November 20, 2014	$5,386,130	$5,361,411	$5,372,664
Total Aerospace and Defense			$5,361,411	$5,372,664	2.2%

Business Services
Access CIG, LLC
second lien senior secured notes, 7.84% (LIBOR + 7.75%), (0.00% floor) due February 27, 2026(4)(5)(14)(15)	February 14, 2018	$16,754,000	$16,828,339	$16,628,345

ConvergeOne Holdings, Inc.
first lien senior secured notes, 5.10% (LIBOR + 5.00%), (0.00% floor) due January 4, 2026(4)(5)(6)(14)(15)	June 4, 2021	5,377,158	5,317,220	5,323,386
second lien senior secured notes, 8.60% (LIBOR + 8.50%), (0.00% floor) due January 4, 2027(4)(5)(14)(15)	June 3, 2021	15,000,000	14,328,624	14,400,000

Convergint Technologies, LLC
second lien senior secured notes, 7.50% (LIBOR + 6.75%), (0.75% floor) due March 31, 2029(4)(5)(15)	March 18, 2021	11,000,000	10,946,828	11,000,000

OMNIA Partners, Inc.
second lien senior secured notes, 7.65% (LIBOR + 7.50%), (0.00% floor) due May 22, 2026(4)(5)(6)(14)(16)	May 17, 2018	13,813,956	13,769,080	13,468,607

Premiere Global Services, Inc.
first lien senior secured notes, 7.50% (LIBOR + 6.50%), (1.00% floor) due June 8, 2023(4)(5)(6)(10)(17)	October 1, 2019	14,273,926	13,848,895	7,593,729
second lien senior secured notes, 10.00%, 0.50% Cash, 10.00% PIK (LIBOR + 9.00%) (1.00% floor) due June 6, 2024(3)(4)(5)(10)(17)	October 1, 2019	11,965,746	9,817,795	179,486

RSA Security, LLC
second lien senior secured notes, 8.50% (LIBOR + 7.75%), (0.75% floor) due April 27, 2029(4)(5)(16)	April 16, 2021	9,533,333	9,369,876	9,390,333

Verifone Systems, Inc.
first lien senior secured notes, 4.15% (LIBOR + 4.00%), (0.00% floor) due August 20, 2025(4)(5)(6)(14)(16)	August 9, 2018	13,769,085	13,233,452	13,528,126
Total Business Services			$107,460,109	$91,512,012	37.6%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)
June 30, 2021

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
Diversified Insurance
AIS Intermediate, LLC
first lien senior secured notes, 5.19% (LIBOR + 5.00%), (0.00% floor) due August 15, 2025(4)(5)(6)(14)(16)	January 7, 2021	$16,440,296	$15,946,230	$16,111,490

AmeriLife Group LLC
second lien senior secured notes, 9.50% (LIBOR + 8.50%), (1.00% floor) due March 18, 2028(4)(5)(10)	March 18, 2020	11,000,000	10,807,561	11,000,000
Total Diversified Insurance			$26,753,791	$27,111,490	11.1%

Healthcare
Careismatic Brands, Inc. (f/k/a New Trojan Parent, Inc.)
second lien senior secured notes, 7.75% (LIBOR + 7.25%), (0.50% floor) due January 5, 2029(4)(5)(15)	January 22, 2021	$7,000,000	$6,935,847	$7,000,000

HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)
first lien senior secured notes, 4.60% (LIBOR + 4.50%), (0.00% floor) due April 3, 2025(4)(5)(6)(14)(15)	October 31, 2018	13,591,820	13,372,394	13,065,136

Keystone Acquisition Corp
first lien senior secured notes, 6.25% (LIBOR + 5.25%), (1.00% floor) due May 1, 2024(4)(5)(6)(14)(16)	May 10, 2017	7,343,426	7,326,935	7,214,916
second lien senior secured notes, 10.25% (LIBOR + 9.25%), (1.00% floor) due May 1, 2025(4)(5)(14)(16)	May 10, 2017	13,000,000	12,903,140	12,285,000

Viant Medical Holdings, Inc.
first lien senior secured notes, 3.85% (LIBOR + 3.75%), (0.00% floor) due July 2, 2025(4)(5)(6)(14)(15)	June 26, 2018	9,725,000	9,724,422	9,445,406
second lien senior secured notes, 7.85% (LIBOR + 7.75%), (0.00% floor) due July 2, 2026(4)(5)(14)(15)	June 26, 2018	5,000,000	4,964,641	4,712,500
Total Healthcare			$55,227,379	$53,722,958	22.1%

Plastics Manufacturing
Spectrum Holdings III Corp. (f/k/a KPEX Holdings, Inc.)
first lien senior secured notes, 4.25% (LIBOR + 3.25%), (1.00% floor) due January 31, 2025(4)(5)(6)(10)(14)	June 24, 2020	$15,043,672	$14,093,066	$14,404,316
Total Plastics Manufacturing			$14,093,066	$14,404,316	5.9%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)
June 30, 2021

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
Software
Aspect Software, Inc.
first lien senior secured notes, 6.00% (LIBOR + 5.25%), (0.75% floor) due May 8, 2028(4)(5)(14)(16)	May 18, 2021	$8,000,000	$7,870,741	$7,840,000
second lien senior secured notes, 9.75% (LIBOR + 9.00%), (0.75% floor) due May 7, 2029(4)(5)(14)(16)	May 3, 2021	7,000,000	6,791,687	6,930,000

Quest Software, Inc.
second lien senior secured notes, 8.44% (LIBOR + 8.25%), (0.00% floor) due May 18, 2026(4)(5)(14)(16)	May 17, 2018	13,353,672	13,238,495	13,306,934
Total Software			$27,900,923	$28,076,934	11.5%

Telecommunications Services
Global Tel Link Corp.
second lien senior secured notes, 8.35% (LIBOR + 8.25%), (0.00% floor) due November 29, 2026(4)(5)(14)(15)	November 20, 2018	$17,000,000	$16,770,995	$14,365,000
Total Telecommunication Services			$16,770,995	$14,365,000	5.9%

Utilities
CLEAResult Consulting, Inc.
second lien senior secured notes, 7.33% (LIBOR + 7.25%), (0.00% floor) due August 10, 2026(4)(5)(15)	August 3, 2018	$7,650,000	$7,667,660	$7,458,750
Total Utilities			$7,667,660	$7,458,750	3.1%
Total Senior Secured Notes			$261,235,334	$242,024,124	99.4%

Collateralized Loan Obligation – Equity Investments
Structured Finance
Atlas Senior Loan Fund XI, Ltd.
CLO subordinated notes, estimated yield 4.66% due July 26, 2031(9)(11)(12)(18)(24)	April 5, 2019	$5,725,000	$3,835,066	$2,576,250

Babson CLO Ltd. 2015-I
CLO subordinated notes, estimated yield 16.39% due January 20, 2031(9)(11)(12)(18)	July 26, 2018	8,512,727	3,506,741	2,894,327

BlueMountain CLO 2014-2 Ltd.
CLO subordinated notes, estimated yield 6.74% due October 20, 2030(9)(11)(12)(18)	April 3, 2019	6,374,000	2,718,697	1,848,460

Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 18, 2029(9)(11)(12)(18)(24)	March 19, 2013	6,250,000	3,018,972	1,924,806

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)
June 30, 2021

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Carlyle Global Market Strategies CLO 2021-6, Ltd.
CLO subordinated notes, estimated yield 17.40% due July 15, 2034(9)(11)(12)(14)(18)	June 30, 2021	$44,600,000	$33,465,949	$33,450,000

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 14.53% due April 20, 2034(9)(11)(12)(18)	October 23, 2013	18,000,000	11,723,715	10,260,000

Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 13.91% due October 20, 2034(9)(11)(12)(18)	May 15, 2017	7,700,000	7,031,983	6,776,000

CIFC Funding 2014-3, Ltd.
CLO subordinated notes, estimated yield 5.38% due October 22, 2031(9)(11)(12)(18)(24)	January 24, 2017	10,000,000	5,284,007	4,000,000

Dryden 43 Senior Loan Fund
CLO subordinated notes, estimated yield 17.31% due April 20, 2034(9)(11)(12)(18)	June 1, 2021	10,000,000	6,947,459	6,900,000

Madison Park Funding XVIII, Ltd.
CLO subordinated notes, estimated yield 35.32% due October 21, 2030(9)(11)(12)(18)(24)	May 22, 2020	12,500,000	5,363,788	7,500,000

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 11.90% due January 22, 2028(9)(11)(12)(18)(24)	May 11, 2016	5,422,500	3,965,704	3,687,300

Nassau 2019-I Ltd.
CLO subordinated notes, estimated yield 10.76% due April 15, 2031(9)(11)(12)(18)(24)	April 11, 2019	23,500,000	16,630,769	11,280,000

Octagon Investment Partners 45, Ltd.
CLO subordinated notes, estimated yield 35.20% due October 15, 2032(9)(11)(12)(18)	May 13, 2020	3,750,000	2,260,615	3,177,858

Octagon Investment Partners 49, Ltd.
CLO subordinated notes, estimated yield 18.12% due January 15, 2033(9)(11)(12)(14)(18)	December 11, 2020	28,875,000	22,405,485	21,580,505

Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 25, 2030(9)(11)(12)(14)(18)	August 1, 2018	45,500,000	33,088,549	19,565,000

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 17, 2026(9)(11)(12)(18)(24)	January 25, 2013	14,447,790	6,237,524	722,390

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)
June 30, 2021

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Telos CLO 2013-4, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 17, 2030(9)(11)(12)(18)(24)	May 20, 2015	$11,350,000	$6,304,046	$2,043,207

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 17, 2028(9)(11)(12)(18)	April 11, 2014	28,500,000	18,179,226	2,280,000

THL Credit Wind River 2012-1 CLO, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 15, 2026(9)(11)(12)(18)	June 11, 2015	7,500,000	2,950,840	37,500

Venture XVII, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(24)	January 27, 2017	6,200,000	3,061,876	718,679

Venture XX, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(24)	July 27, 2018	3,000,000	1,216,869	510,000

Venture 35 CLO, Limited
CLO subordinated notes, estimated yield 23.43% due October 22, 2031(9)(11)(12)(18)	December 7, 2020	5,000,000	2,554,718	2,700,000

Venture 39 CLO, Limited
CLO subordinated notes, estimated yield 34.37% due April 15, 2033(9)(11)(12)(18)	May 8, 2020	5,150,000	3,039,856	3,811,000

Vibrant CLO V, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 20, 2029(9)(11)(12)(18)	April 27, 2017	13,475,000	5,658,619	1,428,350

West CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 18, 2026(9)(11)(12)(18)(24)	May 12, 2017	9,250,000	1,995,430	342,250

Westcott Park CLO, Ltd.
CLO subordinated notes, estimated yield 31.84% due July 20, 2028(9)(11)(12)(18)	September 16, 2020	19,000,000	1,806,305	5,244,000

Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 15, 2029(9)(11)(12)(18)	May 3, 2017	10,500,000	7,191,362	3,150,000

CLO Equity Side Letter Related Investments(11)(12)(13)(25)(26)			1,432,445	2,389,882
Total Structured Finance			$222,876,615	$162,797,764	66.9%
Total Collateralized Loan Obligation – Equity Investments			$222,876,615	$162,797,764	66.9%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)
June 30, 2021

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS
Common Stock
IT Consulting
Unitek Global Services, Inc.
common equity(7)(27)	January 13, 2015	1,244,188	$684,960	$—
Total IT Consulting			$684,960	$—	0.0%
Total Common Stock			$684,960	$—	0.0%

Preferred Stock
IT Consulting
Unitek Global Services, Inc.
Series B Preferred Stock(3)(17)(21)(27)	June 26, 2019	13,463,202	$9,002,159	$—
Series B Senior Preferred Stock(3)(17)(22)(27)	June 26, 2019	6,308,716	4,535,443	—
Series B Super Senior Preferred Stock(3)(17)(23)(27)	June 26, 2019	3,503,358	2,614,260	—
Total IT Consulting			$16,151,862	$—	0.0%
Total Preferred Equity			$16,151,862	$—	0.0%

Total Investments in Securities(8)			$500,948,771	$404,821,888	166.3%

Cash Equivalents
First American Government Obligations Fund(19)			$63,592,092	$63,592,092
Total Cash Equivalents			$63,592,092	$63,592,092	26.1%
Total Investments in Securities and Cash Equivalents			$564,540,863	$468,413,980	192.4%

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

(3)      As of June 30, 2021, the portfolio includes $11,965,746 principal amount of debt investments and 23,275,276 shares of preferred stock investments which contain a PIK provision.

(4)      Notes bear interest at variable rates and are subject to an interest rate floor where disclosed. The rate disclosed is as of June 30, 2021.

(5)      Cost value reflects accretion of original issue discount or market discount, or amortization of premium.

(6)      Cost value reflects repayment of principal

(7)      Non-income producing at the relevant period end.

(8)      Aggregate gross unrealized appreciation for U.S. federal income tax purposes is $3,100,114; aggregate gross unrealized depreciation for U.S. federal income tax purposes is $128,928,254. Net unrealized depreciation is $125,828,140 based upon an estimated tax cost basis of $530,650,028 as of June 30, 2021.

(9)      Cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO equity investments.

(10)    The principal balance outstanding for this debt investment, in whole or in part, is indexed to 180-day LIBOR.

(11)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2021, the Company held qualifying assets that represented 62.2% of its total assets.

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

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)
June 30, 2021

(17)    As of June 30, 2021, this debt or preferred equity investment was on non-accrual status. The aggregate fair value of these investments was approximately $7.8 million.

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

(19)    Represents cash equivalents held in money market accounts as of June 30, 2021.

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

(24)    The investment is co-invested with the Company’s affiliates. See “Note 7. Related Party Transactions.”

(25)    The CLO equity side letter related investments have acquisition dates from October 2013 through March 2021. There were no additional acquisitions during the quarter ended June 30, 2021.

(26)    Cost value reflects amortization.

(27)    These investments are deemed to be an “affiliate,” as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned between 5% and 25% of its voting securities. We do not “control” any of our portfolio companies. The fair value of affiliated portfolio investments was $0 for both March 31, 2021 and June 30, 2021 and there was no investment activity during the quarter. For the quarter ended June 30, 2021, a total of approximately $0.9 million of paid-in-kind dividends were entitled to be received yet deemed uncollectible.

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

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$3,602,389	$4,873,382	$7,824,426	$10,527,637
Income from securitization vehicles and investments	4,096,145	3,217,953	8,777,445	7,977,023
Other income	143,472	163,286	599,825	574,649
Total investment income from non-affiliated/non-control investments	7,842,006	8,254,621	17,201,696	19,079,309
Total investment income	7,842,006	8,254,621	17,201,696	19,079,309
EXPENSES
Interest expense	2,431,398	1,906,442	4,314,823	4,079,910
Base Fee	1,434,484	1,010,672	2,823,734	2,241,882
Professional fees	570,265	433,746	1,255,219	907,735
Compensation expense	192,875	168,281	365,597	368,629
General and administrative	428,515	405,498	843,690	778,680
Total expenses before incentive fees	5,057,537	3,924,639	9,603,063	8,376,836
Net Investment Income Incentive Fees	—	—	—	—
Total expenses	5,057,537	3,924,639	9,603,063	8,376,836
Net investment income	2,784,469	4,329,982	7,598,633	10,702,473
Net change in unrealized appreciation/(depreciation) on investments:
Non-Affiliate/non-control investments	2,537,168	18,736,102	33,583,290	(64,279,524)
Affiliated investments	—	249,793	—	(2,182,701)
Total net change in unrealized appreciation/(depreciation) on investments	2,537,168	18,985,895	33,583,290	(66,462,225)
Net realized gains/(losses):
Non-affiliated/non-control investments	1,180,480	(2,760,308)	(12,890,651)	(3,037,481)
Extinguishment of debt	—	—	—	(5,211)
Total net realized gains/(losses)	1,180,480	(2,760,308)	(12,890,651)	(3,042,692)
Net increase/(decrease) in net assets resulting from operations	$6,502,117	$20,555,569	$28,291,272	$(58,802,444)
Net increase in net assets resulting from net investment income per common share (Basic and Diluted):	$0.06	$0.09	$0.15	$0.22
Net increase/(decrease) in net assets resulting from operations per common share (Basic and Diluted):	$0.13	$0.41	$0.57	$(1.19)
Weighted average shares of common stock outstanding (Basic and Diluted):	49,607,474	49,589,607	49,598,636	49,363,588
Distributions per share	$0.105	$0.201	$0.210	$0.402

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Increase/(decrease) in net assets from operations:
Net investment income	$2,784,469	$4,329,982	$7,598,633	$10,702,473
Net change in unrealized appreciation/(depreciation) on investments	2,537,168	18,985,895	33,583,290	(66,462,225)
Net realized gains/(losses)	1,180,480	(2,760,308)	(12,890,651)	(3,042,692)
Net increase/(decrease) in net assets resulting from operations	6,502,117	20,555,569	28,291,272	(58,802,444)
Distributions to stockholders
Distributions from net investment income	(4,323,240)	(8,273,034)	(8,644,975)	(16,477,089)
Tax return of capital distributions	(885,483)	(1,694,477)	(1,770,657)	(3,374,826)
Total distributions to stockholders	(5,208,723)	(9,967,511)	(10,415,632)	(19,851,915)

Capital share transactions:
Issuance of common stock (net of underwriting fees and offering costs of $0, $0, $0, and $51,779, respectively)	—	—	—	5,821,240
Reinvestment of distributions	123,929	—	160,770	161,186
Net increase in net assets from capital share transactions	123,929	—	160,770	5,982,426
Total increase/(decrease) in net assets	1,417,323	10,588,058	18,036,410	(72,671,933)
Net assets at beginning of period	242,045,613	164,738,551	225,426,526	247,998,542
Net assets at end of period	$243,462,936	$175,326,609	$243,462,936	$175,326,609
Capital share activity:
Shares issued	—	—	—	1,098,277
Shares issued from reinvestment of distributions	26,458	—	34,815	42,343
Net increase in capital share activity	26,458	—	34,815	1,140,620

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase/(decrease) in net assets resulting from operations	$28,291,272	$(58,802,444)
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash (used in)/provided by operating activities:
Accretion of discounts on investments	(365,303)	(583,106)
Amortization of discount on notes payable and deferred debt issuance costs	318,838	288,213
Increase in investments due to PIK interest income	—	(123,305)
Purchases of investments	(114,770,681)	(19,882,372)
Repayments of principal	17,053,265	28,667,049
Proceeds from the sale of investments	5,819,281	20,531,040
Net realized losses on investments	12,890,651	3,037,481
Reductions to CLO equity cost value	21,404,640	4,614,134
Net change in unrealized (appreciation)/depreciation on investments	(33,583,290)	66,462,225
(Increase)/Decrease in interest and distributions receivable	(1,208,543)	2,389,749
Decrease/(Increase) in other assets	48,519	(253,133)
Increase/(Decrease) in accrued interest payable	504,244	(150,974)
Increase/(Decrease) in Base Fee and Net Investment
Income Incentive Fee payable	274,781	(469,980)
Increase/(Decrease) in accrued expenses	237,856	(163,612)
Net cash (used in)/provided by operating activities	(63,084,470)	45,560,965

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid (net of stock issued under distribution reinvestment plan of $160,771 and $161,186, respectively)	(10,254,862)	(19,690,729)
Proceeds from issuance of 5.50% Unsecured Notes	80,500,000	—
Deferred debt issuance costs paid	(2,705,860)	—
Principal repayment of credit facility	—	(28,090,601)
Proceeds from issuance of common stock	—	5,873,019
Underwriting fees and offering costs for the issuance of common stock	—	(51,779)
Net cash provided by/(used in) financing activities	67,539,278	(41,960,090)
Net increase in cash equivalents.	4,454,808	3,600,875
Cash equivalents, beginning of period	59,137,284	16,460,938
Cash equivalents, end of period	$63,592,092	$20,061,813

NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with distribution reinvestment plan	$160,771	$161,186

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$3,491,743	$3,947,881
Securities purchased not settled	$40,803,008	$8,742,818

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
June 30, 2021
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

CONSOLIDATION

As provided under Regulation S-X and ASC Topic 946-810, Consolidation (“ASC 946-810”), the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or a controlled operating company whose business consists of providing services to the Company for the periods during which it was held. The Company consolidates OXSQ Funding in its financial statements for the periods which it is held in accordance with ASC 946-810.

Cash and Cash Equivalents

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

INVESTMENT VALUATION

The Company measures its investment portfolio at fair value in accordance with the provisions of ASC 820, Fair Value Measurement (“ASC 820”). Estimates made in the preparation of the Company’s consolidated financial statements include the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. The Company believes that there is no single definitive method for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments the Company makes.

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, all of OXSQ’s investments are based upon “Level 3” inputs as of June 30, 2021.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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

Syndicated Loans (Including Senior Secured Notes)

In accordance with ASC 820-10, the Company’s valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace from which the Company obtains indicative bid quotes for purposes of determining the fair value of its syndicated loan investments has shown attributes of illiquidity as described by ASC 820-10. During such periods of illiquidity, when the Company believes that the non-binding indicative bids received from agent banks for certain syndicated loan investments that it owns may not be determinative of their fair value, or when no market indicative quote is available, the Company may engage third-party valuation firms to provide assistance in valuing certain syndicated investments that the Company owns. The third-party valuation firms may use the income or market approach in arriving at a valuation. Unobservable inputs utilized could include discount rates derived from estimated credit spreads and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples. In addition, Oxford Square Management analyzes each syndicated loan by reviewing the portfolio company’s financial statements, covenant compliance and recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases, the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms, if any. All information is presented to the Board for its determination of fair value of these investments.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of June 30, 2021 and December 31, 2020, the Company had two debt investments that were on non-accrual status.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Interest income also includes a payment-in-kind (“PIK”) component on certain investments in the Company’s portfolio. Refer to the section below, “Payment-In-Kind,” for a description of PIK income and its impact on interest income.

Payment-In-Kind

The Company has debt and preferred stock investments in its portfolio that contain contractual PIK provisions. PIK interest and preferred stock dividends are computed at their contractual rates and are accrued into income and recorded as interest and dividend income, respectively. The PIK amounts are added to the principal balances on the capitalization dates. Upon capitalization, the PIK portions of the investments are valued at their respective fair values. If the Company believes that a PIK is not fully expected to be realized, the PIK investment would be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends would be reversed from the related receivable through interest or dividend income, respectively. PIK investments on non-accrual status are restored to accrual status once it becomes probable that such PIK will be ultimately collectible in cash. For the three and six months ended June 30, 2021 and 2020, no PIK dividends were recognized as dividend income.

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

Preferred Stock Dividends

The Company holds preferred stock investments in its portfolio that contain cumulative preferred dividends that accumulate quarterly. The Company will generally record cumulative preferred dividends as investment income when they are received or declared by the portfolio company’s board of directors or upon any voluntary or involuntary liquidation, dissolution or winding up of the portfolio company, and are collectible. There were no cumulative preferred dividends recorded as dividend income during the three and six months ended June 30, 2021 and 2020, as the Company deemed them to be uncollectible.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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

The Company recognizes the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained, assuming examination by tax authorities. Through June 30, 2021, management has analyzed the Company’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded related to

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

uncertain tax positions expected to be taken in the Company’s 2021 tax returns. The Company identifies its major tax jurisdictions as U.S Federal and Connecticut State. The Company did not have any uncertain tax positions that met the recognition measurement criteria of ASC 740-10-25, Income Taxes, nor did the company have any unrecognized tax benefits as of the periods presented herein. The Company’s current tax year, 2020, 2019, and 2018 federal tax returns remain subject to examination by the Internal Revenue Service.

For tax purposes, the cost basis of the portfolio investments as of June 30, 2021 and December 31, 2020, was approximately $530,650,028 and $433,128,699, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, after adoption, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis. The Company is in the process of evaluating the impact that this guidance will have on its consolidated financial statements. As of June 30, 2021, the Company did not have any debt instruments with convertible features, and as such, it does not expect this guidance to have a material impact on its consolidated financial statements.

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

NOTE 4. FAIR VALUE

The Company’s assets measured at fair value by investment type on a recurring basis as of June 30, 2021 were as follows:

	Fair Value Measurements at Reporting Date Using
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$—	$—	$242.0	$242.0
CLO Equity	—	—	162.8	162.8
Equity and Other Investments	—	—	—	—
Total Investments at fair value	—	—	404.8	404.8
Cash equivalents	63.6	—	—	63.6
Total assets at fair value	$63.6	$—	$404.8	$468.4

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of June 30, 2021 and December 31, 2020, respectively. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or Oxford Square Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

	Quantitative Information about Level 3 Fair Value Measurements
Assets ($ in millions)	Fair Value as of June 30, 2021	Valuation Techniques/Methodologies	Unobservable Input		Range/Weighted Average(1)		Impact to Fair Value from an Increase in Input(2)
Senior Secured Notes	$136.3	Market quotes	NBIB(3)		84.5	% – 100.0%/96.3%	NA
	98.0	Recent transactions	Actual trade/payoff	(4)	95.8	% – 100.0%/97.7%	NA
	7.6	Enterprise value(8)	EBITDA(9)		$62.2 million/ncm	(5)	Increase
			Market multiples(9)		4.5x – 5.5x/ncm	(5)	Increase
	0.2	Options pricing model	Time to Expiration		1 year/ncm	(5)	Increase
			Risk-free Rate		0.07	%/ncm(5)	Increase
			Implied Volatility		30.0	% – 40.0%/35.0%	Increase

CLO equity	146.6	Market quotes	NBIB(3)		5.0	% – 84.7%/46.8%	NA
	6.8	Recent transactions	Actual trade/payoff	(4)	88.0	%/ncm(5)	NA
	2.4	Discounted cash flow(6)	Discount rate(7)		8.0	% – 12.9%/11.6%	Decrease
	7.1	Liquidation Net Asset Value(8)	NBIB(3)		0.5	% – 27.6%/14.3%	NA

Equity/Other	—	Enterprise value(8)	EBITDA(9)		$21.7 million/ncm	(5)	Increase
			Market multiples(9)		5.5x – 6.5x/ncm	(5)	Increase
Total Fair Value for Level 3 Investments(10)	$404.8

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)

NOTE 4. FAIR VALUE (cont.)

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

(10)    Total may not sum due to rounding.

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
June 30, 2021
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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2021, and the level of each financial liability within the fair value hierarchy:

($ in millions)	Carrying Value(1)	Fair Value	Level 1	Level 2	Level 3
6.50% Unsecured Notes(2)	$63.5	$65.0	$—	$65.0	$—
6.25% Unsecured Notes(2)	43.7	45.5	—	45.5	—
5.50% Unsecured Notes(2)	77.8	81.1	—	81.1	—
Total	$185.0	$191.6	$—	$191.6	$—

____________

(1)      Carrying value is net of unamortized deferred debt issuance costs. Unamortized deferred debt issuance costs associated with the 6.50% Unsecured Notes totaled approximately $0.9 million as of June 30, 2021. Unamortized deferred debt

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)

NOTE 4. FAIR VALUE (cont.)

____________

issuance costs associated with the 6.25% Unsecured Notes totaled approximately $1.1 million as of June 30, 2021. Unamortized deferred debt issuance costs associated with the 5.50% Unsecured Notes totaled approximately $2.7 million as of June 30, 2021.

(2)      For the 6.50% Unsecured Notes, 6.25% Unsecured Notes and 5.50% Unsecured Notes, fair value is based upon the closing price on the last day of the period. The 6.50% Unsecured Notes, 6.25% Unsecured Notes and 5.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQL”, “OXSQZ”, and “OXSQG”, respectively).

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

A reconciliation of the fair value of investments for the three months ended June 30, 2021, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Equity	Equity and Other Investments	Total(2)
Balance at March 31, 2021	$193.4	$127.2	—	$320.6
Net realized gains included in earnings	—	1.2	—	1.2
Net unrealized appreciation included in earnings	(6.8)	9.4	—	2.5
Accretion of discount	0.2	—	—	0.2
Purchases	56.0	43.5	—	99.5
Repayments and Sales	(0.6)	(3.0)	—	(3.7)
Reductions to CLO Equity cost value(1)	—	(15.5)	—	(15.5)
Transfers in and/or (out) of level 3	—	—	—	—
Balance at June 30, 2021(2)	$242.0	$162.8	$—	$404.8
Net change in unrealized depreciation on Level 3 investments still held as of June 30, 2021	$(6.8)	$10.5	$—	$3.7

____________

(1)      Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $19.5 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $4.0 million.

(2)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)

NOTE 4. FAIR VALUE (cont.)

A reconciliation of the fair value of investments for the six months ended June 30, 2021, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Equity	Equity and Other Investments	Total(2)
Balance at December 31, 2020	$172.2	$122.5	$—	$294.7
Net realized losses included in earnings	(13.4)	0.6	—	(12.9)
Unrealized appreciation included in earnings	11.1	22.5	—	33.6
Accretion of discount	0.4	—	—	0.4
Purchases	88.9	43.5	—	132.4
Repayments and Sales	(17.0)	(4.9)	—	(21.9)
Reductions to CLO Equity cost value(1)	—	(21.4)	—	(21.4)
Non-cash interest and dividend income due to PIK	—	—	—	—
Transfers in and/or (out) of level 3	—	—	—	—
Balance at June 30, 2021(2)	$242.0	$162.8	$—	$404.8
Net change in unrealized depreciation on Level 3 investments still held as of June 30, 2021	$(2.3)	$23.0	$—	$20.7

____________

(1)      Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $30.0 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $8.6 million.

(2)      Totals may not sum due to rounding.

A reconciliation of the fair value of investments for the year ended December 31, 2020, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Debt	CLO Equity	Equity and Other Investments	Total(2)
Balance at December 31, 2019	$240.5	$0.8	$120.6	$2.8	$364.8
Realized losses included in earnings	(2.2)	2.3	(8.3)	—	(8.2)
Unrealized depreciation included in earnings	(1.6)	0.1	(5.5)	(2.8)	(9.8)
Accretion of discount	1.2	0.2	—	—	1.4
Purchases	39.2	8.2	46.5	—	93.8
Repayments and Sales	(105.2)	(11.5)	(17.9)	—	(134.6)
Reductions to CLO equity cost value(1)	—	—	(13.0)	—	(13.0)
Non-cash interest and dividend income due to PIK	0.3	—	—	—	0.3
Transfers in and/or (out) of level 3	—	—	—	—	—
Balance at December 31, 2020(2)	$172.2	$—	$122.5	$—	$294.7
Net change in unrealized depreciation on Level 3 investments still held as of December 31, 2020	$(2.0)	$—	$(14.2)	$(2.8)	$(19.0)

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)

NOTE 4. FAIR VALUE (cont.)

The following table shows the fair value of the Company’s portfolio of investments by asset class as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$242.0	59.8%	$172.2	58.4%
CLO Equity	162.8	40.2%	122.5	41.6%
Equity and Other Investments	—	0.0%	—	0.0%
Total	$404.8	100.0%	$294.7	100.0%

NOTE 5. Cash and Cash Equivalents

As of June 30, 2021 and December 31, 2020, respectively, cash and cash equivalents were as follows:

	June 30, 2021	December 31, 2020
Cash and Cash Equivalents	$63,592,092	$59,137,284

For further details regarding the composition of cash and cash equivalents refer to “Note 3. Summary of Significant Accounting Policies.”

NOTE 6. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%, immediately after such borrowing. As of June 30, 2021 and December 31, 2020, the Company’s asset coverage for borrowed amounts was 226% and 304%, respectively.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of June 30, 2021 and December 31, 2020. The fair value of the 6.50% Unsecured Notes (as defined below), 6.25% Unsecured Notes (as defined below), and the 5.50% Unsecured Notes (as defined below) are based upon the closing price on the last day of the period and are listed on the NASDAQ Global Select Market (trading symbol OXSQL, OXSQZ, and OXSQG, respectively).

	As of
	June 30, 2021			December 31, 2020
($ in millions)	Principal Amount	Carrying Value(1)	Fair Value	Principal Amount	Carrying Value(1)	Fair Value
6.50% Unsecured Notes	$64.4	$63.5	$65.0	$64.4	$63.3	$64.3
6.25% Unsecured Notes	44.8	43.7	45.5	44.8	43.5	45.1
5.50% Unsecured Notes	80.5	77.8	81.1	—	—	—
Total	$189.7	$185.0	$191.6	$109.2	$106.8	$109.4

____________

(1)      The Carrying Value represents the aggregate principal amount outstanding less the unamortized deferred issuance costs. As of June 30, 2021, the total unamortized deferred issuance costs for the 6.50% Unsecured Notes, 6.25% Unsecured Notes, and 5.50% Unsecured Notes was approximately $0.9 million, $1.1 million, and $2.7 million, respectively. As of December 31, 2020, the total unamortized deferred issuance costs for the 6.50% Unsecured Notes, and 6.25% Unsecured Notes was approximately $1.1 million, and $1.2 million, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)

NOTE 6. BORROWINGS (cont.)

The weighted average stated interest rate and weighted average maturity on the Company’s borrowings as of June 30, 2021 were 6.02% and 5.1 years, respectively, and as of December 31, 2020 were 6.40% and 4.1 years, respectively.

The tables below summarize the components of interest expense for the three and six months ended June 30, 2021 and June 30, 2020, respectively:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
6.50% Unsecured Notes	$1,046.0	$81.0	$1,127.0	$2,092.0	$161.0	$2,253.0
6.25% Unsecured Notes	699.9	58.1	758.0	1,399.7	115.6	1,515.3
5.50% Unsecured Notes	504.2	42.2	546.4	504.2	42.2	546.4
Total(1)	$2,250.1	$181.3	$2,431.4	$3,996.0	$318.8	$4,314.8

____________

(1)      Totals may not sum due to rounding

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
6.50% Unsecured Notes	$1,046.0	$81.0	$1,127.0	$2,092.0	$161.9	$2,253.9
6.25% Unsecured Notes	699.9	58.0	757.9	1,399.7	116.3	1,516.0
Credit Facility(1)	—	—	—	262.2	4.8	267.0
Repo Facility	21.5	—	21.5	43.0	—	43.0
Total	$1,767.4	$139.0	$1,906.4	$3,796.9	$283.0	$4,079.9

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

The aggregate accrued interest payable on the 6.50% Unsecured Notes as of June 30, 2021 was approximately $12,000. As of June 30, 2021, the Company had unamortized deferred debt issuance costs relating to the 6.50% Unsecured Notes of approximately $0.9 million. The deferred debt issuance costs are being amortized over the term of the 6.50% Unsecured Notes and are included in interest expense in the consolidated statements of operations. The cash paid and the effective annualized interest rate for the three months ended June 30, 2021 were approximately $1.0 million and 7.02%, respectively. The cash paid and the effective annualized interest rate for the six months ended June 30, 2021 were approximately $2.1 million and 7.06%, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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

The aggregate accrued interest payable on the 6.25% Unsecured Notes as of June 30, 2021 was approximately $0.5 million. As of June 30, 2021, the Company had unamortized deferred debt issuance costs of approximately $1.1 million relating to the 6.25% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 6.25% Unsecured Notes and are included in interest expense in the consolidated statements of operations. The cash paid and the effective annualized interest rate for the three months ended June 30, 2021 were approximately $0.7 million and 6.79%, respectively. The cash paid and the effective annualized interest rate for the six months ended June 30, 2021 were approximately $1.4 million and 6.82%, respectively.

Notes Payable — 5.50% Unsecured Notes Due 2028 (the “5.50% Unsecured Notes”)

On May 20, 2021, the Company completed an underwritten public offering of approximately $80.5 million in aggregate principal amount of 5.50% Unsecured Notes. The 5.50% Unsecured Notes will mature on July 31, 2028, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after May 31, 2024. The 5.50% Unsecured Notes bear interest at a rate of 5.50% per year payable quarterly on January 31, April 30, July 31, and October 31, of each year.

The aggregate accrued interest payable on the 5.50% Unsecured Notes as of June 30, 2021 was approximately $0.5 million. As of June 30, 2021, the Company had unamortized deferred debt issuance costs of approximately $2.7 million relating to the 5.50% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 5.50% Unsecured Notes and are included in interest expense in the consolidated statements of operations. The effective annualized interest rate for both the three and six months ended June 30, 2021 was approximately 5.90%. There was no cash paid for the three and six months ended June 30, 2021.

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
June 30, 2021
(unaudited)

NOTE 6. BORROWINGS (cont.)

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

The Company prepaid the remaining outstanding principal of approximately $28.1 million in March 2020, and unilaterally terminated the Credit Facility as of March 24, 2020 in accordance with its terms. In connection with the early repayment and termination of the Credit Facility, the Company was required to pay a prepayment fee equal to $21,413. The Company recognized a net extinguishment loss of approximately $5,000 for the six months ended June 30, 2020, which consisted of unamortized deferred debt issuance costs. These costs are recorded within realized losses on extinguishment of debt in the consolidated statements of operations for the six months ended June 30, 2020.

As the Credit Facility was repaid and terminated as of March 24, 2020, there was no cash paid for interest for the three and six months ended June 30, 2021.

Repurchase Transaction Facility

On October 18, 2019, the Company entered into a $10 million repurchase transaction facility (the “Repo Facility”) with Nomura Securities International, Inc. (“Nomura”). Pursuant to the Master Repurchase Agreement (“MRA”) and a transaction facility confirmation, the Company may sell securities to Nomura from time to time with a corresponding repurchase obligation at an agreed-upon price 30 to 60 days after the sale date (“Reverse Repo”). The Repo Facility has a funding cost of 1-month LIBOR plus 2.05% per annum for each Reverse Repo transaction and is subject to a facility fee of 0.85% per annum on the full $10 million facility amount. The Repo Facility expired without extension by the Company on October 18, 2020. The Company accounts for these Reverse Repo transactions as secured financings for the financial reporting purposes in accordance with GAAP. There was no cash paid in facility fees for the three and six months ended June 30, 2021, as the Repo Facility expired without extension by the Company on October 18, 2020.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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

The following table represents the portion of the total advisory fee ascribed to the Base Fee (pursuant to the 2016 Fee Waiver calculation) for the three and six months ended June 30, 2021 and 2020, respectively:

($ in millions)	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Base Fee	$1.4	$1.0	$2.8	$2.2

The Base Fee payable to Oxford Square Management as of June 30, 2021 and December 31, 2020 was $1,434,484 and $1,159,703, respectively.

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
June 30, 2021
(unaudited)

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
June 30, 2021
(unaudited)

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

There were no Net Investment Income Incentive Fees for the three and six months ended June 30, 2021 and 2020.

There was no Net Investment Income Incentive Fee payable to Oxford Square Management as of June 30, 2021 and December 31, 2020.

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

There were no Capital Gains Incentive Fees based on hypothetical liquidation for the three and six months ended June 30, 2021 and 2020. There were no accrued Capital Gains Incentive Fees payable to Oxford Square Management as of June 30, 2021, and December 31, 2020.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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

For the three months ended June 30, 2021 and 2020, the Company incurred approximately $193,000 and $168,000, respectively, in compensation expenses for the services of employees allocated to the administrative activities of the Company, pursuant to the Administration Agreement with Oxford Funds. For the six months ended June 30, 2021 and 2020, the Company incurred approximately $366,000 and $369,000, respectively, in compensation expenses. In addition, the Company incurred approximately $13,000 and $14,000 for facility costs allocated under the Administration Agreement for the three months ended June 30, 2021 and 2020, respectively. The Company incurred approximately $26,000 and $29,000 for facility costs for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there was approximately $73,000 payable under the Administration Agreement. As of December 31, 2020, there were no amounts payable under the Administration Agreement.

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
June 30, 2021
(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

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

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase/(decrease) in net assets resulting from net investment income and operations per share for the three and six months ended June 30, 2021 and 2020, respectively:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net investment income	$2,784,469	$4,329,982	$7,598,633	$10,702,473
Weighted average common shares outstanding	49,607,474	49,589,607	49,598,636	49,363,588
Net increase in net assets resulting from net investment income per common share	$0.06	$0.09	$0.15	$0.22
Net increase/(decrease) in net assets resulting from operations	$6,502,117	$20,555,569	$28,291,272	$(58,802,444)
Net increase/(decrease) in net assets resulting from operations per common share	$0.13	$0.41	$0.57	$(1.19)

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)

NOTE 9. DISTRIBUTIONS (cont.)

The Company has adopted an “opt out” distribution reinvestment plan for its common stockholders. As a result, if the Company makes a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of the Company’s common stock, unless they specifically “opt out” of the distribution reinvestment plan so as to receive cash distributions. During the three months ended June 30, 2021, the Company issued 26,458 shares of common stock for approximately $124,000 to stockholders in connection with the distribution reinvestment plan. The Company did not issue any shares of common stock during the three months ended June 30, 2020 in connection with the distribution reinvestment plan. During the six months ended June 30, 2021 and 2020, the Company issued 34,815 and 42,343 shares, respectively, of common stock for approximately $161,000 and $161,000, respectively, to stockholders in connection with the distribution reinvestment plan. During the three months ended June 30, 2021, as part of the Company’s dividend reinvestment plan for its common stockholders, the Company’s dividend reinvestment administrator did not purchase any shares of common stock in the open market to satisfy the reinvestment portion of the Company’s dividends. During the three months ended June 30, 2020, the Company’s dividend reinvestment administrator purchased 67,726 shares of common stock for approximately $200,000 in the open market to satisfy the reinvestment portion of the Company’s dividends. During the six months ended June 30, 2021 and 2020, the Company’s dividend reinvestment administrator purchased 23,202 shares and 88,172 shares, respectively, of common stock for approximately $91,000 and $309,000, respectively, in the open market to satisfy the reinvestment portion of the Company’s dividends. On each of January 29, February 26, March 31, April 30, May 28, and June 30, 2021, the Company paid monthly distributions of approximately $1.7 million, or $0.035 per share.

For U.S. federal income tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. These capital losses can be carried forward for an indefinite period and will retain their character as either short-term or long-term capital losses. As of December 31, 2020, the Company had a net long-term capital loss carryforward of $90,816,505 available to be carried forward for an indefinite period. The tax character of distributions for the three and six months ended June 30, 2021, represented, on an estimated basis, $0.087 and $0.174 per share, respectively, from ordinary income and $0.018 and $0.036 per share, respectively, as a tax return of capital. For the three and six months ended June 30, 2021, the amounts and sources of distributions reported are only estimates (based on an average of the reported tax character historically) and are not being provided for U.S. tax reporting purposes. Because the Company believes the historical tax characteristics of distributions is the most useful information which is readily available, the Company has used the average of all years from inception of the Company in providing the estimates herein. However, the timing and character of distributions for federal income tax purposes (which are determined in accordance with the U.S. federal tax rules which may differ from GAAP) may be materially different than the historical information the Company used in providing the estimates herein. The final determination of the source of all distributions in 2021 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

NOTE 10. NET ASSET VALUE PER SHARE

The Company’s net asset value per share as of June 30, 2021, and December 31, 2020, was $4.91 and $4.55, respectively. In determining the Company’s net asset value per share, the Board determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)

NOTE 11. SHARE ISSUANCE PROGRAM

On August 1, 2019, the Company entered into an Equity Distribution Agreement with Ladenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $150.0 million of the Company’s common stock through an At-the-Market (“ATM”) offering. For the three and six months ended June 30, 2021, the Company did not sell any shares of common stock pursuant to the ATM offering. The Company sold a total of 1,098,277 shares of common stock pursuant to the ATM during the three and six months ended June 30, 2020. The total amount of capital raised net of underwriting fees and offering costs was approximately $5.8 million during the three and six months ended June 30, 2020.

NOTE 12. INVESTMENT INCOME

The following table sets forth the components of investment income for the three and six months ended June 30, 2021 and 2020, respectively:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Interest Income
Stated interest income	$3,435,957	$4,389,601
Original issue discount and market discount income	154,721	297,399
Payment-in-kind income	—	61,150
Discount income derived from unscheduled remittances at par	11,711	125,232
Total interest income	$3,602,389	$4,873,382
Income from securitization vehicles	$4,096,145	$3,217,953
Commitment, amendment and other fee income
Fee letters	$112,909	$162,658
Loan prepayment and bond call fees	—	—
All other fees	30,563	628
Total commitment, amendment and other fee income	$143,472	$163,286
Total investment income	$7,842,006	$8,254,621
	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Interest Income
Stated interest income	$6,972,153	$9,564,346
Original issue discount and market discount income	365,302	583,106
Payment-in-kind income	—	123,305
Discount income derived from unscheduled remittances at par	486,971	256,880
Total interest income	$7,824,426	$10,527,637
Income from securitization vehicles	$8,777,445	$7,977,023
Commitment, amendment and other fee income
Fee letters	$220,870	$326,509
Loan prepayment and bond call fees	300,000	200,000
All other fees	78,955	48,140
Total commitment, amendment and other fee income	$599,825	$574,649
Total investment income	$17,201,696	$19,079,309

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)

NOTE 12. INVESTMENT INCOME (cont.)

The 1940 Act requires that a BDC offer significant managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three and six months ended June 30, 2021 and 2020, respectively, the Company received no fee income for managerial assistance.

NOTE 13. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote. As of June 30, 2021, the Company had an approximately $5.4 million commitment to purchase a senior secured note investment. Such outstanding commitment is summarized in the following table:

Name of Portfolio Company	Investment Type	Commitment
RSA Security, LLC	Delayed Draw 2nd Lien Term Loan	$5,371,000

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)

NOTE 14. FINANCIAL HIGHLIGHTS

Financial highlights for the three and six months ended June 30, 2021 and 2020, respectively, are as follows:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Per Share Data
Net asset value at beginning of period	$4.88	$3.32	$4.55	$5.12
Net investment income(1)	0.06	0.09	0.15	0.22
Net realized and unrealized capital gains/(losses)(2)	0.08	0.33	0.42	(1.40)
Net change in net asset value from operations	0.14	0.42	0.57	(1.18)
Distributions per share from net investment income	(0.09)	(0.17)	(0.17)	(0.33)
Tax return of capital distributions(3)	(0.02)	(0.03)	(0.04)	(0.07)
Total distributions	(0.11)	(0.20)	(0.21)	(0.40)
Effect of shares issued, net of offering expenses	—	—	—	—
Effect of shares issued/repurchased, gross	—	—	—	—
Net asset value at end of period	$4.91	$3.54	$4.91	$3.54
Per share market value at beginning of period	$4.64	$2.55	$3.05	$5.44
Per share market value at end of period	$4.91	$2.80	$4.91	$2.80
Total return based on Market Value(4)	8.09%	17.84%	68.85%	(41.94)%
Total return based on Net Asset Value(5)	2.69%	12.68%	12.44%	(23.01)%
Shares outstanding at end of period	49,624,422	49,589,607	49,624,422	49,589,607

Ratios/Supplemental Data(8)
Net assets at end of period (000’s)	243,463	175,327	243,463	175,327
Average net assets (000’s)	242,754	170,033	238,270	188,562
Ratio of expenses to average net assets(6)	8.33%	9.23%	8.06%	8.88%
Ratio of net investment income to average net assets(6)	4.59%	10.19%	6.38%	11.35%
Portfolio turnover rate(7)	1.07%	4.75%	7.11%	6.47%

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)

NOTE 14. FINANCIAL HIGHLIGHTS (cont.)

(8)      The following table provides supplemental performance ratios (annualized) measured for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Ratio of expenses to average net assets:
Expenses before incentive fees	8.33%	9.23%	8.06%	8.88%
Net investment income incentive fees	—%	—%	—%	—%
Ratio of expenses, excluding interest expense, to average net assets	4.33%	4.75%	4.44%	4.56%

NOTE 15. RISKS AND UNCERTAINTIES

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

NOTE 16. SUBSEQUENT EVENTS

The following distributions payable to stockholders are shown below:

Date Declared	Record Date	Payable Date	Per Share Distribution Amount Declared
April 22, 2021	July 16, 2021	July 30, 2021	$0.035
April 22, 2021	August 17, 2021	August 31, 2021	$0.035
April 22, 2021	September 16, 2021	September 30, 2021	$0.035
July 22, 2021	October 15, 2021	October 29, 2021	$0.035
July 22, 2021	November 16, 2021	November 30, 2021	$0.035
July 22, 2021	December 17, 2021	December 31, 2021	$0.035

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

Except where the context requires otherwise, the terms “OXSQ,” “Company,” “we,” “us” and “our” refer to Oxford Square Capital Corp. together with its subsidiary Oxford Square Funding 2018, LLC (“OXSQ Funding”), for the periods during which it was held; “Oxford Square Management” refers to Oxford Square Management, LLC; and “Oxford Funds” refers to Oxford Funds, LLC.

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

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of June 30, 2021, our debt investments had stated interest rates of between 3.85% and 10.25% and maturity dates of between 16 and 94 months. In addition, our portfolio had a weighted average annualized yield on debt investments of approximately 7.6% as of June 30, 2021.

The weighted average annualized yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average annualized yield was computed using the effective interest rates as of June 30, 2021, including accretion of original issue discount (“OID”). There can be no assurance that the weighted average annualized yield will remain at its current level.

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

During the quarter ended June 30, 2021, the U.S. loan market strengthened versus the quarter ended March 31, 2021. U.S. loan prices, as defined by the S&P/LSTA Leveraged Loan Index, increased from 97.55% of par as of March 31, 2021 to 98.37% of par on June 30, 2021. As of June 30, 2021, the Company’s Board of Directors approved the fair value of the Company’s investment portfolio of approximately $404.8 million in good faith in accordance with the Company’s valuation procedures.

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

Investment Valuation

We fair value our investment portfolio in accordance with the provisions of ASC 820, Fair Value Measurement and Disclosure (“ASC 820”). Estimates made in the preparation of our consolidated financial statements include the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. We believe that there is no single definitive method for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. We consider the attributes of current market conditions on an on-going basis and have determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, almost all of our investments are based upon “Level 3” inputs as of June 30, 2021.

Our Board determines the value of our investment portfolio each quarter. In connection with that determination, members of Oxford Square Management’s portfolio management team prepare a quarterly analysis of each portfolio investment using the most recent portfolio company financial statements, forecasts and other relevant financial and operational information. We also engage third-party valuation firms to provide assistance in valuing certain of its syndicated loans and bilateral investments, including related equity investments, although our Board ultimately determines the appropriate valuation of each such investment. Changes in fair value, as described above, are recorded in the consolidated statement of operations as net change in unrealized appreciation/depreciation.

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

Syndicated Loans (Including Senior Secured Notes)

In accordance with ASC 820-10, our valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace from which we obtain indicative bid quotes for purposes of determining the fair value of our syndicated loan investments has shown attributes of illiquidity as described by ASC-820-10. During such periods of illiquidity, when we believe that the non-binding indicative bids received from agent banks for certain syndicated investments that we own may not be determinative of their fair value or when no market indicative quote is available, we may engage third-party valuation firms to provide assistance in valuing certain syndicated investments that we own. The third-party valuation firms may use the income or market approach in arriving at a valuation. Unobservable inputs utilized could include discount rates derived from estimated credit spreads and earnings before interest, taxes, depreciation, and amortization multiples. In addition, Oxford Square Management analyzes each syndicated loan by reviewing the company’s financial statements, covenant compliance and recent trading activity in the security (if known), and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms, if any.

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

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. We generally restore non-accrual loans to accrual status when past due principal and interest is paid and, in our judgment, is likely to remain current. As of June 30, 2021, we had two debt investments that were on non-accrual status.

Interest income also includes a payment-in-kind (“PIK”) component on certain investments in our portfolio. Refer to the section below, “Payment-In-Kind,” for a description of PIK income and its impact on interest income.

Payment-In-Kind

We have debt and preferred stock investments in our portfolio that contain contractual PIK provisions. PIK interest and preferred stock dividends are computed at their contractual rates and are accrued into income and added to the principal balances on the capitalization dates. Upon capitalization, the PIK portions of the investments are valued at their respective fair values. If we believe that a PIK is not fully expected to be realized, the PIK investment would be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends would be reversed from the related receivable through interest or dividend income, respectively. PIK investments on non-accrual status are restored to accrual status once it becomes probable that such PIK will be ultimately collectible in cash. For the three and six months ended June 30, 2021, no PIK preferred stock dividends were recognized as dividend income.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $404.8 million and $294.7 million as of June 30, 2021, and December 31, 2020, respectively. The increase in the value of investments during the six month period ended June 30, 2021, was due primarily to net unrealized appreciation on our investment portfolio of approximately $33.6 million (which incorporates reductions to CLO equity cost value of $21.4 million) and $132.4 million of investments acquired, which was partially offset by $17.0 million of debt repayments, $4.9 million of sales of investments and realized losses of $12.9 million.

A reconciliation of the investment portfolio for the six months ended June 30, 2021 and the year ended December 31, 2020 follows:

($ in millions)	June 30, 2021	December 31, 2020
Beginning investment portfolio	$294.7	$364.8
Portfolio investments acquired	132.4	93.8
Debt repayments	(17.0)	(80.4)
Sales of securities	(4.9)	(54.2)
Reductions to CLO equity cost value(1)	(21.4)	(13.0)
Non-cash interest income due to PIK	—	0.3
Accretion of discounts on investments	0.4	1.4
Net change in unrealized appreciation/depreciation on investments	33.6	(9.8)
Net realized losses on investments	(12.9)	(8.2)
Ending investment portfolio(2)	$404.8	$294.7

____________

(1)      For the six months ended June 30, 2021, the reduction to cost value on our CLO equity investments of approximately $21.4 million represented the difference between distributions received, or entitled to be received, on our investments held in CLO equity subordinated notes and fee notes, for the six months ended June 30, 2021, of approximately $30.0 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $8.6 million. For the year ended December 31, 2020, the reduction to cost value on our CLO equity investments of approximately $13.0 million represented the difference between distributions received, or entitled to be received, on our investments held in CLO equity subordinated notes and fee notes, for the year ended December 31, 2020, of approximately $28.4 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $15.4 million.

(2)      Totals may not sum due to rounding.

During the six months ended June 30, 2021 we purchased approximately $132.4 million in portfolio investments, which includes additional investments of approximately $30.3 million in existing portfolio companies and approximately $102.1 million in new portfolio companies. During the year ended December 31, 2020, we purchased approximately $93.8 million in portfolio investments, including additional investments of approximately $22.1 million in existing portfolio companies and approximately $71.8 million in new portfolio companies.

In certain instances, we receive investment proceeds based on the scheduled amortization of the outstanding loan balances and from the sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

For the six months ended June 30, 2021 and the year ended December 31, 2020, we recognized proceeds from the sales of securities of approximately $4.9 million and $54.2 million, respectively. Also, during the six months ended June 30, 2021 and the year ended December 31, 2020, we had debt repayments of approximately $17.0 million and $80.4 million, respectively.

As of June 30, 2021, we had investments in debt securities of, or loans to, 19 portfolio companies, with a fair value of approximately $242.0 million, and CLO equity investments of approximately $162.8 million.

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

The following table indicates the quarterly portfolio investment activity for the past six quarters:

Three Months Ended ($ in millions)	Purchases of Investments	Debt Repayments	Reductions to CLO Equity Cost(1)	Sales of Investments
June 30, 2021	$99.5	0.6	15.5	3.0
March 31, 2021	32.9	16.4	6.0	1.8
Total 2021 to date(2)	$132.4	$17.0	$21.4	$4.9
December 31, 2020	$46.9	$51.1	$6.4	$25.4
September 30, 2020	18.3	0.6	2.0	8.3
June 30, 2020	21.3	16.7	2.6	9.5
March 31, 2020	7.4	12.0	2.0	11.1
Total 2020(2)	$93.8	$80.4	$13.0	$54.2

____________

(1)      Represents reductions to CLO equity cost value (representing distributions received, or entitled to be received, in excess of effective yield interest income and amortized cost adjusted CLO fee note income).

(2)      Totals may not sum due to rounding.

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$242.0	59.8%	$172.2	58.4%
CLO Equity	162.8	40.2%	122.5	41.6%
Equity and Other Investments	—	0.0%	—	0.0%
Total	$404.8	100.0%	$294.7	100.0%

Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2021, we held qualifying assets that represented 62.2% of our total assets. No additional non-qualifying assets were acquired during the periods when qualifying assets were less than 70.0% of the total assets.

The following table shows our portfolio of investments by industry at fair value, as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	($ in millions)		($ in millions)
Structured finance(1)	$162.8	40.2%	$122.5	41.6%
Business services	91.5	22.6%	60.4	20.5%
Healthcare	53.7	13.3%	41.7	14.1%
Software	28.1	6.9%	13.3	4.5%
Diversified insurance	27.1	6.7%	10.8	3.7%
Plastics Manufacturing	14.4	3.6%	7.0	2.4%
Telecommunication services	14.4	3.5%	11.8	4.0%
Utilities	7.5	1.8%	7.2	2.4%
Aerospace and defense	5.4	1.3%	5.4	1.8%
Education	—	0.0%	14.6	5.0%
Total(2)	$404.8	100.0%	$294.7	100.0%

____________

(1)      Reflects our equity investments in CLOs as of June 30, 2021, and December 31, 2020, respectively.

(2)      Totals may not sum due to rounding.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of June 30, 2021 and December 31, 2020, our portfolio had a weighted average grade of 2.1 and 2.1, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities and investments in CLOs are not graded.

As of June 30, 2021 and December 31, 2020, our debt investment portfolio was graded as follows:

($ in millions)		June 30, 2021
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	0.0%	$—	0.0%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	241.8	90.2%	234.3	96.8%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	—	0.0%	—	0.0%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	0.0%	—	0.0%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	26.2	9.8%	7.8	3.2%
	Total(1)	$268.0	100%	$242.0	100%

____________

(1)      Totals may not sum due to rounding

($ in millions)		December 31, 2020
Grade	Summary Description	Principal Amount	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	0.0%	$—	0.0%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	167.9	80.5%	156.1	90.7%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	14.3	6.8%	11.8	6.9%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	0.0%	—	0.0%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	26.4	12.7%	4.2	2.5%
	Total(1)	$208.5	100.0%	$172.2	100.0%

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

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three and six months ended June 30, 2021 to the three and six months ended June 30, 2020.

Investment Income

Investment income for the three months ended June 30, 2021 and June 30, 2020 was approximately $7.8 million and $8.3 million, respectively. Investment income for the six months ended June 30, 2021 and June 30, 2020 was approximately $17.2 million and $19.1 million, respectively. The following tables set forth the components of investment income for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Interest Income
Stated interest income	$3,435,957	$4,389,601
Original issue discount and market discount income	154,721	297,399
Payment-in-kind income	—	61,150
Discount income derived from unscheduled remittances at par	11,711	125,232
Total interest income	$3,602,389	$4,873,382
Income from securitization vehicles	$4,096,145	$3,217,953
Commitment, amendment and other fee income
Fee letters	$112,909	$162,658
Loan prepayment and bond call fees	—	—
All other fees	30,563	628
Total commitment, amendment and other fee income	$143,472	$163,286
Total investment income	$7,842,006	$8,254,621
	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Interest Income
Stated interest income	$6,972,153	$9,564,346
Original issue discount and market discount income	365,302	583,106
Payment-in-kind income	—	123,305
Discount income derived from unscheduled remittances at par	486,971	256,880
Total interest income	$7,824,426	$10,527,637
Income from securitization vehicles	$8,777,445	$7,977,023
Commitment, amendment and other fee income
Fee letters	$220,870	$326,509
Loan prepayment and bond call fees	300,000	200,000
All other fees	78,955	48,140
Total commitment, amendment and other fee income	$599,825	$574,649
Total investment income	$17,201,696	$19,079,309

The decrease in total investment income for the three and six months ended June 30, 2021 was primarily due to a decrease in interest income for the three and six months ended June 30, 2021.

The total principal value of income producing debt investments as of June 30, 2021 and June 30, 2020 was approximately $241.8 million and $215.9 million, respectively. As of June 30, 2021, our debt investments had a range of stated interest rates of 3.85% and 10.25% and maturity dates of between 16 and 94 months compared to a range of stated interest rates of 3.93% to 10.81% and maturity dates between 11 and 133 months as of June 30, 2020. In addition, our total debt portfolio had a weighted average yield on debt investments of approximately 7.6% as of June 30, 2021, compared to approximately 8.1% as of June 30, 2020. As of June 30, 2021, two debt investments were on non-accrual status with a combined fair value of approximately $7.8 million and total principal value of approximately $26.2 million.

Income from securitization vehicles for the three months ended June 30, 2021 and June 30, 2020, was approximately $4.1 million and $3.2 million, respectively. Income from securitization vehicles for the six months ended June 30, 2021 and June 30, 2020, was approximately $8.8 million and $8.0 million, respectively. The total principal outstanding on our investments in CLOs as of June 30, 2021 and June 30, 2020, was approximately $370.1 million and $303.4 million, respectively. The weighted average yield on CLO equity investments as of June 30, 2021 and June 30, 2020, was approximately 10.4% and 7.1%, respectively.

Operating Expenses

Total expenses for the three months ended June 30, 2021 and 2020, were approximately $5.1 million and $3.9 million, respectively. Total expenses for the six months ended June 30, 2021 and 2020, were approximately $9.6 million and $8.4 million, respectively. Those amounts consisted of base management fees, interest expense, professional fees, compensation expense, general and administrative expenses, and incentive fees.

The Base Fee for the three months ended June 30, 2021 was approximately $1.4 million compared with $1.0 million for the three months ended June 30, 2020. The Base Fee for the six months ended June 30, 2021 was approximately $2.8 million compared with $2.2 million for the six months ended June 30, 2020. The increase for the three and six months ended June 30, 2021 was due largely to an increase in the weighted average gross assets.

Interest expense for the three and six months ended June 30, 2021, was approximately $2.4 million and $4.3 million, respectively, which primarily relates to our 5.50% unsecured notes due 2028 (the “5.50% Unsecured Notes), 6.25% unsecured notes due 2026 (the “6.25% Unsecured Notes”) and 6.50% unsecured notes due 2024 (the “6.50% Unsecured Notes”), compared to interest expense of approximately $1.9 million and $4.1 million for the three and six months ended June 30, 2020, which relates to our 6.25% Unsecured Notes, 6.50% Unsecured Notes, the repurchase transaction facility (the “Repo Facility”) and the credit facility entered into between Oxford Square Funding 2018, LLC, a special purpose vehicle and wholly-owned subsidiary of OXSQ, and Citibank, N.A. (the “Credit Facility”). The increase for the three and six months ended June 30, 2021 was a result of the issuance of the 5.50% Unsecured Notes in May 2021, partially offset by the retirement of the Repo Facility and the Credit Facility.

Professional fees, consisting of legal, consulting, valuation, audit and tax fees, were approximately $0.6 million for the three months ended June 30, 2021, compared to approximately $0.4 million for the three months ended June 30, 2020. Professional fees were approximately $1.3 million for the six months ended June 30, 2021, compared to approximately $0.9 million for the six months ended June 30, 2020. The increase for the three and six months ended June 30, 2021 was primarily due to higher legal fees.

Compensation expense was approximately $193,000 for the three months ended June 30, 2021, compared to $168,000 for the three months ended June 30, 2020. Compensation expense was approximately $366,000 for the six months ended June 30, 2021, compared to $369,000 for the six months ended June 30, 2020. Compensation expense reflects the allocation of compensation expenses for the services of our Chief Financial Officer, accounting personnel, and other administrative support staff.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $429,000 for the three months ended June 30, 2021, compared to $405,000 for the three months ended June 30, 2020. General and administrative expenses were approximately $844,000 for the six months ended June 30, 2021, compared to $779,000 for the six months ended June 30, 2020. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

There was no net investment income incentive fee (“Net Investment Income Incentive Fee”) recorded for the three and six months ended June 30, 2021 and 2020 due to the total return requirement. The Net Investment Income Incentive Fee is calculated and payable quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter exceeds (y) the “Preferred Return Amount” for the calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the Base Fee, expenses payable under the Administration Agreement with Oxford Funds, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Refer to “Note 7. Related Party Transactions” in the notes to our consolidated financial statements.

The expense attributable to the capital gains incentive fee (the “Capital Gains Incentive Fee”), as reported under GAAP, is calculated as if the Company’s entire portfolio had been liquidated at period end, and therefore is calculated on the basis of net realized and unrealized gains and losses at the end of each period. That expense (or the reversal of such an expense) related to that hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the three and six months ended June 30, 2021 and 2020, no accrual was required as a result of the impact of accumulated net unrealized depreciation and net realized losses on our portfolio.

The amount of the Capital Gains Incentive Fee which will actually be payable is determined in accordance with the terms of the Investment Advisory Agreement and is calculated as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). The terms of the Investment Advisory Agreement state that the Capital Gains Incentive Fee calculation is based on net realized gains, if any, offset by gross unrealized depreciation for the calendar year. No effect is given to gross unrealized appreciation in this calculation. For the three and six months ended June 30, 2021 and 2020, such an accrual was not required under the terms of the Investment Advisory Agreement.

Realized and Unrealized Gains/Losses on Investments

For the three months ended June 30, 2021, we recognized net realized gains on investments of approximately $1.2 million, which reflects gains from the sale of a CLO equity investment during the period.

For the three months ended June 30, 2021, our net change in unrealized appreciation was approximately $2.5 million, composed of $12.6 million in gross unrealized appreciation, $8.8 million in gross unrealized depreciation and approximately $1.1 million relating to the reversal of prior period net unrealized appreciation as investment gains were realized. This includes net unrealized appreciation of approximately $15.5 million resulting from reductions to the cost value of our CLO equity investments representing the difference between distributions received, or entitled to be received, on our investments held in CLO equity subordinated notes and fee notes, of approximately $19.5 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $4.0 million.

The most significant components of the net change in unrealized appreciation during the three months ended June 30, 2021, were as follows (in millions):

Portfolio Company	Net Change in Unrealized Appreciation (Depreciation)
Westcott Park CLO, Ltd.	$2.3
Telos CLO 2014-5, Ltd.	1.4
Cedar Funding VI CLO, Ltd.	1.0
Octagon Investment Partners 37, Ltd.	(1.1)
Premiere Global Services, Inc.	(8.2)
Net all other	7.1
Total	$2.5

For the six months ended June 30 2021, we recognized net realized losses on investments of approximately $12.9 million, which primarily reflects the extinguishment of a debt investment which was previously on non-accrual status.

For the six months ended June 30, 2021, our net change in unrealized appreciation was approximately $33.6 million, composed of $30.0 million in gross unrealized appreciation, $9.2 million in gross unrealized depreciation and approximately $12.8 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $21.4 million resulting from reductions to the cost value of our CLO equity investments representing the difference between distributions received, or entitled to be received, on our investments held in CLO equity subordinated notes and fee notes, of approximately $30.0 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $8.6 million.

The most significant components of the net change in unrealized appreciation during the six months ended June 30, 2021, were as follows (in millions):

Portfolio Company	Net Change in Unrealized Appreciation (Depreciation)
Imagine! Print Solutions, Inc.	$13.4
Sound Point CLO XVI, Ltd.	4.3
Cedar Funding II CLO, Ltd.	4.2
Global Tel Link Corp.	2.5
Premiere Global Services, Inc.	(8.1)
Net all other	17.3
Total	$33.6

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the three months ended June 30, 2021 and June 30, 2020 was approximately $2.8 million and $4.3 million, respectively. Net investment income for the six months ended June 30, 2021 and June 30, 2020 was approximately $7.6 million and $10.7 million, respectively. The decrease in net investment income was primarily due to a decrease in interest income.

For the three and six months ended June 30, 2021, the net increase in net assets resulting from net investment income per common share was $0.06 and $0.15 (basic and diluted), compared to the net increase in net assets resulting from net investment income per share of $0.09 and $0.22 (basic and diluted) for the three and six months ended June 30, 2020. The per share decrease is primarily due to lower interest income for the three and six months ended June 30, 2021.

Net Increase/(Decrease) in Net Assets Resulting from Operations

Net increase in net assets resulting from operations for the three months ended June 30, 2021 was approximately $6.5 million compared with a net increase in net assets resulting from operations of approximately $20.6 million for the three months ended June 30, 2020. For the six months ended June 30, 2021, the net increase in net assets resulting from operations was approximately $28.3 million compared with a net decrease in net assets resulting from operations of approximately $58.8 million for the six months ended June 30, 2020.

For the three months ended June 30, 2021, the net increase in net assets resulting from operations per common share was $0.13 (basic and diluted), compared to a net increase in net assets resulting from operations per share of $0.41 (basic and diluted) for the three months ended June 30, 2020. For the six months ended June 30, 2021, the net increase in net assets resulting from operations per common share was $0.57 (basic and diluted), compared to a net decrease in net assets resulting from operations per share of $1.19 (basic and diluted) for the six months ended June 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2021, cash and cash equivalents were approximately $63.6 million as compared to approximately $59.1 million as of December 31, 2020. For the six months ended June 30, 2021, net cash used in operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $63.1 million, largely reflecting purchases of investments of approximately $114.8 million and net change in unrealized appreciation of approximately $33.6 million, partially offset by proceeds from principal repayments and sales of investments of approximately $22.9 million and net realized losses on investments of approximately $12.9 million. For the six months ended June 30, 2021, net cash provided by financing activities was approximately $67.5 million, reflecting the issuance of the 5.50% Unsecured Notes, offset by payments of distributions.

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2021, is as follows:

		Payments Due by Period
Contractual obligations (in millions)	Principal Amount	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
6.50% Unsecured Notes	$64.4	$—	$64.4	$—	$—
6.25% Unsecured Notes	44.8	—	—	44.8	—
5.50% Unsecured Notes	80.5	—	—	—	80.5
	$189.7	$—	$64.4	$44.8	$80.5

Refer to “Note 6. Borrowings” in the notes to our consolidated financial statements.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into a variety of undertakings containing a variety of warranties and indemnifications that may expose us to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote. As of June 30, 2021, we had an approximately $5.4 million commitment to purchase a senior secured note investment. Such outstanding commitment is summarized in the following table:

Name of Portfolio Company	Investment Type	Commitment
RSA Security, LLC	Delayed Draw 2nd Lien Term Loan	$5,371,000

Share Issuance Program

On August 1, 2019, we entered into an Equity Distribution Agreement with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $150.0 million of the Company’s common stock through an At-the-Market (“ATM”) offering. For the three and six months ended June 30, 2021, we did not sell any shares of common stock pursuant to the ATM offering.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, as of June 30, 2021, we were only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 150%, immediately after such borrowing. As of June 30, 2021 and December 31, 2020, our asset coverage for borrowed amounts was approximately 226% and 304%, respectively.

On April 6, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the Company’s asset coverage requirements for senior securities was changed from 200% to 150%, effective as of April 6, 2019.

The weighted average stated interest rate and weighted average maturity on all of the Company’s debt outstanding as of June 30, 2021, were 6.02% and 5.1 years, respectively, and as of December 31, 2020, were 6.40% and 4.1 years, respectively.

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

On June 21, 2018, Oxford Square Funding 2018, LLC, a special purpose vehicle and wholly-owned subsidiary of OXSQ (“OXSQ Funding”), entered into the Credit Facility with Citibank, N.A. Subject to certain exceptions, pricing under the Credit Facility was based on the London Interbank Offered Rate for an interest period equal to three months plus a spread of 2.25% per annum payable quarterly on March 21, June 21, September 21 and December 21. Pursuant to the terms of the credit agreement governing the Credit Facility, OXSQ Funding borrowed approximately $95.2 million. The Credit Facility had a mandatory amortization schedule such that 15.0% of the principal amount outstanding as of June 21, 2018 was due and payable on June 21, 2019. On each payment date occurring thereafter, an additional 6.25% of the remaining principal amount outstanding was due and payable. On October 12, 2018, OXSQ Funding amended the Credit Facility with Citibank, N.A., and an additional borrowing amount of approximately $37.3 million was made under the same terms as the existing credit agreement. We repaid the remaining outstanding principal on March 24, 2020 of approximately $17.1 million and did not extend the maturity of the Credit Facility.

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

On May 20, 2021, we completed an underwritten public offering of approximately $80.5 million in aggregate principal amount of the 5.50% Unsecured Notes. The 5.50% Unsecured Notes will mature on July 31, 2028, and may be redeemed in whole or in part at any time or from time to time at our option on or after May 31, 2024. The 5.50% Unsecured Notes bear interest at a rate of 5.50% per year payable quarterly on January 31, April 30, July 31, and October 31 of each year. The 5.50% Unsecured Notes are listed on the NASDAQ Global Select Market under the trading symbol “OXSQG.”

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

For the quarter ended June 30, 2021, management estimated that a tax return of capital occurred of approximately $0.02 per share. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure stockholders that they will receive any distributions.

The following table reflects the cash distributions, including distributions reinvested, if any, per share that our Board has declared on our common stock from the beginning of 2020 through 2021:

Date Declared	Record Date	Payment Date	Total Distributions	GAAP net investment income			Distributions in excess of/ (less than) GAAP net investment income
Fiscal 2021(1)
July 22, 2021	December 17, 2021	December 31, 2021	$0.035	$	N/A		$—
July 22, 2021	November 16, 2021	November 30, 2021	0.035		N/A		—
July 22, 2021	October 15, 2021	October 29, 2021	0.035		N/A		—
Total (Fourth Quarter 2021)			0.105		—	(3)	—

April 22, 2021	September 16, 2021	September 30, 2021	$0.035	$	N/A		$—
April 22, 2021	August 17, 2021	August 31, 2021	0.035		N/A		—
April 22, 2021	July 16, 2021	July 30, 2021	0.035		N/A		—
Total (Third Quarter 2021)			0.105		—	(3)	—

February 23, 2021	June 16, 2021	June 30, 2021	$0.035	$	N/A		$—
February 23, 2021	May 14, 2021	May 28, 2021	0.035		N/A		—
February 23, 2021	April 16, 2021	April 30, 2021	0.035		N/A		—
Total (Second Quarter 2021)			0.105		0.06		0.05

October 22, 2020	March 17, 2021	March 31, 2021	$0.035	$	N/A		$—
October 22, 2020	February 12, 2021	February 26, 2021	0.035		N/A		—
October 22, 2020	January 15, 2021	January 29, 2021	0.035		N/A		—
Total (First Quarter 2021)			0.105		$0.10		—

Fiscal 2020(1)
September 11, 2020	December 16, 2020	December 31, 2020	$0.035	$	N/A		$—
September 11, 2020	November 13, 2020	November 30, 2020	0.035		N/A		—
September 11, 2020	October 16, 2020	October 30, 2020	0.035		N/A		—
Total (Fourth Quarter 2020)			0.105		0.10		—

June 1, 2020	September 16, 2020	September 30, 2020	0.035		N/A		—
June 1, 2020	August 17, 2020	August 31, 2020	0.035		N/A		—
June 1, 2020	July 17, 2020	July 31, 2020	0.035		N/A		—
Total (Third Quarter 2020)			0.105		0.09		0.01

February 24, 2020	June 15, 2020	June 30, 2020	0.067		N/A		—
February 24, 2020	May 14, 2020	May 29, 2020	0.067		N/A		—
February 24, 2020	April 15, 2020	April 30, 2020	0.067		N/A		—
Total (Second Quarter 2020)			0.201		0.09		0.11

October 25, 2019	March 17, 2020	March 31, 2020	0.067		N/A		—
October 25, 2019	February 14, 2020	February 28, 2020	0.067		N/A		—
October 25, 2019	January 17, 2020	January 31, 2020	0.067		N/A		—
Total (First Quarter 2020)			0.201		0.13		0.07
Total (2020)			$0.612		$0.40	(2)	$0.21	(2)

____________

(1)      The tax characterization of cash distributions for the year ending December 31, 2021 and year ended December 31, 2020 will not be known until the tax return for such years are finalized. For the year ending December 31, 2021 and year ended

____________

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

Oxford Square Management, Oxford Lane Management, LLC, Oxford Bridge Management, LLC and Oxford Gate Management, LLC are subject to a written policy with respect to the allocation of investment opportunities among the Company, Oxford Lane Capital Corp., the Oxford Bridge Funds and the Oxford Gate Funds. Where investments are suitable for more than one entity, the allocation policy generally provides that, depending on size and subject to current and anticipated cash availability, the absolute size of the investment as well as its relative size compared to the total assets of each entity, current and anticipated weighted average costs of capital, among other factors, a desired investment amount will be determined by the adviser to each entity. If the investment opportunity is of a size sufficient for each entity to receive its desired investment amount, then each entity would be allocated that investment amount; otherwise, the investment amount would be apportioned on a pro rata basis.

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

RECENT DEVELOPMENTS

The following distributions payable to stockholders are shown below:

Date Declared	Record Date	Payable Dates	Per Share Distribution Amount Declared
April 22, 2021	July 16, 2021	July 30, 2021	$0.035
April 22, 2021	August 17, 2021	August 31, 2021	$0.035
April 22, 2021	September 16, 2021	September 30, 2021	$0.035
July 22, 2021	October 15, 2021	October 29, 2021	$0.035
July 22, 2021	November 16, 2021	November 30, 2021	$0.035
July 22, 2021	December 17, 2021	December 31, 2021	$0.035

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2021, all debt investments in our portfolio were at variable interest rates, representing approximately $268.0 million in principal debt. As of June 30, 2021, all except two of our variable rate investments were income producing. The variable rates are based upon the five-year U.S. Department of Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain interest rate floors.

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

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2021, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates for our settled investments (considering interest rate floors for floating rate instruments), excluding CLO equity investments. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2021. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2021, and are only adjusted for assumed changes in the underlying base interest rates. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

Hypothetical Change in LIBOR	Estimated Percentage change in Investment Income
Up 300 basis points	23.1%
Up 200 basis points	15.4%
Up 100 basis points	7.7%
Down 25 basis points	(0.6)%

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factors set forth below, there have been no material changes known to us during the six months ended June 30, 2021, to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Cybersecurity risks and cyber incidents may adversely affect our business or the businesses of our portfolio companies by causing disruptions to our operations or to the operations of our portfolio companies, a compromising or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies or third-party vendors for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Despite careful security and controls design, the information technology systems of our portfolio companies and our third-party vendors, may be subject to security breaches and cyber-attacks the result of which could include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships. As our, our portfolio companies’ and our third party vendor’s reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers, and the information systems of our portfolio companies and third-party vendors. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. Further, the remote working conditions resulting from the COVID-19 pandemic have heightened our and our portfolio companies’ vulnerability to a cybersecurity risk or incident.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Equity Securities

While we did not engage in unregistered sales of equity securities during the quarter ended June 30, 2021, we issued 26,458 shares of common stock under our distribution reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value for the shares of common stock issued under the distribution reinvestment plan during the quarter ended June 30, 2021 was approximately $124,000. During the quarter ended June 30, 2021, as part of our distribution reinvestment plan for our common stockholders, our dividend reinvestment administrator did not purchase any shares of our common stock in the open market to satisfy the reinvestment portion of our distributions.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2021, no common stock was repurchased by the Company.

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
4.2

Third Supplemental Indenture, dated as of May 20, 2021, relating to the 5.50% Notes due 2028, by and between Oxford Square Capital Corp. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed May 20, 2021).

4.3	Form of 5.50% Notes due 2028 (Incorporated by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K filed May 20, 2021).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*

____________

*        Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXFORD SQUARE CAPITAL CORP.
Date: July 29, 2021	By:	/s/ Jonathan H. Cohen
Jonathan H. Cohen
Chief Executive Officer
(Principal Executive Officer)
Date: July 29, 2021	By:	/s/ Bruce L. Rubin
Bruce L. Rubin
Chief Financial Officer
(Principal Accounting Officer)