Form 10-K
period 2021-12-31
Oxford Square Capital Corp.
filed 2022-03-07
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________________

FORM 10-K

_______________________________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2021, based on the closing price on that date of $4.91 on the NASDAQ Global Select Market, was $222,738,197. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 49,710,887 shares of the Registrant’s common stock outstanding as of March 1, 2022.

OXFORD SQUARE CAPITAL CORP.
FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2021

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

6.25% Unsecured Notes

On April 3, 2019, we completed an underwritten public offering of approximately $44.8 million in aggregate principal amount of our 6.25% unsecured notes due 2026, or the “6.25% Unsecured Notes.” The 6.25% Unsecured Notes will mature on April 30, 2026, and may be redeemed in whole or in part at any time or from time to time at our option (on or after April 30, 2022). The 6.25% Unsecured Notes bear interest at a rate of 6.25% per year payable quarterly on January 31, April 30, July 31, and October 31 of each year. The 6.25% Unsecured Notes are listed on the NASDAQ Global Select Market under the trading symbol “OXSQZ.”

5.50% Unsecured Notes

On May 20, 2021, we completed an underwritten public offering of approximately $80.5 million in aggregate principal amount of 5.50% unsecured notes due 2028, or the “5.50% Unsecured Notes.” The 5.50% Unsecured Notes will mature on July 31, 2028, and may be redeemed in whole or in part at any time or from time to time at our option (on or after May 31, 2024). The 5.50% Unsecured Notes bear interest at a rate of 5.50% per year payable quarterly on January 31, April 30, July 31, and October 31, of each year. The 5.50% Unsecured Notes are listed on the NASDAQ Global Select Market under the trading symbol “OXSQG.”

ATM Offering

On August 1, 2019, we entered into an Equity Distribution Agreement with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $150.0 million of our common stock through an At-the-Market (“ATM”) offering. We did not sell any shares of common stock pursuant to the ATM during the year ended December 31, 2021.

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

MARKET OVERVIEW AND OPPORTUNITY

The broader corporate loan and CLO equity market exhibited strength in 2021. Significant strength during the first half of 2021 was followed by moderate strength in the third quarter of 2021 and stability during the fourth quarter of 2021. During the first half of 2021, the S&P/LSTA Leveraged Loan Index increased from a price of 96.19% at the end of December 2020 to 98.37% at the end of June 2021. During this period, lower credit quality loans outperformed higher credit quality loans. The S&P/LSTA Leveraged Loan Index ended the year at a price of 98.64%, with lower credit quality loans underperforming higher credit quality loans during the second half of 2021. For the full year, BB rated loan prices increased 0.32%, B rated loan prices increased 0.75%, and CCC rated loan prices increased 5.02%. We believe that the loan market’s performance during 2021 was driven by COVID-19 pandemic-related recoveries as well as significant investment inflows into both the loan and CLO asset classes. Moreover, loan market credit quality improved during 2021 as exhibited by a decrease in default rates to 0.29% at the end of 2021 versus 3.83% at the end of 2020. This environment presented corporate loan and CLO managers with the opportunity to buy performing assets in the primary and secondary loan markets with sufficient risk adjusted returns, ultimately accruing to the benefit of loan and CLO investments. Additionally, as we execute our corporate loan strategy of focusing primarily on smaller broadly syndicated loans, narrowly syndicated loans and private deals, through purchases in both the primary and secondary markets, we remain mindful of maintaining overall portfolio liquidity. We believe this strategy allows us to maintain corporate debt investments which have sufficient liquidity in order to take advantage of market opportunities.

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

•        Jonathan H. Cohen, our Chief Executive Officer, has more than 25 years of experience in debt and equity research and investment. Mr. Cohen has also served as Chief Executive Officer and a Director of Oxford Lane Capital Corp. (NasdaqGS: OXLC), a registered closed-end fund, and as Chief Executive Officer of its investment adviser, Oxford Lane Management, LLC, or “Oxford Lane Management,” since 2010. Since 2015 and 2018, respectively, Mr. Cohen has also served as Chief Executive Officer of Oxford Gate Management, LLC, or “Oxford Gate Management,” the investment adviser to Oxford Gate Master Fund, LLC, Oxford Gate, LLC and Oxford Gate (Bermuda), LLC (collectively, the “Oxford Gate Funds”), and Oxford Bridge II, LLC. Oxford Bridge II, LLC and the Oxford Gate Funds are private investment funds. Previously, Mr. Cohen managed technology equity research groups at Wit Capital, Merrill Lynch, UBS and Smith Barney. Mr. Cohen is a member of the Board of Trustees of Connecticut College. Mr. Cohen received a B.A. in Economics from Connecticut College and an M.B.A. from Columbia University.

•        Saul B. Rosenthal, our President and Chief Operating Officer, has more than 20 years of experience in the capital markets, with a focus on middle-market transactions. In addition, Mr. Rosenthal has served as President and a Director of Oxford Lane Capital Corp. (NasdaqGS: OXLC), a registered closed-end fund, and as President of Oxford Lane Management, since 2010. Mr. Rosenthal has also served as President of Oxford Gate Management, the investment adviser to the Oxford Gate Funds and Oxford Bridge II, LLC, since 2015 and 2018, respectively. Mr. Rosenthal was previously an attorney at the law firm of Shearman & Sterling LLP. Mr. Rosenthal serves on the board of the National Museum of Mathematics. Mr. Rosenthal received a B.S., magna cum laude, from the Wharton School of the University of Pennsylvania, a J.D. from Columbia University Law School, where he was a Harlan Fiske Stone Scholar, and a LL.M. (Taxation) from New York University School of Law.

•        Darryl Monasebian is the Executive Vice President and head of risk and portfolio management of Oxford Square Management, and also holds those same positions at Oxford Lane Management, the investment adviser to Oxford Lane Capital Corp., and Oxford Gate Management, the investment adviser to the Oxford Gate Funds and Oxford Bridge II, LLC. Prior to joining Oxford Square Management, Mr. Monasebian was a director in the Merchant Banking Group at BNP Paribas, and prior to that he was a director at Swiss Bank Corporation and a senior account officer at Citibank. He began his business career at Metropolitan Life Insurance Company as an investment analyst in the Corporate Investments Department. Mr. Monasebian received a B.S. in Management Science/Operations Research from Case Western Reserve University and a Masters of Business Administration from Boston University’s Graduate School of Management.

•        Debdeep Maji is a Senior Managing Director of Oxford Square Management, and also holds the same position at Oxford Lane Management, the investment adviser to Oxford Lane Capital Corp., and Oxford Gate Management, the investment adviser to the Oxford Gate Funds and Oxford Bridge II, LLC. Mr. Maji graduated from the Jerome Fisher Program in Management and Technology at the University of Pennsylvania where he received a Bachelor of Science degree in Economics from the Wharton School (and was designated a Joseph Wharton Scholar) and a Bachelor of Applied Science from the School of Engineering.

•        Kevin Yonon is a Managing Director of Oxford Square Management, and also holds the same position at Oxford Lane Management, the investment adviser to Oxford Lane Capital Corp., and Oxford Gate Management, the investment adviser to the Oxford Gate Funds and Oxford Bridge II, LLC. Previously, Mr. Yonon was an Associate at Deutsche Bank Securities and prior to that he was an Analyst at Blackstone Mezzanine Partners. Before joining Blackstone, he worked as an Analyst at Merrill Lynch in the Mergers & Acquisitions group. Mr. Yonon received a B.S. in Economics with concentrations in Finance and Accounting from the Wharton School at the University of Pennsylvania, where he graduated magna cum laude, and an M.B.A. from the Harvard Business School.

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

In identifying CLO investments, we seek to ascertain the asset quality of the underlying collateral pool, the structural integrity of the CLO liability capital structure, the expected return profile of the CLO equity or debt tranche we are investing in, as well as the quality of the prospective collateral manager. The underlying portfolio of each CLO investment is typically diversified across approximately 100 to 250 broadly syndicated loans which are predominantly 1st lien senior secured term loans to U.S. corporations. Additionally, these collateral pools typically do not have direct exposure to real estate, mortgages, or consumer-based credit assets. Our investment focus is generally agnostic between the primary and secondary CLO markets. In both markets, we pursue opportunities which we view to have attractive optionality with regards to the ability to refinance or “reset” the CLO liability capital structure at some point in the future. A CLO “reset” typically includes an extension of the CLO’s reinvestment period in addition to the refinancing of the CLO liabilities. We continue to prefer CLO equity investments which have longer reinvestment periods which may give CLO managers additional time to rebuild collateral value from potential credit losses as well as take advantage of a potential disruption in the broader credit markets.

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

The following is a representative list of the industries in which we have invested:

• Structured Finance	• IT Consulting
• Business Services	• Utilities
• Software	• Healthcare
• Telecommunication Services	• Plastics Manufacturing
• Diversified Insurance

During the fiscal year ended December 31, 2021, we purchased approximately $178.9 million of investments, comprised of approximately $135.3 million in senior secured notes and $43.5 million in CLO equity. As a percentage of fair value of the total invested portfolio as of December 31, 2021, our portfolio was invested approximately 62.8% in senior secured notes, 37.0% in CLO equity, and 0.2% in equity and other investments.

TEN LARGEST PORTFOLIO INVESTMENTS AS OF DECEMBER 31, 2021

Our ten largest portfolio company investments as of December 31, 2021, based on the combined fair value of the debt and equity securities (including CLO side letter related investments) we hold in each portfolio company, were as follows:

			December 31, 2021
			($ in millions)
Portfolio Company	Industry	Cost	Fair Value	Fair Value Percentage of Total Portfolio
Carlyle Global Market Strategies CLO 2021-6, Ltd.	Structured Finance	$36.2	$33.9	8.0%
Octagon Investment Partners 49, Ltd.	Structured Finance	21.5	21.5	5.1%
Keystone Acquisition Corp.	Healthcare	20.2	19.7	4.7%
ConvergeOne Holdings, Inc.	Business Services	19.7	19.6	4.7%
Sound Point CLO XVI, Ltd.	Structured Finance	29.5	19.1	4.5%
Quest Software, Inc.	Software	18.2	18.3	4.3%
HealthChannels, Inc.	Healthcare	18.9	17.5	4.2%
Access CIG, LLC	Business Services	16.8	16.7	4.0%
Global Tel Link Corp.	Telecommunications Services	16.8	15.8	3.8%
Affinion Insurance Solutions, Inc. (f/k/a AIS Intermediate, LLC)	Diversified Insurance	14.8	14.9	3.5%
		$212.6	$197.0	46.8%

For a description of the factors relevant to the changes in the value of the above portfolio investments for the year ended December 31, 2021, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Grading.”

Set forth below are descriptions of the ten largest portfolio investments as of December 31, 2021:

Carlyle Global Market Strategies CLO 2021-6, Ltd.

Carlyle Global Market Strategies CLO 2021-6, Ltd. is a collateralized loan obligation investing primarily in U.S.-based senior secured loans. As of December 31, 2021, approximately $44.6 million remained outstanding on our investment.

Octagon Investment Partners 49, Ltd.

Octagon Investment Partners 49, Ltd. is a collateralized loan obligation investing primarily in U.S.-based senior secured loans. As of December 31, 2021, approximately $28.9 million remained outstanding on our investment.

Keystone Acquisition Corp.

Keystone Acquisition Corp. is a healthcare company that is involved in healthcare management, quality assurance, and cost containment services for providers of physical and behavioral health services. As of December 31, 2021, approximately $7.3 million and $13.0 million remained outstanding on our investment in the first lien notes and second lien notes, respectively.

ConvergeOne Holdings, Inc.

ConvergeOne Holdings, Inc. is an information technology company that offers cloud computing, networking, program management, security, data center, enterprise application, and other related services. As of December 31, 2021, approximately $5.3 million and $15.0 million remained outstanding on our investment in the first lien notes and second lien notes, respectively.

Sound Point CLO XVI, Ltd.

Sound Point CLO XVI, Ltd. is a collateralized loan obligation investing primarily in U.S.-based senior secured loans. As of December 31, 2021, approximately $45.5 million remained outstanding on our investment.

Quest Software, Inc.

Quest Software, Inc. is an infrastructure software provider. They have five main product/service offerings: platform management, information management, identity management, data protection, and endpoint management. As of December 31, 2021, approximately $5.0 million and $13.4 million remained outstanding on our investment in the first lien notes and second lien notes, respectively.

HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)

HealthChannels, Inc. is a health-care company that offers clerical support services, including electronic medical record documentation, patient engagement, and medical coding to improve clinical outcomes. As of December 31, 2021, approximately $19.2 million remained outstanding on our investment in the first lien notes.

Access CIG, LLC

Access CIG, LLC is a records and documents storage firm. As of December 31, 2021, approximately $16.8 million remained outstanding on our investment in the second lien notes.

Global Tel Link Corp

Global Tel Link Corp. is a provider of telecom and technology products and services used by inmates, investigators and administrators in the corrections industry. As of December 31, 2021, approximately $17.0 million remained outstanding on our investment in the second lien notes.

Affinion Insurance Solutions, Inc. (f/k/a AIS Intermediate, LLC)

Affinion Insurance Solutions, Inc. is an insurance company that offers insurance, value-added checking programs, customer acquisition solutions, data analysis, multi-channel marketing, direct mail, and online marketing services. As of December 31, 2021, approximately $15.2 million remained outstanding on our investment in the first lien notes.

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

b.      Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to one-fourth of an annual “hurdle rate.” The annual hurdle rate is determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rates for the 2021, 2020 and 2019 calendar years, calculated as of December 31, were approximately 5.36%, 6.69%, and 7.51%, respectively, under the terms of the Investment Advisory Agreement. Our net investment income (to the extent not distributed to our shareholders) used to calculate the Net Investment Income Incentive Fee was also included in the amount of our gross assets used to calculate the 2.00% Base Fee.

c.      The operation of the incentive fee with respect to our Pre-Incentive Fee Net Investment Income for each quarter is as follows:

i.       no incentive fee was payable to Oxford Square Management in any calendar quarter in which our Pre-Incentive Fee Net Investment Income did not exceed one fourth of the annual hurdle rate (approximately 5.36% for the 2021 calendar year).

ii.      20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds one-fourth of the annual hurdle rate (approximately 5.36% for the 2021 calendar year) in any calendar quarter was payable to Oxford Square Management (i.e., once the hurdle rate is reached, 20% of all Pre-Incentive Fee Net Investment Income thereafter was allocated to Oxford Square Management).

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

2)      Net Investment Income Incentive Fee:

a.       The calculation of our Net Investment Income Incentive Fee is revised to include a Total Return Requirement (as defined below). Under the Total Return Requirement, we are only required to pay Oxford Square Management a Net Investment Income Incentive Fee if 20% of the “cumulative net increase in net assets resulting from operations” (as defined below) — during the calendar quarter for which such fees are being calculated and the eleven (11) preceding quarters — is greater than the cumulative Net Investment Income Incentive Fees accrued and/or paid over for the same period, even when our net investment income exceeds the minimum return to our stockholders required to be achieved before Oxford Square Management is entitled to receive a Net Investment Income Incentive Fee (which minimum return is commonly referred to as the “preferred return” or “hurdle rate”);

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

•        U.S. federal, state and local taxes;

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

•        fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums; and

•        direct costs such as printing, mailing, long distance telephone, staff, rent, independent audits and outside legal costs and all other expenses incurred by either Oxford Funds or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by Oxford Funds on our behalf under the Administration Agreement, including a portion of the rent and the compensation and related expenses of our Chief Financial Officer, our accounting support staff and other administrative support personnel. Related expenses include but are not limited to employee benefit costs, payroll taxes and travel and training expenses. The costs associated with the functions performed by our Chief Compliance Officer are paid by us pursuant to the terms of an agreement between the Company and Foreside, a compliance consulting firm.

All of these expenses are ultimately borne by our common stockholders.

All personnel of our investment adviser when and to the extent engaged in providing investment advisory services, and the compensation and related expenses of such personnel allocable to such services, will be provided and paid for by Oxford Funds, the investment adviser’s managing member.

Duration and Termination

Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. On April 22, 2021, the Board of Directors re-approved the Investment Advisory Agreement at a meeting held via videoconference in reliance upon certain exemptive relief granted by the SEC in connection with the COVID-19 pandemic, and the Board of Directors ratified the Investment Advisory Agreement at its next in-person meeting held on July 22, 2021, pursuant to the SEC relief. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. Refer to “Item 1A. Risk Factors — Risks relating to our business and structure — We are dependent upon Oxford Square Management’s key management personnel for our future success, particularly Jonathan H. Cohen and Saul B. Rosenthal.”

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

ADMINISTRATION AGREEMENT

Pursuant to a separate Administration Agreement, Oxford Funds furnishes us with office facilities, together with equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, Oxford Funds also performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Oxford Funds assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are based upon our allocable portion of overhead and other expenses incurred by Oxford Funds on our behalf under the Administration Agreement, including a portion of the rent and the compensation of our Chief Financial Officer, our accounting support staff and other administrative support personnel. We also reimburse Oxford Funds for the costs associated with the functions performed by our Chief Compliance Officer that Oxford Funds pays on our behalf pursuant to the terms of an agreement between us and Foreside. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

Risks Relating to the Economy

•        The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.

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

•        Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.

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

•        The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.

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

Risks Related to U.S. Federal Tax Regulation

•        We will be subject to U.S. federal income tax at corporate rates, if we are unable to qualify for tax treatment as a RIC for U.S. federal income tax purposes.

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

EMPLOYEES

We have no employees. Our day-to-day investment operations are managed by Oxford Square Management. In addition, we reimburse Oxford Funds for an allocable portion of expenses incurred by it on our behalf under the Administration Agreement, including a portion of the rent and the compensation of our Chief Financial Officer, accounting staff and other administrative support personnel. We will also pay the costs associated with the functions performed by our Chief Compliance Officer under the terms of an agreement between the Company and Foreside.

CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS

As a BDC, we have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code, beginning with our 2003 taxable year. As a RIC, we generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that we timely distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

Taxation as a RIC

If we qualify as a RIC; and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) we timely distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income and net capital gain that we recognized in preceding years but were not distributed in such years, and on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). We generally will endeavor in each taxable year to make sufficient distributions to our stockholders to satisfy the Excise Tax Avoidance Requirement.

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

•        at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•        no more than 25% of the value of our assets is invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer (ii) the securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses; or (iii) the securities of certain “qualified publicly traded partnerships” (the “Diversification Tests”).

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. In addition, we may be required to accrue for U.S. federal income tax purposes amounts attributable to our investment in CLOs that may differ from the distributions received in respect of such investments. Although we do not presently expect to do so, we are authorized to borrow funds, to sell assets and to make taxable distributions of our stock and debt securities in order to satisfy distribution requirements. Our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to tax as a corporation.

Under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. If we are prohibited to make distributions, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

We have purchased and may in the future purchase residual or subordinated interests in CLOs that are treated for U.S. federal income tax purposes as shares in a “passive foreign investment company” or a PFIC. We may be subject to U.S. federal income tax on our allocable share of a portion of any “excess distribution” received on, or any gain from the disposition of, such shares. Additional charges, in the nature of interest, generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. This additional tax and interest may apply even if we make a distribution in an amount equal to any “excess distribution” or gain from the disposition of such shares as a taxable dividend by us to our shareholders. If we elect to treat a PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income our allocable share of any increase in the value of such shares, and as ordinary loss our allocable share of any decrease in such value to the extent that any such decrease does not exceed prior increases included in our income. Under either election, we may be required to recognize in a year income in excess of distributions from PFICs and proceeds from dispositions of PFIC shares during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the Excise Tax Avoidance Requirement.

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

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC, and certain cure provisions are not met, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions made would be taxable to our stockholders as ordinary dividend income that, subject to certain limitations, may be eligible for the 20.0% maximum rate to the extent of our current and accumulated earnings and profits provided certain holding period and other requirements were met. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we would be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 5 years, unless we made a special election to pay U.S. federal income tax at corporate rates on such built-in gains at the time of our requalification as a RIC.

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

Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information contained in this Annual Report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risk factors described below are the principal risk factors associated with an investment in our securities, as well as those factors generally associated with a business development company with investment objectives, investment policies, capital structure or trading markets similar to ours, including the risks associated with investing in a portfolio of small and developing or financially troubled businesses. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our securities could decline, and you may lose all or part of your investment.

RISKS RELATING TO THE ECONOMY

The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.

The COVID-19 pandemic has adversely impacted global commercial activity and contributed to significant volatility in the equity and debt markets. The COVID-19 pandemic and restrictive measures taken during the course of the pandemic to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions, labor shortages, increased inflationary pressure and overall economic and financial market instability both globally and in the United States. While several countries, as well as certain states, counties and cities in the United States, relaxed the public health restrictions throughout 2021 and into early 2022 partly as a result of the introduction of vaccines, recurring COVID-19 outbreaks caused by different virus variants continue to lead to the re-introduction of certain restrictions in certain states in the United States and globally.

The impact of COVID-19 led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn, the impacts of which could last for some period after the pandemic is controlled and/or abated.

The COVID-19 pandemic is continuing as of the filing date of this Annual Report on Form 10-K, and its extended duration may have further adverse impacts on our portfolio companies after December 31, 2021, including for the reasons described herein.

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.

Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

For example, in December 2019, COVID-19 emerged in China and proceeded to spread rapidly to other countries, including the United States. See “—The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.”

General uncertainty surrounding the dangers and impact of COVID-19 (including the preventative measures taken in response thereto) and additional uncertainty regarding new variants of COVID-19, most notably the Delta and Omicron variants, has to date created significant disruption in supply chains and economic activity, contributed to labor difficulties and is having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate which has in turn created significant business disruption issues for certain of our portfolio companies, and materially and adversely impacted the value and performance of certain of our portfolio companies.

In addition, disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our and our prospective portfolio companies’ operating results and the fair values of our debt and equity investments.

Global economic, regulatory and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

Deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing loans on the balance sheets of European banks, the effect of the United Kingdom (the “U.K.”) leaving the European Union (the “EU”), instability in the Chinese capital markets and the COVID pandemic. Global market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations. We cannot assure you that market disruptions in Europe and other regions or countries, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Moreover, there is a risk of both sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and could have a material adverse impact on our business prospects and financial condition.

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. These market and economic disruptions could also negatively impact the operating results of our portfolio companies.

Additionally, the Federal Reserve may raise, or may announce its intention to raise, the Federal Funds Rate in 2022. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of COVID-19, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets and capital markets on favorable terms.

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

The U.S. capital markets have experienced extreme volatility and disruption since the emergence of the COVID-19 pandemic, as evidenced by the volatility in global stock markets as a result of, among other things, uncertainty surrounding the pandemic and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including the duration or reoccurrence of any potential business or supply chain disruption, the duration and severity of the COVID-19 pandemic and the actions taken by governments and their citizens to contain the COVID-19 pandemic or treat its impact. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•        Current market conditions may make it difficult to raise equity capital because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than the net asset value per share without first obtaining approval for such issuance from our stockholders and our independent directors. In addition, these market conditions may make it difficult to access or obtain new indebtedness with similar terms to our existing indebtedness.

•        Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity).

•        Significant changes in the capital markets may adversely affect the pace of our investment activity and economic activity generally.

•        The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

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

U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including the most recent increase in December 2021, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the

United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the 1-week and 2-month U.S. dollar LIBOR settings will cease publication after December 31, 2021 and the overnight 1, 3, 6 and 12 months U.S. dollar LIBOR settings will cease publication after June 30, 2023. However, the FCA has indicated it will not compel panel banks to continue to contribute to LIBOR after the end of 2021 and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate no later than December 31, 2021.

To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. On July 29, 2021, the ARCC formally recommended the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative replacement rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, while the majority of our LIBOR-linked loans contemplate that LIBOR may cease to exist and allow for amendment to a new base rate without the approval of 100% of the lenders, if LIBOR ceases to exist, we will still need to renegotiate the credit agreements extending beyond June 2023 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

These situations may arise due to circumstances that we may be unable to control, such as access to the credit markets, a severe decline in the value of the U.S. dollar, another economic downturn or an operational problem that affects third parties or us, and could materially harm our business. Even though such conditions have improved broadly and significantly over the short-term, adverse conditions in particular sectors of the financial markets could adversely impact our business over the long-term.

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

On April 12, 2017, we completed a public offering of approximately $64.4 million in aggregate principal amount of 6.50% Unsecured Notes. The 6.50% Unsecured Notes will mature on March 30, 2024, and may currently be redeemed in whole or in part at any time or from time to time at our option on or after March 30, 2020. The 6.50% Unsecured Notes bear interest at a rate of 6.50% per year payable quarterly on March 30, June 30, September 30 and December 30. The 6.50% Unsecured Notes are our general unsecured obligations, rank equally in right of payment with our future senior unsecured debt, and rank senior in right of payment to any potential subordinated debt, should any be issued in the future.

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

On May 20, 2021, the Company completed an underwritten public offering of approximately $80.5 million in aggregate principal amount of 5.50% Unsecured Notes. The 5.50% Unsecured Notes will mature on July 31, 2028, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after May 31, 2024. The 5.50% Unsecured Notes bear interest at a rate of 5.50% per year payable quarterly on January 31, April 30, July 31, and October 31, of each year. The 5.50% Unsecured Notes are our general unsecured obligations, rank equally in right of payment with our future senior unsecured debt, and rank senior in right of payment to any potential subordinated debt, should any be issued in the future.

Illustration.    The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on the portfolio, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed total return on our portfolio (net of expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to stockholder(1)	(22.8)%	(13.9)%	(5.0)%	3.8%	12.7%

____________

(1)      Assumes $433.5 million in total assets and $189.7 million in total debt principal outstanding, which reflects our total assets and total debt outstanding as of December 31, 2021, and a cost of funds of approximately 6.49%.

Our portfolio must have an annual return of at least 2.84% in order to cover the annual interest payments on our current borrowings.

If we are unable to comply with the covenants or restrictions in our borrowings, our business could be materially adversely affected.

Our borrowings may include covenants, among others, that, subject to exceptions, restrict our ability to pay distributions, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. Complying with these restrictions may prevent us from taking actions that we believe would help us grow our business or are otherwise consistent with our investment objective. These restrictions could also limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. In addition, certain covenants or restrictions could limit our ability to make distributions to our stockholders in certain circumstances, which could result in us failing to qualify for tax treatment as a RIC and thus becoming subject to U.S. federal income tax at corporate rates (and any applicable state and local taxes).

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 49,710,887 shares are issued and outstanding as of March 1, 2022. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to distributions and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by our Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

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

Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that currently invests primarily in CLO debt and equity tranches, and its investment adviser, Oxford Lane Management. Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, at Oxford Gate Management, the investment adviser to the Oxford Gate Funds and Oxford Bridge II, LLC. Oxford Bridge II, LLC and Oxford Gate Funds are private funds that invest principally in CLO debt and equity. Oxford Funds is the managing member of Oxford Gate Management, LLC. As a result, certain conflicts of interest may arise with respect to the management of our portfolio by Messrs. Cohen and Rosenthal, on the one hand, and the obligations of Messrs. Cohen and Rosenthal to manage the portfolios of Oxford Lane Capital Corp., Oxford Bridge II, LLC and the Oxford Gate Funds, respectively, on the other hand. In addition, Bruce L. Rubin, our Chief Financial Officer, Corporate Secretary and Treasurer, currently serves in similar capacities for Oxford Lane Capital Corp. Mr. Rubin also currently serves as the Chief Financial Officer and Secretary of Oxford Lane Management, Oxford Square Management, LLC, Oxford Gate Management, LLC and Oxford Funds. Further, Mr. Gerald Cummins, our Chief Compliance Officer, currently serves in similar capacities for Oxford Lane Management, Oxford Lane Capital Corp., Oxford Square Management, LLC and Oxford Gate Management, LLC. Because of these possible conflicts of interest, these individuals may direct potential business and investment opportunities to other entities rather than to us or such individuals may undertake or otherwise engage in activities or conduct on behalf of such other entities that is not in, or which may be adverse to, our best interests.

Oxford Square Management, Oxford Lane Management, LLC and Oxford Gate Management, LLC are subject to a written policy with respect to the allocation of investment opportunities among Oxford Square, Oxford Lane Capital Corp., Oxford Bridge II, LLC and the Oxford Gate Funds. Where investments are suitable for more than one entity, the allocation policy generally provides that, depending on size and subject to current and anticipated cash availability, the absolute size of the investment as well as its relative size compared to the total assets of each entity, current and anticipated weighted average costs of capital, and whether the proposed investment is an add-on investment to an existing investment, among other factors, an investment amount will be determined by the adviser to each entity. If the investment opportunity is sufficient for each entity to receive its investment amount, then each entity receives the investment amount; otherwise, the investment amount is reduced pro rata.

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

We have also adopted a Code of Business Conduct and Ethics which applies to our senior officers, including our Chief Executive Officer and Chief Financial Officer, as well as all of our officers, directors and employees. Our Code of Business Conduct and Ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Pursuant to our Code of Business Conduct and Ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict. Our Audit Committee is charged with approving any waivers under our Code of Business Conduct and Ethics. As required by the NASDAQ Global Select Market corporate governance listing standards, the Audit Committee of our Board of Directors is also required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

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

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of OXSQ or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increases the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increases the difficulty of consummating such a transaction. The SEC staff has rescinded its position that, under the 1940 Act, an investment company may not avail itself of the Maryland Control Share Acquisition Act. As a result, we may amend our bylaws to be subject to the Maryland Control Share Act if our Board of Directors determines it would be in our best interest.

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

RISKS RELATED TO U.S. FEDERAL INCOME TAX

We will be subject to U.S. federal income tax at corporate rates, if we are unable to qualify for tax treatment as a RIC for U.S. federal income tax purposes.

To remain entitled to the tax benefits accorded to RICs under the Code, we must meet certain income source, asset diversification and Annual Distribution Requirements. In order to qualify as a RIC, we must derive each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities. The Annual Distribution Requirement for a RIC is satisfied if we distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we may fail to qualify for special tax treatment as a RIC and, thus, may be subject to U.S. federal income tax at corporate rates on all of our income.

To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC treatment. Because most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify for tax treatment as a RIC for any reason and remain or become subject to U.S. federal income tax at corporate rates, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

Our investments in CLOs may be subject to special anti-deferral provisions that could result in us incurring tax or recognizing income prior to receiving cash distributions related to such income.

We have purchased and may in the future purchase residual or subordinated interests in CLOs that are treated for U.S. federal income tax purposes as shares in a passive foreign investment company or PFIC. If we acquire investments in a PFIC (including equity tranche investments in CLOs that are PFICs), we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares. Additional charges, in the nature of interest, generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. This additional tax and interest may apply even if we make a distribution in an amount equal to any “excess distribution” or gain from the disposition of such shares as a taxable dividend by us to our shareholders. Certain elections may be available to mitigate or eliminate such tax on excess distributions, but such elections (if available) will generally require us to recognize our share of the PFICs income for each year regardless of whether we receive any distributions from such PFICs. We must nonetheless distribute such income to maintain our tax treatment as a RIC.

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

If we are required to include amounts in income prior to receiving distributions representing such income, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to U.S. federal income tax at corporate rates.

If we do not receive timely distributions from our CLO investments, we may fail to qualify as a RIC.

We are required to include in our taxable income our proportionate share of the income of certain CLO investments to the extent that such CLOs are PFICs for which we have made a qualifying electing fund, or “QEF,” election or are CFCs. To the extent that such CLOs do not distribute all of their earnings and profits on a current basis, we may fail to satisfy the 90% Income Test and thus fail to qualify as a RIC. Income inclusions from a QEF or a CFC will be “good income” for purposes of the 90% Income Test provided that they are derived in connection with our business of investing in stocks and securities or the QEF or the CFC distribute such income to us in the same taxable year to which the income is included in our income.

The CLOs in which we invest may be subject to withholding tax if they fail to comply with certain reporting requirements.

Legislation commonly referred to as the “Foreign Account Tax Compliance Act,” or “FATCA,” generally imposes a 30% withholding tax on payments of certain types of income to foreign financial institutions (“FFIs”) unless such FFIs either: (i) enter into an agreement with the U.S. Treasury to report certain required information with respect to accounts held by certain specified U.S. persons (or held by foreign entities that have certain specified U.S. persons as substantial owners) or (ii) reside in a jurisdiction that has entered into an intergovernmental agreement (“IGA”) with the United States to collect and share such information and are in compliance with the terms of such IGA and any enabling legislation or regulations. The types of income subject to the tax include U.S. source interest and dividends. While the Code would also require withholding on payments of the gross proceeds from the sale of any property that could produce U.S. source interest or dividends, the U.S. Treasury Department has indicated its intent to eliminate this requirement in subsequent proposed regulations, which state that taxpayers may rely on the proposed regulations until final regulations are issued. The information required to be reported includes the identity and taxpayer identification number of each account holder that is a specified U.S. person and transaction activity within the holder’s account. In addition, subject to certain exceptions, FATCA also imposes a 30% withholding on certain payments to certain foreign entities that are not FFIs unless such foreign entities certify that they do not have a greater than 10% owner that is a specified U.S. person or provide the withholding agent with identifying information on each greater than 10% owner that is a specified U.S. person. Most CLO vehicles in which we invest will be treated as FFIs for this purpose, and therefore will be required to comply with these reporting requirements to avoid the 30% withholding. If a CLO vehicle in which we invest fails to properly comply with these reporting requirements, it could reduce the amounts available to distribute to equity and junior debt holders in such CLO vehicle, which could materially and adversely affect our operating results and cash flows.

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

Because in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty satisfying the Annual Distribution Requirement applicable to RICs. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital, reduce new investments or make taxable distributions of our stock or debt securities to meet that distribution requirement. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus be subject to U.S. federal income tax at corporate rates.

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

We may be subject to risks associated with our investments in covenant-lite loans

We have made and may in the future make or obtain significant exposure to covenant-lite loans, which generally are loans that do not require a borrower to comply with financial maintenance covenants, and may not include terms that allow the lender to monitor the financial performance of the borrower, including financial ratios, and declare a default if certain financial criteria are breached. While these loans may still contain other collateral protections, a covenant-lite loan may carry more risk than a covenant-heavy loan made by the same borrower as it does not require the borrower to provide affirmation that certain specific financial tests have been satisfied on a routine basis as is generally required under a covenant-heavy loan agreement. Generally, covenant-lite loans permit borrowers more opportunity to negatively impact lenders because their covenants, if any, tend to be incurrence-based, which means they are only tested and can only be breached following certain actions of the borrower, rather than by a deterioration in the borrower’s financial condition. Our investment in or exposure to a covenant-lite loan may potentially hinder our ability to reprice credit risk associated with the issuer and reduce our ability to restructure a problematic loan and mitigate potential loss. As a result, our exposure to losses may be increased, which could result in an adverse impact on our revenues, net income and net asset value.

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

Inflation may adversely affect our and our portfolio companies’ business, results of operations and financial condition.

Inflation could negatively impact our business, including our ability to access the debt markets on favorable terms, or could negatively impact our portfolio companies. Sustained inflation could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results. Further, inflation could make it difficult to extend the maturity of, or refinance existing indebtedness or obtain new indebtedness on favorable terms.

Certain of our portfolio companies may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

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

The incentive fee payable by us to Oxford Square Management may create an incentive for Oxford Square Management to use leverage and to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee on “Pre-Incentive Fee Net Investment Income” is determined, which is calculated as a percentage of the return on invested capital, may encourage Oxford Square Management to use leverage to increase the return on our equity capital. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Similarly, because Oxford Square Management may also receive an incentive fee based, in part, upon the capital gains realized on our investments, the investment adviser may invest more than would otherwise be appropriate in companies whose securities are likely to yield capital gains, compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during an economic downturn.

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

As a BDC, we may not acquire equity and junior debt investments in CLO vehicles unless, at the time of such acquisition, at least 70% of our total assets are “qualifying assets.” CLO vehicles that we invest in are typically very highly levered, and therefore, the junior debt and equity tranches that we invest in are subject to a higher degree of risk of total loss. As of December 31, 2021, the CLO vehicles in which we were invested had average leverage of 9.3 times and ranged from approximately 3.6 times to 12.9 times levered. In particular, investors in CLO vehicles indirectly bear risks of the underlying debt investments held by such CLO vehicles. We will generally have the right to receive payments only from the CLO vehicles, and will generally not have direct rights against the underlying borrowers or the entity that sponsored the CLO vehicle. While the CLO vehicles we have and continue to target generally enable the investor to acquire interests in a pool of leveraged corporate loans without the expenses associated with directly holding the same investments, we will generally indirectly pay a proportionate share of the CLO vehicles’ administrative and other expenses. Although it is difficult to predict whether the prices of indices and securities underlying CLO vehicles will rise or fall, these prices (and, therefore, the prices of the CLO vehicles) will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally. The failure by a CLO vehicle in which we invest to satisfy certain financial covenants, including as a result of the COVID-19 pandemic, and specifically those with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event that a CLO vehicle failed those tests, holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting CLO vehicle or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.

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

•        exclusion of our common stock from certain indices could reduce the ability of certain investment funds to own our common stock and put short-term selling pressure on our common stock;

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

Shares of BDCs have frequently traded at a market price that is less than the net asset value that is attributable to those shares. Our common stock traded below our net asset value per share during some periods from 2010 through March 2022. Our common stock could trade at a discount to net asset value at any time in the future. The possibility that our shares of common stock may trade at a discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. As a result of the COVID-19 pandemic, the stocks of BDCs as an industry, including shares of our common stock, have traded below net asset value, at or near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements.

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

Our ability to pay distributions might also be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K or incorporated herein by reference, including the COVID-19 pandemic. For example, if the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time, it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our stockholders. If we violate certain covenants under our existing or future credit facilities or other leverage, we may be limited in our ability to make distributions. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.

Due to the COVID-19 pandemic or other disruptions in the economy, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur U.S. federal excise tax in order preserve cash and maintain flexibility.

As a BDC, we are not required to make any distributions to shareholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code. In order to maintain our tax treatment as a RIC, we must distribute to shareholders for each taxable year at least 90% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to U.S. federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to shareholders. We will be subject to a 4% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

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

We may distribute taxable distributions that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the published guidance, distributions payable of a publicly offered RIC that are in cash or in shares of stock at the election of stockholders may be treated as taxable distributions. The Internal Revenue Service has a revenue procedure indicating that this rule will apply if the total amount of cash to be distributed is not less than 20% of the total distribution, which amount has temporarily been reduced to 10% for distributions on or after November 1, 2021, and on or before June 30, 2022. Under this revenue procedure, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of distributions paid in stock). In no event will any stockholder, electing to receive cash, receive less than the lesser of (a) the portion of the distribution such stockholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If we decide to make any distributions consistent with this revenue procedure that are payable in part in our stock, taxable stockholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain distribution) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. If a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on distributions, it may put downward pressure on the trading price of our stock. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. If a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on distributions, it may put downward pressure on the trading price of our stock.

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

GENERAL RISKS

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies are subject to regulation by laws at the local, state, and federal levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. For example, the current U.S. presidential administration could support an enhanced regulatory agenda that imposes greater costs on all sectors and on financial services companies in particular. Any such new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.

Changes to the laws and regulations governing our permitted investments may require a change to our investment strategy. Such changes could differ materially from our strategies and plans as set forth in this report and may shift our investment focus from the areas of expertise of Oxford Square Management. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment in us.

Government intervention in the credit markets could adversely affect our business.

The central banks and, in particular, the U.S. Federal Reserve, have taken unprecedented steps since the financial crises of 2008-2009 and again related to the COVID-19 global pandemic. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets. Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to what we would predict from an “economically rational” perspective.

On the other hand, recent governmental intervention could mean that the willingness of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, like those caused by the COVID-19 pandemic, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.

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

Certain of our service providers may be impacted by quarantines and similar measures being enacted by governments in response to COVID-19, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes).

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

Item 3. Legal Proceedings

We are not currently subject to any pending material legal proceedings. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

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

		Price Range		Premium or (Discount) of High Sales Price to NAV(2)	Premium or (Discount) of Low Sales Price to NAV(2)	Distributions Per Share(3)
	NAV(1)	High	Low
Fiscal 2021
Fourth Quarter	$4.92	$4.47	$3.79	(9.1)%	(23.0)%	$0.105
Third Quarter	$5.03	$5.00	$3.86	(0.6)%	(23.3)%	$0.105
Second Quarter	$4.91	$5.22	$4.56	6.3%	(7.1)%	$0.105
First Quarter	$4.88	$4.78	$3.05	(2.0)%	(37.5)%	$0.105
Fiscal 2020
Fourth Quarter	$4.55	$3.47	$2.36	(23.7)%	(48.1)%	$0.105
Third Quarter	$3.85	$3.00	$2.29	(22.1)%	(40.5)%	$0.105
Second Quarter	$3.54	$3.74	$2.10	5.6%	(40.7)%	$0.201
First Quarter	$3.32	$6.26	$2.04	88.6%	(38.6)%	$0.201

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

On March 1, 2022, the last reported sales price of our common stock was $4.11 per share. As of March 1, 2022, we had 141 stockholders of record.

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. Since 2008, our shares of common stock have traded both at a premium and a discount to the net assets attributable to those shares. As of March 1, 2022, our shares of common stock traded at a discount equal to approximately 16.5% of the net asset value per share as of December 31, 2021. It is not possible to predict whether the shares offered hereby will trade at, above, or below net asset value.

Distributions

We currently intend to distribute a minimum of 90% of our ordinary income and short-term capital gains (net of short-term capital losses), if any, on a quarterly basis to our stockholders, in accordance with our election to be treated, and intention to qualify annually, as a RIC under Subchapter M of the Code. For a more detailed discussion of the requirements under Subchapter M, please refer to the discussion in “Business — Certain U.S. Federal Income Tax Considerations” set forth above. In order to qualify as a RIC, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses to our stockholders on an annual basis.

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

Recent Sales of Unregistered Securities

We did not engage in unregistered sales of equity securities during the year ended December 31, 2021, however, we issued a total of 100,452 shares of common stock under our distribution reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value for the shares of common stock issued under the distribution reinvestment plan was approximately $0.4 million. Also, during the year ended December 31, 2021, as part of our distribution reinvestment plan for our common stockholders, our distribution reinvestment administrator purchased 23,202 shares of our common stock for approximately $0.1 million in the open market to satisfy the reinvestment portion of our distribution.

Issuer Purchases of Equity Securities

During the year ended December 31, 2021, no common stock was repurchased.

Performance Graph

The graph below compares the cumulative stockholder return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Financial 100, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period from December 31, 2016 through December 31, 2021. The graph assumes that, on December 31, 2016, a person invested $100 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Financial 100, which includes the 100 largest domestic and international financial organizations listed on the NASDAQ Stock Market based on market capitalization. The NASDAQ Financial 100 contains banks and savings institutions and related holding companies, insurance companies, broker-dealers, investment companies and financial services organizations.

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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—	%(1)
Offering expenses borne by our common stockholders (as a percentage of offering price)	—	%(2)
Distribution reinvestment plan expenses	None	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%
Annual expenses (as a percentage of net assets attributable to our common stock):
Base management fee	2.46	%(4)
Incentive fees payable under our investment advisory agreement	—	%(5)
Interest payments on borrowed funds	4.18	%(6)
Other expenses	1.52	%(7)
Total annual expenses	8.16	%(8)

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

(4)      Assumes gross assets (which equals the total assets on our Statements of Assets and Liabilities adjusted as described in this footnote) of $483.5 million and $189.7 million of leverage (including $64.4 million in aggregate principal of our 6.50% Unsecured Notes, $44.8 million in aggregate principal of our 6.25% Unsecured Notes, and $80.5 million in aggregate principal of our 5.50% Unsecured Notes in each case, as of December 31, 2021 and less any respective amortization of deferred issuance costs), and assumes net assets of $294.6 million (which has been adjusted to reflect the issuance of an additional $50.0 million of common stock). The above calculation presents our base management fee as a percentage of our net assets. Our base management fee under the Investment Advisory Agreement, however, is based on our gross assets, which is defined as all the assets of Oxford Square Capital Corp., including those acquired using borrowings for investment purposes. As a result, to the extent we use additional leverage, it would have the effect of increasing our base management fee as a percentage of our net assets. See Item 1. Business — Investment Advisory Agreement in this Annual Report on Form 10-K.

(5)      Assumes no annual incentive fees earned by Oxford Square Management. Oxford Square Management did not earn incentive fees during the year ended December 31, 2021 due to the Total Return Requirement described under Item 1. Business — Investment Advisory Agreement — Advisory Fee in this Annual Report on Form 10-K. In subsequent periods, incentive fees may be earned by Oxford Square Management if, and to the extent that, we earn greater interest income through our investments in portfolio companies and realize additional gains upon the sale of warrants or other equity investments in such companies. For a detailed discussion of the calculation of the incentive fees, see Item 1 — Business — Investment Advisory Agreement — Advisory Fee in this Annual Report on Form 10-K.

(6)      Assumes that we have $189.7 million of outstanding principal borrowings as of December 31, 2021. The calculation also assumes an effective interest rate of 7.00% (including amortization of deferred issuance costs) on the approximately $64.4 million of 6.50% Unsecured Notes outstanding as of December 31, 2021, an effective interest rate of 6.77% (including amortization of deferred issuance costs) on the approximately $44.8 million of 6.25% Unsecured Notes outstanding as of December 31, 2021, and an effective interest rate of 5.93% (including amortization of deferred issuance costs) on the approximately $80.5 million of 5.50% Unsecured Notes outstanding as of December 31, 2021. This table includes all of the commitment fees, interest expense and amortized financing costs of the 6.50% Unsecured Notes, 6.25% Unsecured Notes, and 5.50% Unsecured Notes, as well as the fees and expenses of issuing and servicing any other borrowings or leverage that the Company expects to incur during the 12 months following the filing of this Annual Report on Form 10-K. We may issue preferred stock, which may be considered a form of leverage, pursuant to the registration statement of which the prospectus forms a part, although we have no current plans to do so during the 12 months following the Annual Report on Form 10-K.

(7)      “Other expenses” is based on the actual expenses for the year ended December 31, 2021, and adjusted for any new and non-recurring expenses, such as the offering costs on an assumed issuance of an additional $50.0 million of common stock. These expenses include certain expenses allocated to the Company under the Investment Advisory Agreement, such as travel expenses incurred in connection with the investigation and monitoring of our investments. In the event of a debt restructuring or extinguishment, we may incur a loss comprised of deferred financing costs and note discount which may cause actual expenses to exceed those amounts projected in the table.

(8)      “Total annual expenses” is presented as a percentage of net assets attributable to common stockholders, because the holders of shares of our common stock (and not the holders of our debt securities or preferred stock, if any) bear all of our fees and expenses. The indirect expenses associated with the Company’s CLO equity investments are not included in the fee table presentation, but if such expenses were included in the fee table presentation then OXSQ’s total annual expenses would have been 17.15%.

Example

The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock, assuming (1) a 2.00% sales load (underwriting discounts and commissions) and offering expenses totaling 0.37%, (2) total net estimated annual expenses of 8.16% of average net assets attributable to our common stock as set forth in the table above and (3) a 5% annual return.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$102	$252	$392	$705

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

Item 6. [Reserved]

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

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•        an economic downturn, including as a result of the current COVID-19 pandemic, could impair our portfolio companies’ and CLO investments’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies and CLO investments;

•        the impact of the elimination of the London Interbank Offered Rate (“LIBOR”) and implementation of alternatives to LIBOR on our operating results;

•        a contraction of available credit and/or an inability to access the equity markets, including as a result of the current COVID-19 pandemic, could impair our lending and investment activities;

•        interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy;

•        the elevating levels of inflation and its impact on our investment activities and the industries in which we invest;

•        currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;

•        the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions and cybersecurity attacks; and

•        the risks, uncertainties and other factors we identify in Item 1A. — Risk Factors and elsewhere in this Annual Report on Form 10-K and in our filings with the SEC.

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

OVERVIEW

Our investment objective is to maximize our portfolio’s total return. Our primary focus is to seek an attractive risk-adjusted total return by investing primarily in corporate debt securities and in collateralized loan obligations (“CLO”), which are structured finance investments that own corporate debt securities. CLO investments may also include warehouse facilities, which are early-stage CLO vehicles intended to aggregate loans that may be used to form the basis of a traditional CLO vehicle. We operate as a closed-end, non-diversified management investment company and have elected to be regulated as a BDC under the 1940 Act. We have elected to be treated for tax purposes as a RIC, under the Code.

Our investment activities are managed by Oxford Square Management, LLC (“Oxford Square Management”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. Oxford Square Management is owned by Oxford Funds, LLC (“Oxford Funds”), its managing member, and a related party, Charles M. Royce, a member of our Board who holds a minority, non-controlling interest in Oxford Square Management. Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President, are the controlling members of Oxford Funds. Under an investment advisory agreement (the “Investment Advisory Agreement”), we have agreed to pay Oxford Square Management an annual Base Fee calculated on gross assets, and an incentive fee based upon our performance. Under an amended and restated administration agreement (the “Administration Agreement”), we have agreed to pay or reimburse Oxford Funds, as administrator, for certain expenses incurred in operating the Company. Our executive officers and directors, and the executive officers of Oxford Square Management and Oxford Funds, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders.

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of December 31, 2021, our debt investments had stated interest rates of between 3.85% and 10.50% and maturity dates of between 3 and 91 months. In addition, our total portfolio had a weighted average annualized yield on debt investments of approximately 7.70%.

The weighted average annualized yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average annualized yield was computed using the effective interest rates as of December 31, 2021, including accretion of original issue discount (“OID”) and excluding any debt investments on non-accrual status. There can be no assurance that the weighted average annualized yield will remain at its current level.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $420.8 million and $294.7 million as of December 31, 2021 and December 31, 2020, respectively. The increase in the value of investments during the year ended December 31, 2021 was due primarily to a net change in unrealized appreciation on our investment portfolio of approximately $38.5 million (which incorporates reductions to CLO equity cost value of $37.5 million), repayments of principal and sales of securities totaling approximately $39.5 million, partially offset by purchases of investments of approximately $178.9 million. Refer to the table below, which reconciles the investment portfolio for the year ended December 31, 2021 and the year ended December 31, 2020.

A reconciliation of the investment portfolio for the years ended December 31, 2021 and 2020 follows:

($ in millions)	December 31, 2021	December 31, 2020
Beginning investment portfolio	$294.7	$364.8
Portfolio investments acquired	178.9	93.8
Repayments of principal	(24.3)	(80.4)
Sales of securities	(15.2)	(54.2)
Reductions to CLO equity cost value(1)	(37.5)	(13.0)
Non-cash interest income due to PIK	—	0.3
Accretion of discounts on investments	0.7	1.4
Net change in unrealized appreciation/(depreciation) on investments	38.5	(9.8)
Net realized loss on investments	(15.0)	(8.2)
Ending investment portfolio	$420.8	$294.7

____________

(1)      For the year ended December 31, 2021, the reduction to cost value on our CLO equity investments of approximately $37.5 million represented the difference between distributions received, or entitled to be received, on our investments held in CLO equity subordinated notes and fee notes, for the year ended December 31, 2021, of approximately $55.8 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $18.3 million. For the year ended December 31, 2020, the reduction to cost value on our CLO equity investments of approximately $13.0 million represented the difference between distributions received, or entitled to be received, on our investments held in CLO equity subordinated notes and fee notes, for the year ended December 31, 2020, of approximately $28.4 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $15.4 million.

During the year ended December 31, 2021, we purchased approximately $178.9 million in portfolio investments, including additional investments of approximately $65.4 million in existing portfolio companies and approximately $113.5 million in new portfolio companies. During the year ended December 31, 2020, we purchased approximately $93.8 million in portfolio investments, including additional investments of approximately $22.1 million in existing portfolio companies and approximately $71.8 million in new portfolio companies.

In certain instances, we receive payments based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments of some of our investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

For the years ended December 31, 2021 and December 31, 2020, we had loan principal repayments of approximately $24.3 million and approximately $80.4 million, respectively. The repayments during the year ended December 31, 2021 were as follows ($ in millions):

Portfolio Company	2021 Repayments
Cambium Learning Group, Inc.	$14.5
Novetta, LLC	5.4
Convergint Technologies, LLC	1.5
Affinion Insurance Solutions, Inc. (f/k/a AIS Intermediate, LLC)	1.4
Net all others	1.5
Total repayments	$24.3

Portfolio activity also reflects sales of securities in the amounts of approximately $15.2 million and approximately $54.2 million for the years ended December 31, 2021 and 2020, respectively. The sales during the year ended December 31, 2021 were as follows ($ in millions):

Portfolio Company	2021 Sales
Verifone Systems, Inc.	$6.9
Octagon Investment Partners 37, Ltd.	3.0
Spectrum Holdings III Corp. (f/k/a KPEX Holdings, Inc.)	1.9
AMMC CLO XI, Ltd.	1.8
BMC Software, Inc. (f/k/a Boxer Parent Company Inc.)	1.5
Total sales(1)	$15.2

____________

(1)      Totals may not sum due to rounding.

As of December 31, 2021, we had investments in debt securities of, or loans to, 20 portfolio companies, with a fair value of approximately $264.5 million, and CLO equity investments of approximately $155.6 million. As of December 31, 2020, we had investments in debt securities of, or loans to, 16 portfolio companies, with a fair value of approximately $172.2 million, and equity investments of approximately $122.5 million. Our debt and preferred stock investments made during 2020 included approximately $0.3 million in PIK interest/dividends, which, as described in “— Overview” above, is added to the carrying value of our investments, reduced by repayments of principal.

The following table indicates the quarterly portfolio investment activity for the years ended December 31, 2021 and 2020:

($ in millions)	Purchases of Investments	Repayments of Principal	Sales of Investments	Reductions to CLO Equity Cost(1)
Quarter ended
December 31, 2021	$23.3	$1.6	$10.3	$7.4
September 30, 2021	23.1	5.7	—	8.6
June 30, 2021	99.5	0.6	3.0	15.5
March 31, 2021	32.9	16.4	1.8	6.0
Total(2)	$178.9	$24.3	$15.2	$37.5

December 31, 2020	$46.9	$51.1	$25.4	$6.4
September 30, 2020	18.3	0.6	8.3	2.0
June 30, 2020	21.3	16.7	9.5	2.6
March 31, 2020	7.4	12.0	11.1	2.0
Total(2)	$93.8	$80.4	$54.2	$13.0

____________

(1)      Represents reductions to CLO equity cost value (representing distributions received, or entitled to be received, in excess of effective yield interest income and amortized cost adjusted CLO fee note income).

(2)      Totals may not sum due to rounding.

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$264.5	62.8%	$172.2	58.4%
CLO Debt	—	0.0%	—	0.0%
CLO Equity	155.6	37.0%	122.5	41.6%
Equity and Other Investments	0.8	0.2%	—	0.0%
Total(1)	$420.8	100.0%	$294.7	100.0%

____________

(1)      Totals may not sum due to rounding.

Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2021 and 2020, we held qualifying assets that represented 64.1% and 63.3%, respectively, of the total assets. No additional non-qualifying assets were acquired during the periods, if any, when qualifying assets were less than 70% of the total assets.

The following table shows our portfolio of investments by industry at fair value, in millions, as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	($ in millions)		($ in millions)
Structured finance(1)	$155.6	36.9%	$122.5	41.6%
Business services	88.7	21.0%	60.4	20.5%
Healthcare	63.0	15.0%	41.7	14.1%
Software	50.9	12.1%	13.3	4.5%
Diversified insurance	25.9	6.2%	10.8	3.7%
Telecommunication services	15.8	3.8%	11.8	4.0%
Plastics Manufacturing	12.7	3.0%	7.0	2.4%
Utilities	7.5	1.8%	7.2	2.4%
IT consulting	0.8	0.2%	—	—%
Aerospace and defense	—	—%	5.4	1.8%
Education	—	—%	14.6	5.0%
Total(2)	$420.8	100.0%	$294.7	100.0%

____________

(1)      Reflects our equity investments in CLOs as of December 31, 2021 and December 31, 2020, respectively.

(2)      Totals may not sum due to rounding.

The following tables present the top ten industries (based upon Moody’s industry classifications) of the aggregate holdings of the CLOs included in our portfolio, based on par value, as of December 31, 2021 and December 31, 2020.

Top Ten Industries	December 31, 2021
Healthcare & Pharmaceuticals	9.9%
Banking, Finance, Insurance & Real Estate	9.7%
High Tech Industries	9.5%
Business Services	8.4%
Hotels, Gaming & Leisure	5.2%
Media: Broadcasting & Subscription	5.0%
Telecommunications	4.6%
Chemicals, Plastics & Rubber	4.1%
Beverage, Food & Tobacco	3.8%
Construction & Building	3.6%
Total	63.8%
Top Ten Industries	December 31, 2020
Banking, Finance, Insurance & Real Estate	9.5%
Healthcare & Pharmaceuticals	9.4%
High Tech Industries	8.7%
Business Services	8.5%
Media: Broadcasting & Subscription	5.8%
Hotels, Gaming & Leisure	5.6%
Telecommunications	5.0%
Chemicals, Plastics & Rubber	4.3%
Beverage, Food & Tobacco	3.7%
Construction & Building	3.3%
Total	63.8%

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. Equity securities are not graded. As of December 31, 2021 and 2020 our portfolio had a weighted average grade of 2.1 and 2.1, respectively, based upon the fair value of the debt investments in the portfolio.

At December 31, 2021 and 2020, our debt investment portfolio was graded as follows:

($ in millions)		December 31, 2021
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	256.3	86.1%	249.2	94.2%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	14.7	4.9%	13.9	5.3%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	26.9	9.0%	1.3	0.5%
	Total(1)	$297.8	100.0%	$264.5	100.0%

____________

(1)      Totals may not sum due to rounding.

($ in millions)		December 31, 2020
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	167.9	80.5%	156.1	90.7%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	14.3	6.8%	11.8	6.9%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	26.4	12.7%	4.2	2.5%
	Total(1)	$208.5	100.0%	$172.2	100.0%

____________

(1)      Totals may not sum due to rounding.

We expect that a portion of our investments will be in the Grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in Grade 3, 4 or 5 may fluctuate from year to year.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the years ended December 31, 2021 and 2020. For information regarding results of operations for the year ended December 31, 2019, refer to Part II Item 7 in our Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 22, 2021, which is incorporated by reference herein.

Investment Income

The following table sets forth the components of investment income for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Interest Income
Stated interest income	$16,142,294	$17,374,998
Original issue discount and market discount income	740,731	1,397,699
PIK interest income	-	271,034
Discount income derived from unscheduled remittances at par	557,204	1,208,324
Total interest income	17,440,229	20,252,055
Income from securitization vehicles and investments	18,691,631	15,014,000
Other income
Fee letters	405,010	369,231
Loan prepayment and bond call fees	300,000	200,000
All other fees	338,143	107,219
Total other income	1,043,153	676,450
Total investment income	$37,175,013	$35,942,505

The increase in total investment income for the year ended December 31, 2021 compared to the year ended December 31, 2020 was largely due to an increase of income from securitization vehicles and investments (approximately $3.7 million) resulting from higher weighted average effective yields in 2021 compared to 2020. That increase was partially offset by: decreased stated interest income due to lower average yields on senior secured loan investments; lower original issue discount and market discount income resulting from lower average discounts on our investments across our senior secured loan portfolio; and decreased discount income derived from unscheduled remittances at par.

The total principal outstanding on income producing debt investments as of December 31, 2021 and December 31, 2020 was approximately $297.8 million and $182.2 million, respectively. As of December 31, 2021, our debt investments had stated interest rates of between 3.85% and 10.50% and maturity dates of between 3 and 91 months. As of December 31, 2020, our debt investments had stated interest rates of between 3.90% and 10.25% and maturity dates of between 22 and 87 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 7.70% as of December 31, 2021, compared to a weighted average yield on debt investments of 8.03% as of December 31, 2020.

Operating Expenses

The following table sets forth the components of operating expenses for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Interest expense	$10,495,897	$7,878,906
Base Fee	6,287,173	4,525,034
Professional fees	1,910,390	1,545,279
Compensation expense	723,931	708,350
Director’s fees	490,500	441,500
Insurance	422,805	330,746
Transfer agent and custodian fees	222,581	206,686
General and administrative	521,541	591,512
Net Investment Income Incentive Fees	—	—
Total operating expenses	$21,074,818	$16,228,013

Total operating expenses for the year ended December 31, 2021 increased by approximately $4.8 million compared to the year ended December 31, 2020. The increase in 2021 is attributable primarily to higher interest expense and Base Fee.

Interest expense increased by approximately $2.6 million in 2021 compared to 2020. The increase in 2021 was a result of the additional interest expense paid in connection with the issuance of 5.50% Unsecured Notes on May 20, 2021. The aggregate accrued interest which remained payable as of December 31, 2021 and 2020 was approximately $1.2 million and $0.5 million, respectively.

The calculation of the Base Fee increased approximately $1.8 million in 2021 compared to 2020 due to higher average adjusted gross assets in 2021. The Base Fee which remained payable to Oxford Square Management as of December 31, 2021 and 2020 was approximately $1.7 million and $1.2 million, respectively.

Professional fees, largely consisting of legal, valuation, consulting, audit and tax fees increased by approximately $0.4 million in 2021 compared to 2020 primarily due to increased legal fees incurred during the year ended December 31, 2021.

Compensation expense reflects the allocation of compensation expenses for the services of our Chief Financial Officer, accounting personnel, and other administrative support staff. The increase in 2021 was largely the result of staffing changes during these periods. As of December 31, 2021 and 2020, no compensation expenses remained payable for each respective date.

General and administrative expenses consist primarily of listing fees, office supplies, facilities costs and other miscellaneous expenses, decreased by approximately $70,000 in 2021 compared to 2020. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

The calculation of the Net Investment Income Incentive Fee had no change in 2021 compared to 2020. There was no Net Investment Income Incentive Fee in 2021, nor in 2020, primarily as a result of the Net Investment Income Incentive Fee being reduced as the result of the Total Return Requirement. The Net Investment Income Incentive Fee is calculated and payable quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter exceeds (y) the “Preferred Return Amount” for the calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the Base Fee, expenses payable under the Administration Agreement with Oxford Funds, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Refer to “Note 7. Related Party Transactions” in the notes to our financial statements.

The expense attributable to the capital gains incentive fee, as reported under GAAP, is calculated as if the Company’s entire portfolio had been liquidated at period end, and therefore is calculated on the basis of net realized and unrealized gains and losses at the end of each period. That expense (or the reversal of such an expense) related to that hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the years ended December 31, 2021 and 2020, no accrual was required as a result of the impact of accumulated net unrealized depreciation and net realized losses on our portfolio.

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

Realized and Unrealized Gains/Losses on Investments

For the year ended December 31, 2021, we recognized net realized losses on investments of approximately $15.0 million, which primarily represents the extinguishment of a debt investment which was previously on non-accrual status.

For the year ended December 31, 2021, our net change in unrealized appreciation was approximately $38.5 million, composed of approximately $40.0 million in gross unrealized appreciation, approximately $20.4 million in gross unrealized depreciation and approximately $18.9 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $37.5 million resulting from reductions to the cost value of our CLO equity investments representing the difference between distributions received, or entitled to be received, on our investments held in CLO equity subordinated notes and fee notes, of approximately $55.8 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $18.3 million.

The components of the net change in unrealized appreciation/depreciation during the year ended December 31, 2021 were as follows ($ in millions):

Portfolio Company	Changes in unrealized appreciation/ (depreciation)
Imagine! Print Solutions, Inc.	$13.4
Sound Point CLO XVI, Ltd.	7.4
Vibrant CLO V, Ltd.	5.8
Global Tel Link Corp.	4.0
Telos CLO 2014-5, Ltd.	3.7
Cedar Funding II CLO, Ltd.	3.0
Zais CLO 6, Ltd.	2.1
Nassau 2019-I Ltd.	2.0
Carlyle Global Market Strategies CLO 2021-6, Ltd.	(2.4)
Premiere Global Services, Inc.	(14.6)
Net all other	13.9
Total(1)	$38.5

____________

(1)      Totals may not sum due to rounding.

For the year ended December 31, 2020, we recognized net realized losses on investments of approximately $8.2 million, which primarily represents the losses from the sale of several CLO equity investments.

For the year ended December 31, 2020, our net change in unrealized depreciation was approximately $9.8 million, composed of approximately $11.9 million in gross unrealized appreciation, approximately

$30.9 million in gross unrealized depreciation and approximately $9.2 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $13.0 million as a result of reductions to the cost value of our CLO equity investments representing the difference between distributions received, or entitled to be received, on our investments held in CLO equity subordinated notes and fee notes, of approximately $28.4 million and effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $15.4 million.

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

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the year ended December 31, 2021 was approximately $16.1 million, compared to $19.7 million for the year ended December 31, 2020. The change was primary the result of higher operating expenses, offset by an increase in investment income, as discussed above. For the year ended December 31, 2021, the net increase in net assets resulting from net investment income per common share was $0.32 (basic and diluted), compared to $0.40 (basic and diluted) for the year ended December 31, 2020, based on the weighted average common shares outstanding for the respective period.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations for the year ended December 31, 2021 was approximately $39.6 million, compared to a net increase of $1.7 million for year ended December 31, 2020. These changes were largely due to a net change in unrealized appreciation, as discussed above. For the year ended December 31, 2021, the net increase in net assets resulting from operations per common share was $0.80 (basic and diluted), compared to a net increase in net assets per common share of $0.03 (basic and diluted) for the year ended December 31, 2020, based on the weighted average common shares outstanding for the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2021, cash and cash equivalents decreased from approximately $59.1 million at the beginning of the period to approximately $9.0 million at the end of the period. Net cash used in operating activities for the year ended December 31, 2021, consisting primarily of the items described in “— Results of Operations,” was approximately $107.4 million, largely reflecting purchases of new investments of approximately $202.0 million, partially offset by repayments of principal of approximately $24.3 million and proceeds from the sale of investments of approximately $16.1 million. During the year ended December 31, 2021, net cash provided by financing activities was approximately $57.3 million, reflecting the proceeds from issuance of 5.50% Unsecured Notes of approximately $80.5 million, partially offset by payment of distributions of approximately $20.4 million.

Contractual Obligations

We have certain obligations with respect to the investment advisory and administration services we receive. Refer to “— Overview”. We incurred approximately $6.3 million for the Base Fee and approximately $500,000 for administrative services for the year ended December 31, 2021. There were no Net Investment Income Incentive Fees incurred during the year ended December 31, 2021. Refer to “Note 7. Related Party Transactions” in the notes to our financial statements.

A summary of our significant contractual payment obligations is as follows as of December 31, 2021. Refer to “Note 5. Borrowings” in the notes to our financial statements.

Contractual obligations (in millions)	Principal Amount	Payments Due by Period
		Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
6.50% Unsecured Notes	$64.4	$—	$64.4	$—	$—
6.25% Unsecured Notes	44.8	—	—	44.8	—
5.50% Unsecured Notes	80.5	—	—	—	80.5
	$189.7	$—	$64.4	$44.8	$80.5

Off-Balance Sheet Arrangements

On October 18, 2019, we entered into a $10 million repurchase transaction facility (the “Repo Facility”) with Nomura Securities International, Inc. (“Nomura”). Pursuant to the Master Repurchase Agreement (“MRA”) and a transaction facility confirmation, the Company may sell securities to Nomura from time to time with a corresponding repurchase obligation at an agreed-upon price 30 to 60 days after the sale date (“Reverse Repo”). The Repo Facility had a funding cost of 1-month LIBOR plus 2.05% per annum for each Reverse Repo transaction and was subject to a facility fee of 0.85% per annum on the full $10 million facility amount. The Company accounts for these Reverse Repo transactions as secured financings for financial reporting purposes in accordance with GAAP. As of December 31, 2021 and 2020, there was no outstanding principal, or securities sold under the Repo Facility, as the Repo Facility expired on October 18, 2020.

Share Issuance and Repurchase Programs

On August 1, 2019, we entered into an Equity Distribution Agreement with Ladenburg Thalmann & Co. through which we offered for sale, from time to time, up to $150.0 million of the Company’s common stock through an At-the-Market (“ATM”) offering. We did not sell any shares of common stock under the ATM program during the year ended December 31, 2021. During the year ended December 31, 2020, we sold approximately 1.1 million shares of common stock under the ATM program, which raised net proceeds of approximately $5.8 million.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% immediately after such borrowing. As of December 31, 2021, our asset coverage for borrowed amounts was approximately 227%. As of December 31, 2020, our asset coverage for borrowed amounts was approximately 304%.

The following are our outstanding principal amounts, carrying values and fair values of our borrowings as of December 31, 2021 and December 31, 2020. The fair value of the 6.50% Unsecured Notes, 6.25% Unsecured Notes and 5.50% Unsecured Notes are based upon the closing price on the last day of the period. The 6.50% Unsecured Notes, 6.25% Unsecured Notes and 5.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQL”,“OXSQZ” and “OXSQG”, respectively).

	As of
($ in millions)	December 31, 2021			December 31, 2020
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
6.50% Unsecured Notes	$64.4	$63.6	$65.1	$64.4	$63.3	$64.3
6.25% Unsecured Notes	44.8	43.8	45.5	44.8	43.5	45.1
5.50% Unsecured Notes	80.5	78.0	80.7	—	—	—
Total(1)	$189.7	$185.4	$191.3	$109.2	$106.9	$109.4

____________

(1)      Totals may not sum due to rounding.

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of December 31, 2021 were 6.02% and 4.6 years, respectively, and as of December 31, 2020 were 6.40% and 4.1 years, respectively. The aggregate accrued interest which remained payable as of December 31, 2021 and 2020, was approximately $1.2 million and $0.5 million, respectively.

The tables below summarize the components of interest expense for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
6.50% Unsecured Notes	$4,184.1	$324.7	$4,508.8
6.25% Unsecured Notes	2,799.4	233.2	3,032.6
5.50% Unsecured Notes	2,718.0	236.6	2,954.5
Total(1)	$9,701.5	$794.4	$10,495.9

____________

(1)      Totals may not sum due to rounding.

	Year Ended December 31, 2020
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
6.50% Unsecured Notes	$4,184.1	$325.6	$4,509.7
6.25% Unsecured Notes	2,799.4	233.8	3,033.2
Credit Facility	262.2	4.8	267.0
Repo Facility	68.9	—	68.9
Total(1)	$7,314.6	$564.2	$7,878.9

____________

(1)      Totals may not sum due to rounding.

Distributions

In order to qualify for tax treatment as a RIC, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses to our stockholders on an annual basis.

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

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is taxable ordinary income or capital gains. The final determination of the nature of our distributions can only be made upon the filing of our tax return. We have until October 15, 2022 to file our U.S. federal income tax return for the year ended December 31, 2021.

The following table reflects the cash distributions, including distributions reinvested, if any, per share that we have paid on our common stock since the beginning of the 2019 fiscal year through 2021:

Date Declared	Record Date	Payment Date	Total Distributions		GAAP net investment income			Distributions in excess of/ (less than) GAAP net investment income
Fiscal 2021
July 22, 2021	December 17, 2021	December 31, 2021	$0.035		$	N/A		$—
July 22, 2021	November 16, 2021	November 30, 2021	0.035			N/A		—
July 22, 2021	October 15, 2021	October 29, 2021	0.035			N/A		—
Total (Fourth Quarter 2021)			0.105			0.09		0.02

April 22, 2021	September 16, 2021	September 30, 2021	0.035			N/A		—
April 22, 2021	August 17, 2021	August 31, 2021	0.035			N/A		—
April 22, 2021	July 16, 2021	July 30, 2021	0.035			N/A		—
Total (Third Quarter 2021)			0.105			0.08		0.02

February 23, 2021	June 16, 2021	June 30, 2021	0.035			N/A		—
February 23, 2021	May 14, 2021	May 28, 2021	0.035			N/A		—
February 23, 2021	April 16, 2021	April 30, 2021	0.035			N/A		—
Total (Second Quarter 2021)			0.105			0.06		0.05

October 22, 2020	March 17, 2021	March 31, 2021	0.035			N/A		—
October 22, 2020	February 12, 2021	February 26, 2021	0.035			N/A		—
October 22, 2020	January 15, 2021	January 29, 2021	0.035			N/A		—
Total (First Quarter 2021)			0.105			0.10		—
Total (2021)			$0.420	(1)		$0.32	(5)	$0.10	(5)

Fiscal 2020
September 11, 2020	December 16, 2020	December 31, 2020	$0.035		$	N/A		$—
September 11, 2020	November 13, 2020	November 30, 2020	0.035			N/A		—
September 11, 2020	October 16, 2020	October 30, 2020	0.035			N/A		—
Total (Fourth Quarter 2020)			0.105			0.10		—

June 1, 2020	September 16, 2020	September 30, 2020	0.035			N/A		—
June 1, 2020	August 17, 2020	August 31, 2020	0.035			N/A		—
June 1, 2020	July 17, 2020	July 31, 2020	0.035			N/A		—
Total (Third Quarter 2020)			0.105			0.09		0.01

February 24, 2020	June 15, 2020	June 30, 2020	0.067			N/A		—
February 24, 2020	May 14, 2020	May 29, 2020	0.067			N/A		—
February 24, 2020	April 15, 2020	April 30, 2020	0.067			N/A		—
Total (Second Quarter 2020)			0.201			0.09		0.11

October 25, 2019	March 17, 2020	March 31, 2020	0.067			N/A		—
October 25, 2019	February 14, 2020	February 28, 2020	0.067			N/A		—
October 25, 2019	January 17, 2020	January 31, 2020	0.067			N/A		—
Total (First Quarter 2020)			0.201			0.13		0.07
Total (2020)			$0.612	(2)		$0.40	(5)	$0.21	(5)

Date Declared	Record Date	Payment Date	Total Distributions		GAAP net investment income			Distributions in excess of/ (less than) GAAP net investment income
Fiscal 2019(4)
July 25, 2019	December 18, 2019	December 31, 2019	$0.067		$	N/A		$—
July 25, 2019	November 15, 2019	November 29, 2019	0.067			N/A		—
July 25, 2019	October 21, 2019	October 31, 2019	0.067			N/A		—
Total (Fourth Quarter 2019)			0.201			0.18		0.02

April 23, 2019	September 23, 2019	September 30, 2019	0.067			N/A		—
April 23, 2019	August 23, 2019	August 30, 2019	0.067			N/A		—
April 23, 2019	July 24, 2019	July 31, 2019	0.067			N/A		—
Total (Third Quarter 2019)			0.201			0.19		0.01

February 22, 2019	June 21, 2019	June 28, 2019	0.067			N/A		—
February 22, 2019	May 24, 2019	May 31, 2019	0.067			N/A		—
February 22, 2019	April 23, 2019	April 30, 2019	0.067			N/A		—
Total (Second Quarter 2019)			0.201			0.27		(0.07)

February 22, 2019	March 15, 2019	March 29, 2019	0.200			0.18		0.02
Total (First Quarter 2019)			0.200			0.18		0.02
Total (2019)			$0.803	(3)		$0.81	(5)	$(0.01	)(5)

____________

(1)      The tax characterization of cash distributions for the year ended December 31, 2021 will not be known until the tax return for such year is finalized. For the year ended December 31, 2021, the amounts and sources of distributions reported are only estimates and are not being provided for U.S. tax reporting purposes. The final determination of the source of all distributions in 2021 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

(2)      Cash distributions for the year ended December 31, 2020 include a tax return of capital of approximately $0.38 per share.

(3)      Cash distributions for the year ended December 31, 2019 include a tax return of capital of approximately $0.11 per share for tax purposes.

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

•        Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, at Oxford Gate Management, LLC, the investment adviser to the Oxford Gate Funds and Oxford Bridge II, LLC. Oxford Funds is the managing member of Oxford Gate Management, LLC. In addition, Bruce L. Rubin serves as the Chief Financial Officer and Secretary, and Gerald Cummins serves as the Chief Compliance Officer, respectively, of Oxford Gate Management, LLC.

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

As a result, certain conflicts of interest may arise with respect to the management of our portfolio by Messrs. Cohen and Rosenthal on the one hand, and the obligations of Messrs. Cohen and Rosenthal to manage Oxford Lane Capital Corp., Oxford Bridge II, LLC and the Oxford Gate Funds, respectively, on the other hand.

Oxford Square Management, Oxford Lane Management, LLC and Oxford Gate Management, LLC are subject to a written policy with respect to the allocation of investment opportunities among the Company, Oxford Lane Capital Corp., Oxford Bridge II, LLC and the Oxford Gate Funds. Where investments are suitable for more than one entity, the allocation policy generally provides that, depending on size and subject to current and anticipated cash availability, the absolute size of the investment as well as its relative size compared to the total assets of each entity, current and anticipated weighted average costs of capital, among other factors, an investment amount will be determined by the adviser to each entity. If the investment opportunity is sufficient for each entity to receive its investment amount, then each entity receives the investment amount; otherwise, the investment amount is reduced pro rata. On June 14, 2017, the Securities and Exchange Commission issued an order permitting the Company and certain of its affiliates to complete negotiated co-investment transactions in portfolio companies, subject to certain conditions (the “Order”). Subject to satisfaction of certain conditions to the Order, the Company and certain of its affiliates are now permitted, together with any future BDCs, registered closed-end funds and certain private funds, each of whose investment adviser is the Company’s investment adviser or an investment adviser controlling, controlled by, or under common control with the Company’s investment adviser, to co-invest in negotiated investment opportunities where doing so would otherwise be prohibited under the 1940 Act, providing the Company’s stockholders with access to a broader array of investment opportunities. Pursuant to the Order, we are permitted to co-invest in such investment opportunities with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.

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

We have also adopted a Code of Business Conduct and Ethics which applies to our senior officers, including our Chief Executive Officer and Chief Financial Officer, as well as all of our officers, directors and employees. Our Code of Business Conduct and Ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Pursuant to our Code of Business Conduct and Ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict. Our Audit Committee is charged with approving any waivers under our Code of Business Conduct and Ethics. As required by the NASDAQ Global Select Market corporate governance listing standards, the Audit Committee of our Board is also required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

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

Investment Valuation

We fair value our investment portfolio in accordance with the provisions of ASC 820, Fair Value Measurement and Disclosure (“ASC 820”). Estimates made in the preparation of our financial statements include the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. We believe that there is no single definitive method for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. We consider the attributes of current market conditions on an on-going basis and have determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, substantially all of our fair valued investments are measured based upon Level 3 inputs as of December 31, 2021 and 2020.

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

Good Faith Determinations of Fair Value (“Rule 2a-5”) under the 1940 Act was adopted by the SEC in December 2020 and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company is evaluating the impact of adopting Rule 2a-5 on the financial statements and intends to comply with the new rule’s requirements on or before the compliance date in September 2022.

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

Refer to “Note 3. Fair Value” in the notes to our financial statements for more information on investment valuation and our portfolio of investments.

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

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. We generally restore non-accrual loans to accrual status when past due principal and interest is paid and, in our judgment, is likely to remain current. As of December 31, 2021 and 2020, we had three and two debt investments that were on non-accrual status, respectively.

Interest income also includes a payment-in-kind (“PIK”) component on certain investments in our portfolio. Refer to the section below, “Payment-In-Kind,” for a description of PIK income and its impact on interest income.

Payment-In-Kind

We have debt and preferred stock investments in our portfolio that contain contractual PIK provisions. PIK interest and preferred stock dividends are computed at their contractual rates and are accrued into income and added to the principal balances on the capitalization dates. Upon capitalization, the PIK portions of the investments are valued at their respective fair values. If we believe that a PIK is not fully expected to be realized, the PIK investment would be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends would be reversed from the related receivable through interest or dividend income, respectively. PIK investments on non-accrual status are restored to accrual status once it becomes probable that such PIK will be ultimately collectible in cash. For the years ended December 31, 2021 and 2020, no PIK preferred stock dividends were recognized as dividend income. For the year ended December 31, 2021, no PIK interest was recognized as interest income. For the year ended December 31, 2020, approximately $0.3 million of PIK interest was recognized as interest income.

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

We also record income on our investments in certain securitization vehicles (or “CLO warehouse facilities”) based on a stated rate per the underlying note purchase agreement or, if there is no stated rate, then an estimated rate is calculated using a base case model projecting the timing of the ramp-up of the CLO warehouse facility. As of December 31, 2021 and 2020, we had no investments in CLO warehouse facilities.

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

Recently Issued Accounting Standards

See “Note 15. Recent Accounting Pronouncements” to our financial statements for a description of recent accounting pronouncements, including the impact on our financial statements.

RECENT DEVELOPMENTS

On March 1, 2022, the Board of Directors approved the Fourth Amended and Restated Bylaws (the “Fourth Amended and Restated Bylaws”), to be effective as of March 1, 2022. The Fourth Amended and Restated Bylaws (i) provide that a plurality of all the votes cast at a meeting of our stockholders duly called and at which a quorum is present will be sufficient to elect a director to the Board of Directors and (ii) removes the provision that requires incumbent directors that are not re-elected to tender their resignation to the Board of Directors. All of the other provisions of our bylaws shall remain in full force and effect.

The following distributions payable to stockholders are shown below:

Date Declared	Record Dates	Payable Dates	Per Share Distribution Amount Declared
October 22, 2021	January 17, 2022	January 31, 2022	$0.035
October 22, 2021	February 14, 2022	February 28, 2022	$0.035
October 22, 2021	March 17, 2022	March 31, 2022	$0.035
March 1, 2022	April 15, 2022	April 29, 2022	$0.035
March 1, 2022	May 17, 2022	May 31, 2022	$0.035
March 1, 2022	June 16, 2022	June 30, 2022	$0.035

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2021, all debt investments in our portfolio were at variable interest rates, representing approximately $297.8 million in principal debt. As of December 31, 2021, all except three of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain interest rate floors.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings) and (ii) the overnight and 1, 3, 6 and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA’s proposed new powers that the UK government is legislating to grant to them.

Based on our Statements of Assets and Liabilities as of December 31, 2021, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates for our settled investments (considering interest rate floors for floating rate instruments), excluding CLO equity investments. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2021. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2021, and are only adjusted for assumed changes in the underlying base interest rates. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

Hypothetical Change in LIBOR	Estimated Percentage change in Investment Income
Up 300 basis points	18.2%
Up 200 basis points	11.5%
Up 100 basis points	4.9%
Down 25 basis points	(0.4)%
Down 50 basis points	(0.5)%

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Oxford Square Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Oxford Square Capital Corp. (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2021 and 2020 by correspondence with the custodian and agent banks. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Syndicated Loan (Including Senior Secured Notes) and CLO Equity Level 3 Investments

As described in Notes 2 and 3 to the financial statements, the Company’s fair value of syndicated loans (comprised of senior secured notes) and CLO equity investments was $264.5 million and $155.6 million, respectively as of December 31, 2021. Management applies judgment to the specific facts and circumstances of each level 3 investment when determining fair value, which involves the use of significant unobservable inputs with respect to (i) for syndicated loan investments: non-binding indicative bids received from agent banks, discount rates derived from estimated credit spreads, EBITDA multiples, and recent trading activity, and (ii) for CLO equity investments: indicative prices provided by a recognized industry pricing service, and the implied yield of such prices, supplemented by actual trades executed in the market at or around period-end, as well as indicative prices provided by brokers who arrange the transactions. For syndicated loan investments, when determining fair value, management also analyzes each syndicated loan by reviewing the portfolio company’s financial statements, covenant compliance and other business developments. Additionally, for syndicated loans that have certain attributes as discussed in Note 2, management uses a third-party valuation firm. For CLO equity investments, management considers, among other factors, operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults in determining fair value.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the valuation of syndicated loan and CLO equity level 3 investments, including controls over management’s methods, significant unobservable inputs, and data. These procedures also included, among others (i) developing an independent fair value estimate by obtaining independent pricing from third-party vendors, when available, and comparing management’s estimate to the independent estimate to evaluate the reasonableness of management’s estimate, and/or (ii) for a sample of investments, professionals with specialized skill and knowledge were used to assist in developing an independent range of prices using available market inputs, independently constructed models and independently determined significant unobservable inputs, and comparing management’s estimate to the independent range of prices to evaluate the reasonableness of management’s estimate. Developing an independent range of prices involved testing the completeness and accuracy of data provided by management.

Income from Securitization Vehicles and Investments

As described in Notes 2 and 8 to the financial statements, the Company recorded income from securitization vehicles and investments of $18.7 million for the year ended December 31, 2021. The Company’s income from investments in the equity class securities of CLO vehicles (typically income notes or subordinated notes) is recorded using the effective yield method based upon estimated cash flow, amounts and timing, including those CLO equity investments that have not made their inaugural distribution for the relevant period end.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the recognition of income from securitization vehicles and investments, including controls over management’s methods, significant assumptions, and data. These procedures also included, among others (i) developing an independent estimate of income from securitization vehicles and investments for a sample of securities; (ii) comparing the independent estimate to management’s estimate to assess the reasonableness of management’s estimate; and (iii) testing the completeness and accuracy of data provided by management. Professionals with specialized skill and knowledge were used to assist in independently developing a range of effective yields using independently developed significant assumptions for cash flow amounts and timing, based on available market inputs, current information, and events.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 4, 2022

We have served as the Company’s auditor since 2003.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2021	December 31, 2020
ASSETS
Non-affiliated/non-control investments (cost: $495,212,632 and $407,547,351, respectively)	$420,038,717	$294,674,000
Affiliated investments (cost: $16,836,822 and $16,836,822, respectively)	772,491	—
Cash and cash equivalents	9,015,700	59,137,284
Interest and distributions receivable	3,064,477	2,299,259
Securities sold not settled	—	950,000
Other assets	615,109	597,238
Total assets	$433,506,494	$357,657,781
LIABILITIES
Notes payable – 6.50% Unsecured Notes, net of deferred issuance costs of $730,361 and $1,055,065, respectively	$63,639,864	$63,315,160
Notes payable – 6.25% Unsecured Notes, net of deferred issuance costs of $1,009,924 and $1,243,082, respectively	43,780,826	43,547,668
Notes payable – 5.50% Unsecured Notes, net of deferred issuance costs of $2,539,305 and $0, respectively	77,960,695	—
Securities purchased not settled	—	23,156,556
Base Fee and Net Investment Income Incentive Fee payable to affiliate	1,688,712	1,159,703
Accrued interest payable	1,216,109	478,191
Accrued expenses	625,163	573,977
Total liabilities	188,911,369	132,231,255
COMMITMENTS AND CONTINGENCIES (Note 9)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized; 49,690,059 and 49,589,607 shares issued and outstanding, respectively	496,900	495,895
Capital in excess of par value	434,462,322	452,650,210
Total distributable earnings/(accumulated losses)	(190,364,097)	(227,719,579)
Total net assets	244,595,125	225,426,526
Total liabilities and net assets	$433,506,494	$357,657,781
Net asset value per common share	$4.92	$4.55

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS
December 31, 2021

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes
Business Services
Access CIG, LLC
second lien senior secured notes, 7.84% (LIBOR + 7.75%), (0.00% floor) due February 27, 2026(4)(5)(14)(15)	February 14, 2018	$16,754,000	$16,818,779	$16,696,366

ConvergeOne Holdings, Inc.
first lien senior secured notes, 5.10% (LIBOR + 5.00%), (0.00% floor) due January 4, 2026(4)(5)(6)(14)(15)	June 4, 2021	5,349,653	5,294,704	5,230,142
second lien senior secured notes, 8.60% (LIBOR + 8.50%), (0.00% floor) due January 4, 2027(4)(5)(14)(15)	June 3, 2021	15,000,000	14,370,373	14,400,000

Convergint Technologies, LLC
second lien senior secured notes, 7.50% (LIBOR + 6.75%), (0.75% floor) due March 29, 2029(4)(5)(15)	March 18, 2021	11,000,000	10,948,877	11,027,500

OMNIA Partners, Inc.
second lien senior secured notes, 7.72% (LIBOR + 7.50%), (0.00% floor) due May 22, 2026(4)(5)(6)(14)(16)	May 17, 2018	13,813,403	13,770,324	13,744,336

Premiere Global Services, Inc.
first lien senior secured notes, 8.75% (Prime Rate + 5.50%) due June 8, 2023(4)(5)(17)(29)	October 1, 2019	11,821,914	11,469,896	—
replacement revolver, 8.75% (Prime Rate + 5.50%) due March 31, 2022(4)(5)(17)(28)(29)	October 1, 2019	2,452,012	2,378,999	1,324,086
second lien senior secured notes, 0.50% Cash, 10.00% PIK (LIBOR + 9.00%) (1.00% floor) due June 6, 2024(3)(4)(5)(10)(17)	October 1, 2019	12,581,734	9,817,795	—

RSA Security, LLC
second lien senior secured notes, 8.50% (LIBOR + 7.75%), (0.75% floor) due April 27, 2029(4)(5)(14)(16)	April 16,2021	15,000,000	14,747,914	13,774,950

Verifone Systems, Inc.
first lien senior secured notes, 4.18% (LIBOR + 4.00%), (0.00% floor) due August 20, 2025(4)(5)(6)(14)(16)	June 17, 2020	12,698,474	12,092,596	12,507,997
Total Business Services			$111,710,257	$88,705,377	36.3%

Diversified Insurance
Affinion Insurance Solutions, Inc. (f/k/a AIS Intermediate, LLC)
first lien senior secured notes, 5.13% (LIBOR + 5.00%), (0.00% floor) due August 15, 2025(4)(5)(6)(14)(16)	January 7, 2021	$15,209,069	$14,799,137	$14,904,888

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2021

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
AmeriLife Group LLC
second lien senior secured notes, 9.50% (LIBOR + 8.50%), (1.00% floor) due March 20, 2028(4)(5)(16)	March 18, 2020	$11,000,000	$10,814,660	$11,000,000
Total Diversified Insurance			$25,613,797	$25,904,888	10.6%

Healthcare
Careismatic Brands, Inc. (f/k/a New Trojan Parent, Inc.)
second lien senior secured notes, 7.75% (LIBOR + 7.25%), (0.50% floor) due January 5, 2029(4)(5)(16)	January 22, 2021	$12,000,000	$11,937,974	$11,880,000

HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)
first lien senior secured notes, 4.60% (LIBOR + 4.50%), (0.00% floor) due April 3, 2025(4)(5)(6)(14)(15)	October 31, 2018	19,223,362	18,857,030	17,493,259

Keystone Acquisition Corp.
first lien senior secured notes, 6.25% (LIBOR + 5.25%), (1.00% floor) due May 1, 2024(4)(5)(6)(14)(15)	May 10, 2017	7,305,279	7,291,908	7,232,226
second lien senior secured notes, 10.25% (LIBOR + 9.25%), (1.00% floor) due May 1, 2025(4)(5)(14)(15)	May 10, 2017	13,000,000	12,914,004	12,480,000

Viant Medical Holdings, Inc.
first lien senior secured notes, 3.85% (LIBOR + 3.75%), (0.00% floor) due July 2, 2025(4)(5)(6)(14)(15)	June 26, 2018	9,675,000	9,673,178	9,142,875
second lien senior secured notes, 7.85% (LIBOR + 7.75%), (0.00% floor) due July 2, 2026(4)(5)(14)(15)	June 26, 2018	5,000,000	4,966,563	4,747,500
Total Healthcare			$65,640,657	$62,975,860	25.7%

Plastics Manufacturing
Spectrum Holdings III Corp. (f/k/a KPEX Holdings, Inc.)
first lien senior secured notes, 4.25% (LIBOR + 3.25%), (1.00% floor) due January 31, 2025(4)(5)(6)(10)(14)	June 24, 2020	$12,971,109	$12,301,815	$12,659,024
Total Plastics Manufacturing			$12,301,815	$12,659,024	5.2%

Software
Aspect Software, Inc.
first lien senior secured notes, 6.00% (LIBOR + 5.25%), (0.75% floor) due May 8, 2028(4)(5)(6)(14)(16)	May 18, 2021	$7,960,000	$7,837,526	$7,800,800
second lien senior secured notes, 9.75% (LIBOR + 9.00%), (0.75% floor) due May 7, 2029(4)(5)(14)(16)	May 3, 2021	7,000,000	6,798,492	6,877,500

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2021

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
Help/Systems Holdings, Inc.
second lien senior secured notes, 7.50% (LIBOR + 6.75%), (0.75% floor) due November 19, 2027(4)(5)(16)	October 14, 2021	$8,000,000	$8,011,787	$7,973,360

Magenta Buyer LLC (f/k/a McAfee Enterprise)
second lien senior secured notes, 9.00% (LIBOR + 8.25%), (0.75% floor) due July 27, 2029(4)(5)(16)	October 20, 2021	10,000,000	9,937,500	9,909,400

Quest Software, Inc.
first lien senior secured notes, 4.38% (LIBOR + 4.25%), (0.00% floor) due May 16, 2025(4)(5)(6)(14)(16)	August 17, 2021	4,987,147	4,987,147	4,977,821
second lien senior secured notes, 8.38% (LIBOR + 8.25%), (0.00% floor) due May 18, 2026(4)(5)(14)(16)	May 17, 2018	13,353,672	13,244,239	13,325,896
Total Software			$50,816,691	$50,864,777	20.8%

Telecommunications Services
Global Tel Link Corp.
second lien senior secured notes, 8.35% (LIBOR + 8.25%), (0.00% floor) due November 29, 2026(4)(5)(14)(15)	November 20, 2018	$17,000,000	$16,786,527	$15,810,000
Total Telecommunication Services			$16,786,527	$15,810,000	6.5%

Utilities
CLEAResult Consulting, Inc.
second lien senior secured notes, 7.35% (LIBOR + 7.25%), (0.00% floor) due August 10, 2026(4)(5)(15)	August 3, 2018	$7,650,000	$7,664,823	$7,535,250
Total Utilities			$7,664,823	$7,535,250	3.1%
Total Senior Secured Notes			$290,534,567	$264,455,176	108.1%

Collateralized Loan Obligation – Equity Investments
Structured Finance
Atlas Senior Loan Fund XI, Ltd.
CLO subordinated notes, estimated yield 5.65% due July 26, 2031(9)(11)(12)(18)(24)	April 5, 2019	$5,725,000	$3,520,119	$2,519,000

Babson CLO Ltd. 2015-I
CLO subordinated notes, estimated yield 16.59% due January 21, 2031(9)(11)(12)(18)	July 26, 2018	8,512,727	3,105,278	2,894,327

BlueMountain CLO 2014-2 Ltd.
CLO subordinated notes, estimated yield 6.80% due October 20, 2030(9)(11)(12)(18)	April 3, 2019	6,374,000	2,456,332	1,912,200

Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 18, 2029(9)(11)(12)(18)(24)	March 19, 2013	6,250,000	893,030	362,500

Carlyle Global Market Strategies CLO 2021-6, Ltd.
CLO subordinated notes, estimated yield 15.69% due July 17, 2034(9)(11)(12)(14)(18)	June 30, 2021	44,600,000	36,247,915	33,896,000

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2021

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 11.40% due April 20, 2034(9)(11)(12)(18)	October 23, 2013	$18,000,000	$11,676,216	$10,260,000

Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 12.33% due April 20, 2034(9)(11)(12)(18)	May 15, 2017	7,700,000	7,009,789	6,391,000

CIFC Funding 2014-3, Ltd.
CLO subordinated notes, estimated yield 4.63% due October 22, 2031(9)(11)(12)(18)(24)	January 24, 2017	10,000,000	4,850,026	3,700,000

Dryden 43 Senior Loan Fund
CLO subordinated notes, estimated yield 16.53% due April 20, 2034(9)(11)(12)(18)	June 1, 2021	10,000,000	6,859,319	6,700,000

Madison Park Funding XVIII, Ltd.
CLO subordinated notes, estimated yield 33.51% due October 21, 2030(9)(11)(12)(18)(24)	May 22, 2020	12,500,000	5,250,699	7,250,000

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 13.93% due January 22, 2028(9)(11)(12)(18)(24)	May 11, 2016	5,422,500	3,613,896	3,416,175

Nassau 2019-I Ltd.
CLO subordinated notes, estimated yield 10.07% due April 15, 2031(9)(11)(12)(18)	April 11, 2019	23,500,000	15,446,642	11,515,000

Octagon Investment Partners 45, Ltd.
CLO subordinated notes, estimated yield 36.89% due October 15, 2032(9)(11)(12)(18)	May 13, 2020	3,750,000	2,358,736	3,377,590

Octagon Investment Partners 49, Ltd.
CLO subordinated notes, estimated yield 15.28% due January 18, 2033(9)(11)(12)(14)(18)	December 11, 2020	28,875,000	21,171,591	21,152,987

Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 25, 2030(9)(11)(12)(14)(18)	August 1, 2018	45,500,000	29,498,848	19,110,000

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 17, 2026(9)(11)(12)(18)(24)	January 25, 2013	14,447,790	6,237,524	1,256,958

Telos CLO 2013-4, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 17, 2030(9)(11)(12)(18)(24)	May 20, 2015	11,350,000	5,860,520	1,974,793

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 17, 2028(9)(11)(12)(18)	April 11, 2014	28,500,000	18,179,226	3,990,000

THL Credit Wind River 2012-1 CLO, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 15, 2026(9)(11)(12)(18)	June 11, 2015	7,500,000	2,904,463	22,500

Venture XVII, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(24)	January 27, 2017	6,200,000	2,701,926	952,250

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2021

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT/Shares	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Venture XX, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(24)	July 27, 2018	$3,000,000	$1,145,750	$690,000

Venture 35 CLO, Limited
CLO subordinated notes, estimated yield 17.90% due October 22, 2031(9)(11)(12)(18)	December 7, 2020	5,000,000	2,422,726	2,600,000

Venture 39 CLO, Limited
CLO subordinated notes, estimated yield 20.76% due April 15, 2033(9)(11)(12)(18)	May 8, 2020	5,150,000	3,016,229	3,914,000

West CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 18, 2026(9)(11)(12)(18)(24)	May 12, 2017	9,250,000	1,359,343	231,250

Westcott Park CLO, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 20, 2028(9)(11)(12)(18)	September 16, 2020	19,000,000	—	665,000

Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 15, 2029(9)(11)(12)(18)	May 3, 2017	10,500,000	6,391,137	3,045,000

CLO Equity Side Letter Related Investments(11)(12)(13)(25)(26)			500,785	1,785,011
Total Structured Finance			$204,678,065	$155,583,541	63.6%
Total Collateralized Loan Obligation – Equity Investments			$204,678,065	$155,583,541	63.6%

Common Stock
IT Consulting
Unitek Global Services, Inc.
Common equity(7)(27)	January 13, 2015	1,244,188	$684,960	$—
Total IT Consulting			$684,960	$—	0.0%
Total Common Stock			$684,960	$—	0.0%

Preferred Stock
IT Consulting
Unitek Global Services, Inc.
Series B Preferred Stock(3) (17) (21) (27)	June 26, 2019	14,387,303	$9,002,159	$—
Series B Senior Preferred Stock(3) (17) (22) (27)	June 26, 2019	6,922,278	4,535,443	—
Series B Super Senior Preferred Stock(3) (17) (23) (27)	June 26, 2019	3,862,453	2,614,260	772,491
Total IT Consulting			$16,151,862	$772,491	0.3%
Total Preferred Equity			$16,151,862	$772,491	0.3%

Total Investments in Securities(8)			$512,049,454	$420,811,208	172.0%

Cash Equivalents
First American Government Obligations Fund(19)			$8,398,154	$8,398,154
Total Cash Equivalents			$8,398,154	$8,398,154	3.4%
Total Investments in Securities and Cash Equivalents			$520,447,608	$429,209,362	175.4%

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

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2021

(3)      As of December 31, 2021, the portfolio includes $12,581,734 principal amount of debt investments and 25,172,034 shares of preferred stock investments which contain a PIK provision.

(4)      Notes bear interest at variable rates and are subject to an interest rate floor where disclosed. The rate disclosed is as of December 31, 2021.

(5)      Cost value reflects accretion of original issue discount or market discount, or amortization of premium.

(6)      Cost value reflects repayment of principal.

(7)      Non-income producing at the relevant period end.

(8)      Aggregate gross unrealized appreciation for U.S. federal income tax purposes is $8,904,045; aggregate gross unrealized depreciation for U.S. federal income tax purposes is $115,478,576. Net unrealized depreciation is $106,574,531 based upon an estimated tax cost basis of $527,385,739 as of December 31, 2021.

(9)      Cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO equity investments.

(10)    The principal balance outstanding for this debt investment, in whole or in part, is indexed to 180-day LIBOR.

(11)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2021, the Company held qualifying assets that represented 64.1% of its total assets.

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

(17)    As of December 31, 2021, this debt or preferred equity investment was on non-accrual status. The aggregate fair value of these investments was approximately $2.1 million.

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

(19)    Represents cash equivalents held in money market accounts as of December 31, 2021.

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

(24)    The investment is co-invested with the Company’s affiliates. See “Note 7. Related Party Transactions.”

(25)    The CLO equity side letter related investments have acquisition dates from October 2013 through December 2021.

(26)    Cost value reflects amortization.

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2021

(27)    These investments are deemed to be an “affiliate,” as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned between 5% and 25% of its voting securities. The Company does not “control” any of its portfolio companies. Fair value as of December 31, 2020 and December 31, 2021 along with transactions during the year ended December 31, 2021 in the Company’s affiliated investment are as follows:

Name of Issuer	Title of Issue	Amount of Interest or Dividends Credited to Income (a)	Fair Value as of December 31, 2020	Gross Additions (b)	Gross Reductions (c)	Net Change in Unrealized Depreciation	Fair Value as of December 31, 2021
AFFILIATED INVESTMENT:
Unitek Global Systems, Inc	Common Stock	$—	$—	$—	$—	$—	$—
	Series B Preferred Stock	—	—	—	—	—	—
	Series B Senior Preferred Stock	—	—	—	—	—	—
	Series B Super Senior Preferred Stock	—	—	—	—	772,491	772,491
Total Affiliated Investment		—	—	—	—	772,491	772,491
Total Control Investment		—	—	—	—	—	—
TOTAL CONTROL AND AFFILIATED INVESTMENTS		$—	$—	$—	$—	$772,491	$772,491

____________

(a)       Represents the total amount of interest or distributions credited to income for the portion of the year an investment was an affiliate investment. During the year ended December 31, 2021, these securities were on non-accrual status, due to declining performance.

(b)       Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees. For the year ended December 31, 2021, a total of approximately $3.6 million of paid-in-kind dividends were entitled to be received yet deemed uncollectible.

(c)       Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs.

(28)    As part of a restructuring completed on September 17, 2021, a portion of the Company’s investment in the first lien senior secured notes of Premiere Global Services, Inc. was converted into a like amount of a new revolving credit facility (the “Replacement Revolver”). On December 7, 2021 the maturity date of the Replacement Revolver was amended from December 7, 2021 to March 31, 2022, compared to the maturity date of first lien senior secured notes of June 8, 2023. The cost basis of the Replacement Revolver was established by allocating a portion of the cost basis from the first lien senior secured notes pro-rata based on the amount of principal that was converted from the first lien senior secured notes to the Replacement Revolver. The Replacement Revolver has no unfunded commitment and is on non-accrual status as of December 31, 2021.

(29)    Note bears interest at 5.50%, plus the greater of: the Wall Street Journal quoted Prime Rate, Federal Funds effective rate plus 1.00%, or the one-month reserve adjusted Eurodollar Base Rate plus 1.00%. The rate disclosed is as of December 31, 2021.

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

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

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2020

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments
Structured Finance
AMMC CLO XI, Ltd.
CLO subordinated notes, estimated yield 11.32% due April 30, 2031(9)(11)(12)(18)(24)	March 12, 2015	$4,000,000	$2,539,582	$1,940,000

Atlas Senior Loan Fund XI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 26, 2031 (9) (11) (12) (18) (24)	April 5, 2019	5,725,000	4,141,149	2,633,500

Babson CLO Ltd. 2015-I
CLO subordinated notes, estimated yield 0.29% due January 20, 2031(9)(11)(12)(18)	July 26, 2018	2,840,000	1,653,709	994,000

BlueMountain CLO 2014-2 Ltd.
CLO subordinated notes, estimated yield 13.38% due October 20, 2030(9)(11)(12)(18)	April 3, 2019	6,374,000	2,833,521	1,975,940

Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 9.09% due January 18, 2029 (9) (11) (12) (18) (24)	March 19, 2013	6,250,000	3,411,887	1,814,517

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 3.75% due June 09, 2030(9)(11)(12)(18)	October 23, 2013	18,000,000	11,586,521	7,200,000

Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 0.00% due October 20, 2028 (9) (11) (12) (18)	May 15, 2017	7,700,000	6,994,901	4,620,000

CIFC Funding 2014-3, Ltd.
CLO subordinated notes, estimated yield 10.12% due October 22, 2031 (9) (11) (12) (18) (25)	January 24, 2017	10,000,000	5,705,502	4,100,000

Madison Park Funding XVIII, Ltd.
CLO subordinated notes, estimated yield 33.06% due October 21, 2030 (9) (11) (12) (18) (24)	May 22, 2020	12,500,000	5,486,110	7,125,000

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 13.24% due January 22, 2028 (9) (11) (12) (18) (24)	May 11, 2016	5,422,500	4,402,485	3,741,525

Nassau 2019-I Ltd.
CLO subordinated notes, estimated yield 13.53% due April 15, 2031 (9) (11) (12) (14) (18) (24)	April 11, 2019	23,500,000	17,716,348	11,750,000

Octagon Investment Partners 37, Ltd.
CLO subordinated notes, estimated yield 46.94% due July 25, 2030(9)(11)(12)(18)(24)	May 12, 2020	3,598,540	1,639,258	2,770,876

Octagon Investment Partners 45, Ltd.
CLO subordinated notes, estimated yield 32.04% due October 15, 2032 (9) (11) (12) (18)	May 13, 2020	3,750,000	2,202,802	3,127,571

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2020

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Octagon Investment Partners 49, Ltd.
CLO subordinated notes, estimated yield 20.25% due January 15, 2033(9)(11)(12)(14)(18)	December 11, 2020	$28,875,000	$22,162,586	$21,907,317

Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 25, 2030(9)(11)(12)(14)(18)	August 1, 2018	45,500,000	36,012,913	18,200,000

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 17, 2026(9)(11)(12)(18)(24)	January 25, 2013	14,447,790	6,237,524	144,478

Telos CLO 2013-4, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 17, 2030(9)(11)(12)(18)(24)	May 20, 2015	11,350,000	6,775,608	1,994,913

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 17, 2028(9)(11)(12)(18)	April 11, 2014	28,500,000	18,179,226	285,000

Venture XVII, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(24)	January 27, 2017	6,200,000	3,511,052	568,265

Venture XX, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(24)	July 27, 2018	3,000,000	1,216,869	150,000

Venture 35 CLO, Limited
CLO subordinated notes, estimated yield 23.16% due October 22, 2031 (9) (11) (12) (18)	December 7, 2020	3,000,000	1,452,178	1,410,000

Venture 39 CLO, Limited
CLO subordinated notes, estimated yield 35.57% due April 15, 2033(9)(11)(12)(18)	May 8, 2020	5,150,000	2,916,223	4,068,500

Vibrant CLO V, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 20, 2029(9)(11)(12)(18)	April 27, 2017	13,475,000	10,535,500	4,716,250

West CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 18, 2026(9)(11)(12)(18)(24)	May 12, 2017	9,250,000	4,870,097	1,942,500

Westcott Park CLO, Ltd.
CLO subordinated notes, estimated yield 27.60% due July 20, 2028(9)(11)(12)(18)	September 16, 2020	19,000,000	8,742,550	10,070,000

THL Credit Wind River 2012-1 CLO, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 15, 2026(9)(11)(12)(18)	June 11, 2015	7,500,000	3,157,112	—

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

(26)    Cost value reflects amortization.

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2020

(27)    These investments are deemed to be an “affiliate,” as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned between 5% and 25% of its voting securities. The Company does not “control” any of its portfolio companies. Fair value as of December 31, 2019 and December 31, 2020 along with transactions during the year ended December 31, 2020 in the Company’s affiliated investment are as follows:

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

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$17,440,229	$20,252,055	$28,000,283
Income from securitization vehicles and investments	18,691,631	15,014,000	25,244,866
Other income	1,043,153	676,450	1,694,434
Total investment income from non-affiliated/non-control investments	37,175,013	35,942,505	54,939,583
From affiliated investments:
Dividend income – non-cash	—	—	7,710,805
Interest income – debt investments	—	—	—
Total investment income from affiliated investments	—	—	7,710,805
Total investment income	37,175,013	35,942,505	62,650,388
EXPENSES
Interest expense	10,495,897	7,878,906	9,901,426
Base Fee	6,287,173	4,525,034	6,704,467
Professional fees	1,910,390	1,545,279	1,454,942
Compensation expense	723,931	708,350	832,256
Director’s fees	490,500	441,500	417,500
Insurance	422,805	330,746	281,146
Transfer agent and custodian fees	222,581	206,686	239,323
General and administrative	521,541	591,512	829,476
Total expenses before incentive fees	21,074,818	16,228,013	20,660,536
Net Investment Income Incentive Fees	—	—	3,511,493
Capital gains incentive fees	—	—	—
Total incentive fees	—	—	3,511,493
Total expenses	21,074,818	16,228,013	24,172,029
Net investment income	16,100,195	19,714,492	38,478,359
Net change in unrealized appreciation/(depreciation) on investments:
Non-Affiliate/non-control investments	37,699,436	(7,029,647)	(50,107,582)
Affiliated investments	772,491	(2,816,790)	(19,386,212)
Total net change in unrealized appreciation/(depreciation) on investments	38,471,927	(9,846,437)	(69,493,794)
Net realized losses:
Non-affiliated/non-control investments	(14,987,438)	(8,151,553)	(1,709,816)
Extinguishment of debt	—	(5,211)	(72,666)
Total net realized losses	(14,987,438)	(8,156,764)	(1,782,482)
Net increase/(decrease) in net assets resulting from operations	$39,584,684	$1,711,291	$(32,797,917)
Net increase in net assets resulting from net investment income per common share (Basic and Diluted):	$0.32	$0.40	$0.81
Net increase/(decrease) in net assets resulting from operations per common share (Basic and Diluted):	$0.80	$0.03	$(0.69)
Weighted average shares of common stock outstanding (Basic and Diluted):	49,624,851	49,477,215	47,756,596

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Increase/(decrease) in net assets from operations:
Net investment income	$16,100,195	$19,714,492	$38,478,359
Net realized losses	(14,987,438)	(8,156,764)	(1,782,482)
Net change in unrealized appreciation/(depreciation) on investments	38,471,927	(9,846,437)	(69,493,794)
Net increase/(decrease) in net assets resulting from operations	39,584,684	1,711,291	(32,797,917)
Distributions to stockholders
Distributions from net investment income	(20,842,166)	(30,265,733)	(38,364,085)
Tax return of capital distributions	—	—	—
Total distributions to stockholders	(20,842,166)	(30,265,733)	(38,364,085)

Capital share transactions:
Issuance of common stock (net of underwriting fees and offering costs of $0, $51,779, and $131,944, respectively)	—	5,821,240	4,288,470
Reinvestment of distributions	426,081	161,186	147,827
Net increase in net assets from capital share transactions	426,081	5,982,426	4,436,297
Total increase/(decrease) in net assets	19,168,599	(22,572,016)	(66,725,705)
Net assets at beginning of year	225,426,526	247,998,542	314,724,247
Net assets at end of year	$244,595,125	$225,426,526	$247,998,542

Capital share activity:
Shares issued	—	1,098,277	774,803
Shares issued from reinvestment of distributions	100,452	42,343	23,225
Net increase in capital share activity	100,452	1,140,620	798,028

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase/(decrease) in net assets resulting from operations	$39,584,684	$1,711,291	$(32,797,917)
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash (used in)/provided by operating activities:
Accretion of discounts on investments	(740,731)	(1,397,699)	(819,595)
Amortization of deferred debt issuance costs	794,417	569,436	645,006
Non-cash interest and dividend income due to PIK	—	(271,034)	(7,982,447)
Purchases of investments	(202,009,511)	(70,657,776)	(54,767,714)
Repayments of principal	24,281,080	80,361,495	43,879,379
Proceeds from the sale of investments	16,139,405	53,336,817	15,919,269
Net realized losses on investments	14,987,438	8,151,553	1,709,816
Reductions to CLO equity cost value	37,470,482	12,964,760	12,754,336
Net change in unrealized (appreciation)/depreciation on investments	(38,471,927)	9,846,437	69,493,794
(Increase)/decrease in interest and distributions receivable	(765,218)	1,180,777	1,202,699
Increase in other assets	(17,871)	(73,612)	(130,842)
Increase/(decrease) in accrued interest payable	737,918	(154,044)	143,627
Increase/(decrease) in Base Fee and Net Investment Income Incentive Fee payable	529,009	(320,950)	(1,746,803)
Increase/(decrease) in accrued expenses	51,186	(197,197)	253,704
Net cash (used in)/provided by operating activities	(107,429,639)	95,050,254	47,756,312

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid (net of stock issued under distribution reinvestment plan of $426,081, $161,186 and $147,827, respectively)	(20,416,085)	(30,104,547)	(38,216,258)
Repayment of credit facility	—	(28,090,601)	(57,588,802)
Proceeds from issuance of notes payable – 5.50% Unsecured Notes	80,500,000	—	—
Proceeds from issuance of notes payable – 6.25% Unsecured Notes	—	—	44,790,750
Debt issuance costs	(2,775,860)	—	(1,650,398)
Proceeds from issuance of common stock	—	5,873,019	4,420,414
Underwriting fees and offering costs for the issuance of common stock	—	(51,779)	(131,944)
Net cash provided by/(used in) financing activities	57,308,055	(52,373,908)	(48,376,238)
Net (decrease)/increase in cash equivalents and restricted cash	(50,121,584)	42,676,346	(619,926)
Cash, cash equivalents and restricted cash, beginning of year	59,137,284	16,460,938	17,080,864
Cash, cash equivalents and restricted cash, end of year	$9,015,700	$59,137,284	$16,460,938

NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with distribution reinvestment plan	$426,081	$161,186	$147,827

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$8,963,563	$7,468,666	$9,185,458
Securities sold not settled	$—	$950,000	$—
Securities purchased not settled	$—	$23,156,556	$—

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 1. ORGANIZATION

Oxford Square Capital Corp. (“OXSQ”, or “the Company”) was incorporated under the General Corporation Laws of the State of Maryland (“MGCL”) on July 21, 2003 and is a non-diversified, closed-end investment company. OXSQ has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, OXSQ has elected to be treated for tax purposes as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with its 2003 taxable year. The Company’s investment objective is to maximize its total return, by investing primarily in corporate debt securities and collateralized loan obligation (“CLO”) structured finance investments that own corporate debt securities.

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

On July 2, 2020, the Company dissolved Oxford Square Funding 2018, LLC (“OXSQ Funding”) pursuant to Delaware law by filing a certificate of cancellation with the Secretary of State in Delaware. As such, the December 31, 2021 statements only represent the operations of the Company and do not include any consolidated entities. The Company’s consolidated statements for both the years ended December 31, 2020 and December 31, 2019, however, included the activities of the wholly-owned OXSQ Funding subsidiary. OXSQ Funding, was a special purpose vehicle formed for the purpose of entering into a credit facility (the “Credit Facility”) with Citibank, N.A. Refer to “Note 5. Borrowings” for additional information on the Company’s borrowings.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary, OXSQ Funding for the periods during which it was held. All inter-company accounts and transactions have been eliminated upon consolidation.

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

USE OF ESTIMATES

The financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, and these differences could be material.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents consist of deposits held at custodian banks, and highly liquid investments, such as money market funds, with original maturities of three months or less. The Company places its cash equivalents with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit. Cash equivalents are classified as Level 1 assets and are included on the Company’s schedule of investments. Certain cash equivalents are carried at cost or amortized cost, which approximates fair value, and investments held in money market funds are valued at NAV per share.

Restricted Cash as of December 31, 2019 represents the cash held by the trustee of OXSQ Funding. The amount held by the trustee was for payment of interest expense and operating expenses of the entity, principal repayments on borrowings, and new investments, based upon the terms of the indenture. As of December 31, 2021 and 2020, there was no restricted cash due to the full repayment of the Credit Facility on March 24, 2020.

INVESTMENT VALUATION

The Company determines its investment portfolio at fair value in accordance with the provisions of ASC 820, Fair Value Measurement (“ASC 820”). Estimates made in the preparation of the Company’s financial statements include the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. The Company believes that there is no single definitive method for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments the Company makes. The Company is required to specifically fair value each individual investment on a quarterly basis.

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, all of OXSQ’s investments are based upon Level 3 inputs as of December 31, 2021.

The Board determines the value of its investment portfolio each quarter. In connection with that determination, members of Oxford Square Management’s portfolio management team prepare a quarterly analysis of each portfolio investment using the most recent portfolio company financial statements, forecasts and other relevant financial and operational information. The Company has and may continue to engage third-party valuation firms to provide assistance in valuing certain of its syndicated loans and bilateral investments, including related equity investments, although the Board ultimately determines the appropriate valuation of each such investment. Changes in fair value, as described above, are recorded in the statements of operations as net change in unrealized appreciation/depreciation on investments.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Good Faith Determinations of Fair Value (“Rule 2a-5”) under the 1940 Act was adopted by the SEC in December 2020 and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company is evaluating the impact of adopting Rule 2a-5 on the financial statements and intends to comply with the new rule’s requirements on or before the compliance date in September 2022.

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

Collateralized Loan Obligations — Debt and Equity

The Company has acquired debt and equity positions in CLO investment vehicles and can purchase CLO warehouse facilities. These investments are special purpose financing vehicles. In valuing such investments, the Company considers the indicative prices provided by a recognized industry pricing service as a primary source, and the implied yield of such prices, supplemented by actual trades executed in the market at or around period-end, as well as the indicative prices provided by the broker who arranges transactions in such investment vehicles. The Company also considers those instances in which the record date for an equity distribution payment falls on or before the last day of the period, and the likelihood that a prospective purchaser would require a downward adjustment to the indicative price representing substantially all of the pending distribution. Additional factors include any available information on other relevant transactions including firm bids and offers in the market and information resulting from bids-wanted-in-competition. In addition, the Company considers the operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults, if any. In periods of illiquidity and volatility, the Company may rely more heavily on other qualities and metrics, including but not limited to, the collateral manager, time left in the reinvestment period, expected cash flows and overcollateralization ratios, instead of the Company’s generated valuation yields. Oxford Square Management or the Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation process of CLO investment vehicles. All information is presented to the Board for its determination of fair value of these investments.

Bilateral Investments (Including Equity)

Bilateral investments (as defined below) for which market quotations are readily available are valued by an independent pricing agent or market maker. If such market quotations are not readily available, under the valuation procedures approved by the Board, upon the recommendation of the Valuation Committee, a third-party valuation firm

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Refer to “Note 3. Fair Value” in the notes to the Company’s financial statements for more information on investment valuation and the Company’s portfolio of investments.

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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of December 31, 2021, the Company had three debt investments that were on non-accrual status. As of December 31, 2020 and 2019, the Company had two debt investments that were on non-accrual status.

Interest income also includes a payment-in-kind (“PIK”) component on certain investments in the Company’s portfolio. Refer to the section below, “Payment-In-Kind,” for a description of PIK income and its impact on interest income.

Payment-In-Kind

The Company has debt and preferred stock investments in its portfolio that contain contractual PIK provisions. PIK interest and preferred stock dividends are computed at their contractual rates and are accrued into income and recorded as interest and dividend income, respectively. The PIK amounts are added to the principal balances on the capitalization dates. Upon capitalization, the PIK portions of the investments are valued at their respective fair values. If the Company believes that a PIK is not fully expected to be realized, the PIK investment would be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends would be reversed from the related receivable through interest or dividend income, respectively. PIK investments on non-accrual status are restored to accrual status once it becomes probable that such PIK will be ultimately collectible in cash. For the year ended December 31, 2021, no PIK interest was recognized as interest income, whereas, for the years ended December 31, 2020 and 2019, the Company recognized PIK interest income on its debt investments of approximately $0.3 million and $0.4 million, respectively. For each of the years ended

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

December 31, 2021 and 2020, the Company did not recognize dividend income due to PIK on its preferred stock investments, however, for the year ended December 31, 2019, the Company recognized approximately $7.7 million of non-cash dividend income due to PIK on its preferred stock investments.

Income from Securitization Vehicles and Investments

Income from investments in the equity class securities of CLO vehicles (typically income notes or subordinated notes) is recorded using the effective interest method in accordance with the provisions of ASC 325-40, based upon estimated cash flows, amounts and timing, including those CLO equity investments that have not made their inaugural distribution for the relevant period end. We monitor the expected residual payments, and effective yield is determined and updated periodically, as needed. Accordingly, investment income recognized on CLO equity securities in the statement of operations differs from both the tax-basis investment income and from the cash distributions actually received by the Company during the period.

The Company also records income on its investments in CLO warehouse facilities based on a stated rate per the underlying note purchase agreement or, if there is no stated rate, then an estimated rate is calculated using a base case model projecting the timing of the ramp-up of the CLO warehouse facility.

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

Preferred Stock Dividends

The Company holds preferred stock investments in its portfolio that contain cumulative preferred dividends that accumulate quarterly. The Company will generally record cumulative preferred dividends as investment income when they are received or declared by the portfolio company’s board of directors or upon any voluntary or involuntary liquidation, dissolution or winding up of the portfolio company, and are collectible. There were no cumulative preferred dividends recorded as dividend income during the years ended December 31, 2021 and 2020, as the Company deemed them to be uncollectible. During the year ended December 31, 2019, approximately $7.7 million of cumulative preferred dividends were earned and recorded as dividend income – non-cash on the Company’s statement of operations.

DEFERRED DEBT ISSUANCE COSTS

Deferred debt issuance costs consist of fees and expenses incurred in connection with the closing or amending of credit facilities and debt offerings, and are capitalized at the time of payment. These costs are amortized using the straight line method over the terms of the respective credit facilities and debt securities. The amortized expenses are included in interest expense in the Company’s financial statements. The unamortized deferred debt issuance costs are included on the Company’s statement of assets and liabilities as a direct deduction from the related debt liability. Upon early termination or partial principal pay down of debt, or a credit facility, the unamortized costs related to such debt are accelerated into realized losses on extinguishment of debt on the Company’s statement of operations.

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

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

SECURITIES TRANSACTIONS

Securities transactions are recorded on the trade date. Realized gains and losses on investments sold are recorded on the basis of specific identification. An optional redemption (“optionally redeemed”) feature of a CLO allows a majority of the holders of the equity securities issued by the CLO issuer, after the end of a specified non-call period, to cause the redemption of the secured notes issued by the CLO with proceeds paid either through the liquidation of the CLO’s assets or through a refinancing with new debt. The optional redemption is effectively a voluntary prepayment of the secured debt issued by the CLO prior to the stated maturity of such debt. Distributions received on CLO equity investments where the optional redemption feature has been exercised are first applied to the remaining cost basis until it is reduced to zero, after which distributions are recorded as realized gains.

SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

The Company has previously entered into an agreement whereby it may sell securities to be repurchased at an agreed-upon price and date. Under such an agreement, the Company will account for these transactions as collateralized financing transactions which are recorded at the contracted repurchase amount plus interest. The Company’s securities sold under the agreement to repurchase are carried at cost. As of December 31, 2021 and 2020, there was no outstanding principal, or securities sold under a repurchase facility. Refer to “Note 5. Borrowings” for further details.

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

The Company recognizes the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained, assuming examination by tax authorities. Through December 31, 2021, management has analyzed the Company’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions expected to be taken in the Company’s 2021 tax returns. The Company identifies its major tax jurisdictions as U.S Federal and Connecticut State. The Company did not have any uncertain tax positions that met the recognition measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company’s current tax year, 2020, 2019, and 2018 federal tax returns remain subject to examination by the Internal Revenue Service.

For tax purposes, the cost basis of the portfolio investments as of December 31, 2021 and December 31, 2020, was approximately $527,385,739 and $433,128,699, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 3. FAIR VALUE

The Company’s assets measured at fair value by investment type on a recurring basis as of December 31, 2021 were as follows:

	Fair Value Measurements at Reporting Date Using
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$—	$—	$264.5	$264.5
CLO Equity	—	—	155.6	155.6
Equity and Other Investments	—	—	0.8	0.8
Total Investments at fair value(1)	—	—	420.8	420.8
Cash equivalents	8.4	—	—	8.4
Total assets at fair value	$8.4	$—	$420.8	$429.2

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

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2021 and 2020, respectively. The Company’s valuation policy, as described earlier, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or Oxford Square Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the tables below are based on fair values for all debt related calculations and CLO equity.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 3. FAIR VALUE (cont.)

	Quantitative Information about Level 3 Fair Value Measurements			Range/Weighted Average(1)	Impact to Fair Value from an Increase in Input(2)
Assets ($ in millions)	Fair Value as of December 31, 2021	Valuation Techniques/ Methodologies	Unobservable Input
Senior Secured Notes	$230.5	Market quotes	NBIB(3)	91.0% – 100.0%/97.0%	NA
	32.7	Recent transactions	Actual trade/payoff(4)	94.5% – 100.3%/97.9%	NA
	1.3	Enterprise value(8)	NCY+1 EBITDA(9)	$12.3 million/ncm(5)	Increase
			Market multiples(9)	5.5x – 6.5x/ncm(5)	Increase
CLO equity	149.1	Market quotes	NBIB(3)	8.7% – 83.0%/48.0%	NA
	3.4	Recent transactions	Actual trade/payoff(4)	90.1%/ncm(5)	NA
	1.8	Discounted cash flow(6)	Discount rate(7)	10.8% – 12.9%/12.5%	Decrease
	1.3	Liquidation Net Asset Value(8)	NBIB(3)	0.3% – 5.8%/3.1%	NA
Equity/Other Investments	0.8	Enterprise value(8)	NCY EBITDA(9)	$18.1 million/ncm(5)	Increase
			NCY+1 EBITDA(9)	$25.0 million/ncm(5)	Increase
			Market multiples(9)	5.75x – 9.0x/7.4x	Increase
Total Fair Value for Level 3 Investments(10)	$420.8

____________

(1)      Weighted averages are calculated based on fair value of investments.

(2)      The impact on the fair value measurement of an increase in each unobservable input is in isolation. The discount rate is the rate used to discount future cash flows in a discounted cash flow calculation. An increase in the discount rate, in isolation, would result in a decrease in the fair value measurement. Market Multiples/EBITDA refer to the input (often derived from the value of a comparable company) that is multiplied by the historic and/or expected EBITDA of a company in order to estimate the company’s value. An increase in the Market Multiples/EBITDA, in isolation, would result in an increase in the fair value measurement.

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

(6)      The Company calculates the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle. The Company also considers those investments in which the record date for an equity distribution payment falls on or before the last day of the period, and the likelihood that a prospective purchaser would require an adjustment to the transaction price representing substantially all of the pending distribution.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 3. FAIR VALUE (cont.)

(9)      EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on the most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market. “NCY” refers to “next calendar year.”

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

(2)      The impact on the fair value measurement of an increase in each unobservable input is in isolation. The discount rate is the rate used to discount future cash flows in a discounted cash flow calculation. An increase in the discount rate, in isolation, would result in a decrease in a fair value measurement. Market Multiples/EBITDA refer to the input (often derived from the value of a comparable company) that is multiplied by the historic and/or expected EBITDA of a company in order to estimate the company’s value. An increase in the Market Multiples/EBITDA, in isolation, would result in an increase in a fair value measurement.

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

(6)      The Company calculates the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle. The Company also considers those investments in which the record date for an equity distribution payment falls on or before the last day of the period, and the likelihood that a prospective purchaser would require an adjustment to the transaction price representing substantially all of the pending distribution.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 3. FAIR VALUE (cont.)

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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2021 and the level of each financial liability within the fair value hierarchy:

($ in millions)	Carrying Value(1)	Fair Value(2)	Level 1	Level 2	Level 3
6.50% Unsecured Notes	$63.6	$65.1	$—	$65.1	$—
6.25% Unsecured Notes	43.8	45.5	—	45.5	—
5.50% Unsecured Notes	78.0	80.7	—	80.7	—
Total	$185.4	$191.3	$—	$191.3	$—

____________

(1)      Carrying value is net of unamortized deferred debt issuance costs. Unamortized deferred debt issuance costs associated with the 6.50% Unsecured Notes totaled approximately $0.7 million as of December 31, 2021. Unamortized deferred debt issuance costs associated with the 6.25% Unsecured Notes totaled approximately $1.0 million as of December 31, 2021. Unamortized deferred debt issuance costs associated with the 5.50% Unsecured Notes totaled approximately $2.5 million as of December 31, 2021.

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

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2020 and the level of each financial liability within the fair value hierarchy:

($ in millions)	Carrying Value(1)	Fair Value(2)	Level 1	Level 2	Level 3
6.50% Unsecured Notes	$63.3	$64.3	$—	$64.3	$—
6.25% Unsecured Notes	43.5	45.1	—	45.1	—
Total	$106.8	$109.4	$—	$109.4	$—

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 3. FAIR VALUE (cont.)

A reconciliation of the fair value of investments for the year ended December 31, 2021, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Debt	CLO Equity	Equity and Other Investments	Total(2)
Balance at December 31, 2020	$172.2	$—	$122.5	—	$294.7
Net realized gains included in earnings	(13.4)	—	(1.5)	—	(15.0)
Net unrealized appreciation included in
earnings	4.2	—	33.5	0.8	38.5
Accretion of discount	0.7	—	—	—	0.7
Purchases	135.3	—	43.5	—	178.9
Repayments and Sales	(34.6)	—	(4.9)	—	(39.5)
Reductions to CLO Equity cost value(1)	—	—	(37.5)	—	(37.5)
Non-cash interest and dividend income due to PIK	—	—	—	—	—
Transfers in and/or (out) of level 3	—	—	—	—	—
Balance at December 31, 2021(2)	$264.5	$—	$155.6	$0.8	$420.8
Net change in unrealized depreciation on Level 3 investments still held as of December 31, 2021	$(9.0)	$—	$27.8	$0.8	$19.6

____________

(1)      Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $55.8 million and the effective yield interest income recognized on the Company’s CLO equity subordinated notes and the amortized cost adjusted income on the Company’s CLO equity fee notes of approximately $18.3 million.

(2)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

____________

(1)      Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $28.4 million and the effective yield interest income recognized on the Company’s CLO equity subordinated notes and the amortized cost adjusted income on the Company’s CLO equity fee notes of approximately $15.4 million.

(2)      Totals may not sum due to rounding.

The following table shows the fair value of the Company’s portfolio of investments by asset class as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$264.5	62.8%	$172.2	58.4%
CLO Equity	155.6	37.0%	122.5	41.6%
Equity and Other Investments	0.8	0.2%	—	0.0%
Total(1)	$420.8	100.0%	$294.7	100.0%

____________

(1)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 4. CASH AND CASH EQUIVALENTS

At December 31, 2021 and December 31, 2020, respectively, cash and cash equivalents were as follows:

	December 31, 2021	December 31, 2020
Cash	$617,546	$—
Cash Equivalents	8,398,154	59,137,284
Total Cash and Cash Equivalents	$9,015,700	$59,137,284

For further details regarding the composition of cash and cash equivalents, refer to “Note 2. Summary of Significant Accounting Policies.”

NOTE 5. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% immediately after such borrowing. As of December 31, 2021 and 2020, the Company’s asset coverage for borrowed amounts was approximately 227% and 304%, respectively.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of December 31, 2021 and December 31, 2020. The fair value of the 6.50% Unsecured Notes is based upon the closing price on the last day of the period. The 6.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQL”). The fair value of the 6.25% Unsecured Notes is based upon the closing price on the last day of the period. The 6.25% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQZ”). The fair value of the 5.50% Unsecured Notes is based upon the closing price on the last day of the period. The 5.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQG”).

	As of
	December 31, 2021			December 31, 2020
($ in millions)	Principal Amount	Carrying Value(1)	Fair Value	Principal Amount	Carrying Value(1)	Fair Value
6.50% Unsecured Notes	$64.4	$63.6	$65.1	$64.4	$63.3	$64.3
6.25% Unsecured Notes	44.8	43.8	45.5	44.8	43.5	45.1
5.50% Unsecured Notes	80.5	78.0	80.7	—	—	—
Total	$189.7	$185.4	$191.3	$109.2	$106.8	$109.4

____________

(1)      The Carrying Value represents the aggregate principal amount outstanding less the unamortized deferred issuance costs. As of December 31, 2021, the total unamortized deferred issuance costs for the 6.50% Unsecured Notes, 6.25% Unsecured Notes, and 5.50% Unsecured Notes was approximately $0.7 million, $1.0 million, and $2.5 million, respectively. As of December 31, 2020, the total unamortized deferred issuance costs for the 6.50% Unsecured Notes, and 6.25% Unsecured Notes was approximately $1.1 million and $1.2 million, respectively.

The weighted average stated interest rate and weighted average maturity on the Company’s borrowings as of December 31, 2021 were 6.02% and 4.6 years, respectively, and as of December 31, 2020 were 6.40% and 4.1 years, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 5. BORROWINGS (cont.)

The table below summarizes the components of interest expense for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31, 2021
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total(1)
6.50% Unsecured Notes	$4,184.1	$324.7	$4,508.8
6.25% Unsecured Notes	2,799.4	233.2	3,032.6
5.50% Unsecured Notes	2,718.0	236.6	2,954.5
Total(1)	$9,701.5	$794.4	$10,495.9

____________

(1)      Totals may not sum due to rounding.

	Year Ended December 31, 2020
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
6.50% Unsecured Notes	$4,184.1	$325.6	$4,509.7
6.25% Unsecured Notes	2,799.4	233.8	3,033.2
Credit Facility(2)	262.2	4.8	267.0
Repo Facility	68.9	—	68.9
Total(1)	$7,314.6	$564.2	$7,878.9

____________

(1)      Totals may not sum due to rounding.

(2)      The Credit Facility was fully repaid on March 24, 2020.

	Year Ended December 31, 2019
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
6.50% Unsecured Notes	$4,184.1	$324.7	$4,508.8
6.25% Unsecured Notes	2,084.0	173.5	2,257.5
Credit Facility	3,043.3	74.1	3,117.4
Repo Facility	17.7	—	17.7
Total	$9,329.1	$572.3	$9,901.4

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

The aggregate accrued interest payable on the 6.50% Unsecured Notes as of December 31, 2021 was approximately $12,000, which was approximately the same as of December 31, 2020. As of December 31, 2021 and December 31, 2020, the Company had unamortized deferred debt issuance costs relating to the 6.50% Unsecured Notes of approximately $0.7 million and $1.1 million, respectively. The deferred debt issuance costs are being amortized over the term of the 6.50% Unsecured Notes and are included in interest expense in the statements of

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 5. BORROWINGS (cont.)

operations. The cash paid and the effective annualized interest rate for the year ended December 31, 2021 were approximately $4.2 million and 7.00%, respectively. The cash paid and the effective annualized interest rate for the year ended December 31, 2020 were approximately $4.2 million and 6.99%, respectively.

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

The aggregate accrued interest payable on the 6.25% Unsecured Notes as of December 31, 2021 was approximately $0.5 million, which was approximately the same as of December 31, 2020. As of December 31, 2021 and 2020, the Company had unamortized deferred debt issuance costs of approximately $1.0 million and $1.2 million, respectively, relating to the 6.25% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 6.25% Unsecured Notes and are included in interest expense in the statements of operations. The cash paid and the effective annualized interest rate for the year ended December 31, 2021 were approximately $2.8 million and 6.77%, respectively. The cash paid and the effective annualized interest rate for the year ended December 31, 2020 were approximately $2.8 million and 6.75%, respectively.

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

The aggregate accrued interest payable on the 5.50% Unsecured Notes as of December 31, 2021 was approximately $0.7 million. As of December 31, 2021, the Company had unamortized deferred debt issuance costs of approximately $2.5 million relating to the 5.50% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 5.50% Unsecured Notes and are included in interest expense in the statements of operations. The cash paid and the effective annualized interest rate for the year ended December 31, 2021 were approximately $2.0 million and 5.93%, respectively.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 5. BORROWINGS (cont.)

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

The Company prepaid the remaining outstanding principal of approximately $28.1 million in March 2020, and unilaterally terminated the Credit Facility as of March 24, 2020 in accordance with its terms. In connection with the early repayment and termination of the Credit Facility, the Company was required to pay a prepayment fee equal to $21,413. The Company recognized a net extinguishment loss of approximately $5,000 for the year ended December 31, 2020, which consisted of unamortized deferred debt issuance costs. These costs are recorded within realized losses on extinguishment of debt in the statements of operations.

As the Credit Facility was repaid and terminated as of March 24, 2020, there was no cash paid for interest for the year ended December 31, 2021. The cash paid and effective annualized interest rate for the year ended December 31, 2020 was approximately $0.4 million and 4.09%, respectively.

Repurchase Transaction Facility

On October 18, 2019, the Company entered into a $10 million repurchase transaction facility (the “Repo Facility”) with Nomura Securities International, Inc. (“Nomura”). Pursuant to the Master Repurchase Agreement (“MRA”) and a transaction facility confirmation, the Company may sell securities to Nomura from time to time with a corresponding repurchase obligation at an agreed-upon price 30 to 60 days after the sale date (“Reverse Repo”). The Repo Facility had a funding cost of 1-month LIBOR plus 2.05% per annum for each Reverse Repo transaction and was subject to a facility fee of 0.85% per annum on the full $10 million facility amount. The Repo Facility expired without extension by the Company on October 18, 2020. The Company accounts for these Reverse Repo transactions as secured financings for the financial reporting purposes in accordance with GAAP. There was no cash paid in facility fees for the year ended December 31, 2021, as the Repo Facility expired without extension by the Company on October 18, 2020. The cash paid in facility fees for the year ended December 31, 2020 was approximately $72,000.

NOTE 6. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from net investment income per share for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Net increase in net assets resulting from net investment income per common share – basic and diluted:
Net investment income	$16,100,195	$19,714,492	$38,478,359
Weighted average common shares outstanding – basic	49,624,851	49,477,215	47,756,596
Net increase in net assets resulting from net investment income per common share – basic and diluted	$0.32	$0.40	$0.81

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 6. EARNINGS PER SHARE (cont.)

The following table sets forth the computation of basic and diluted net increase/(decrease) in net assets resulting from operations per share for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Net increase/(decrease) in net assets resulting from operations per common share – basic and diluted:
Net increase/(decrease) in net assets resulting from operations	$39,584,684	$1,711,291	$(32,797,917)
Weighted average common shares outstanding – basic	49,624,851	49,477,215	47,756,596
Net increase/(decrease) in net assets resulting from operations per common share – basic and diluted	$0.80	$0.03	$(0.69)

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

As described in greater detail under Item 1. Business — Investment Advisory Agreement — Advisory Fee in this Annual Report on Form 10-K for the year ended December 31, 2021, the Company first calculates the Base Fee and any incentive fee under the terms of the Investment Advisory Agreement, then calculates the Base Fee and any incentive fee under the terms of the fee waiver letter unilaterally adopted by Oxford Square Management, effective April 1, 2016 (the “2016 Fee Waiver”), and, finally, adopts the lower of two combined results as the total fees payable to Oxford Square Management.

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

The following table represents the portion of the total advisory fee ascribed to the Base Fee (pursuant to the 2016 Fee Waiver calculation) for the years ended December 31, 2021, 2020 and 2019, respectively:

($ in millions)	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019
Base Fee	$6.3	$4.5	$6.7

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

The Base Fee payable to Oxford Square Management as of December 31, 2021 and 2020 was approximately $1.7 million and $1.2 million, respectively.

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

•        Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to one-fourth of an annual “hurdle rate.” The annual hurdle rate is determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rates for the 2021, 2020 and 2019 calendar years, calculated as of the immediately preceding December 31, were 5.36%, 6.69%, and 7.51% respectively, under the terms of the Investment Advisory Agreement. The Company’s net investment income (to the extent not distributed to shareholders) used to calculate the Net Investment Income Incentive Fee was also included in the amount of gross assets used to calculate the 2% Base Fee.

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

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

The following table represents the portion of the total advisory fee ascribed to Net Investment Income Incentive Fees (pursuant to the 2016 Fee Waiver calculation) for each of the years ended December 31, 2021, 2020 and 2019, respectively:

($ in millions)	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019
Net Investment Income Incentive Fee	$—	$—	$3.5

There was no Net Investment Income Incentive Fee payable to Oxford Square Management as of December 31, 2021, 2020 and 2019.

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

There were no Capital Gains Incentive Fees based on hypothetical liquidation for the years ended December 31, 2021, 2020 and 2019. There were no accrued Capital Gains Incentive Fees payable to Oxford Square Management as of December 31, 2021, 2020, and 2019.

Administration Agreement

The Company has also entered into the Administration Agreement with Oxford Funds under which Oxford Funds provides administrative services for the Company. The Company pays Oxford Funds an allocable portion of overhead and other expenses incurred by Oxford Funds on its behalf under the Administration Agreement, including a portion of the rent and the compensation of the chief financial officer, accounting staff and other administrative support personnel, which creates potential conflicts of interest that the Board must monitor. The Company also reimburses Oxford Funds for the costs associated with the functions performed by OXSQ’s Chief Compliance Officer that Oxford Funds pays on the Company’s behalf pursuant to the terms of an agreement between the Company and Foreside.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

For the years ended December 31, 2021, 2020 and 2019, the Company incurred approximately $0.7 million, $0.7 million and $0.8 million, respectively, in compensation expenses for the services of employees allocated to the administrative activities of the Company, pursuant to the Administration Agreement with Oxford Funds. In addition, the Company incurred approximately $58,000, $50,000, and $56,000 for facility costs allocated under the Administration Agreement for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, 2020 and 2019, there were no amounts payable under the Administration Agreement.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 8. INVESTMENT INCOME

The following table sets forth the components of investment income for the years ended December 31, 2021, 2020 and 2019, respectively:

	December 31, 2021	December 31, 2020	December 31, 2019
Interest Income
Stated interest income	$16,142,294	$17,374,998	$26,701,382
Original issue discount and market discount income	740,731	1,397,699	819,595
PIK interest income	—	271,034	271,642
Discount income derived from unscheduled remittances at par	557,204	1,208,324	207,664
Total interest income	17,440,229	20,252,055	28,000,283
Income from securitization vehicles and investments	18,691,631	15,014,000	25,244,866
Dividend Income – non-cash	—	—	7,710,805
Other income
Fee letters	405,010	369,231	884,493
Loan prepayment and bond call fees	300,000	200,000	315,000
All other fees	338,143	107,219	494,941
Total other income	1,043,153	676,450	1,694,434
Total investment income	$37,175,013	$35,942,505	$62,650,388

The 1940 Act requires that a BDC offer significant managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the years ended December 31, 2021, 2020 and 2019, the Company received no fee income for managerial assistance.

NOTE 9. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote.

The Company is not currently subject to any material legal proceedings. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon its results of operations and financial condition.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 10. FINANCIAL HIGHLIGHTS

The following information sets forth the Company’s financial highlights for the years ending December 31, 2021, 2020, 2019, 2018, 2017, 2016, 2015, 2014, 2013, and 2012.

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Per Share Data
Net asset value at beginning of year	$4.55	$5.12	$6.60	$7.55	$7.50	$6.40	$8.64	$9.85	$9.90	$9.30
Net investment income(1)(7)	0.32	0.40	0.81	0.67	0.60	0.52	0.66	1.11	1.09	0.98
Net realized and unrealized gains (losses)(2)(7)	0.47	(0.36)	(1.49)	(0.91)	0.25	1.62	(1.85)	(1.14)	0.06	0.82
Net increase/(decrease) in net assets resulting from operations	0.79	0.04	(0.68)	(0.24)	0.85	2.14	(1.19)	(0.03)	1.15	1.80
Distributions per share from net investment income	(0.42)	(0.61)	(0.80)	(0.73)	(0.66)	(1.06)	(1.14)	(1.00)	(1.16)	(1.12)
Distributions based on weighted average share impact	—	—	—	0.01	—	0.01	0.01	(0.03)	(0.04)	(0.04)
Tax return of capital distributions	—	—	—	(0.07)	(0.14)	(0.10)	—	(0.16)	—	—
Total distributions(3)	(0.42)	(0.61)	(0.80)	(0.79)	(0.80)	(1.15)	(1.13)	(1.19)	(1.20)	(1.16)
Effect of shares issued, net of offering expenses	—	—	—	—	—	—	—	—	—	(0.04)
Effect of shares issued/repurchased, gross	—	—	—	0.08	—	0.11	0.08	0.01	—	—
Net asset value at end of year	$4.92	$4.55	$5.12	$6.60	$7.55	$7.50	$6.40	$8.64	$9.85	$9.90
Per share market value at beginning of year	$3.05	$5.44	$6.47	$5.74	$6.61	$6.08	$7.53	$10.34	$10.12	$8.65
Per share market value at end of year	$4.08	$3.05	$5.44	$6.47	$5.74	$6.61	$6.08	$7.53	$10.34	$10.12
Total return based on Market Value(4)	47.38%	(31.75)%	(4.14)%	26.95%	(2.01)%	33.29%	(4.35)%	(17.22)%	14.68%	30.49%
Total return based on Net Asset Value(5)	17.36%	0.82%	(10.26)%	(1.99)%	11.33%	35.31%	(12.73)%	(0.51)%	11.62%	18.92%
Shares outstanding at end of year	49,690,059	49,589,607	48,448,987	47,650,959	51,479,409	51,479,409	56,396,435	60,303,769	53,400,745	41,371,286
Ratios/Supplemental Data(8)
Net assets at end of period (000’s)	$244,595	$225,427	$247,999	$314,724	$388,419	$385,992	$360,935	$520,813	$526,242	$409,603
Average net assets (000’s)	$242,589	$192,137	$289,373	$369,258	$385,947	$343,328	$487,894	$560,169	$506,093	$363,584
Ratio of expenses to average net assets	8.69%	8.45%	8.35%	6.17%	7.95%	12.38%	9.80%	8.70%	9.74%	9.35%
Ratio of net investment income to average net assets	6.64%	10.26%	13.30%	9.07%	7.96%	7.80%	8.12%	12.24%	11.02%	10.23%
Portfolio turnover rate(6)	11.09%	23.72%	12.75%	35.18%	43.02%	25.73%	24.96%	45.91%	38.22%	55.42%

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

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 10. FINANCIAL HIGHLIGHTS (cont.)

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

(6)      Portfolio turnover rate is calculated using the lesser of the annual cash investment sales and repayments of principal or annual cash investment purchases over the average of the total investments at fair value.

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

(8)      The following table provides supplemental performance ratios measured for the years ended December 31, 2021, 2020, 2019, 2018, 2017, 2016, 2015, 2014, 2013, and 2012:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Ratio of expenses to average net assets:
Expenses before incentive fees	8.69%	8.45%	7.14%	4.92%	6.95%	11.57%	10.00%	8.39%	8.68%	6.33%
Net Investment Income Incentive Fees	—%	—%	1.21%	1.24%	1.00%	0.81%	(0.19)%	1.00%	1.30%	1.50%
Capital Gains Incentive Fees	—%	—%	—%	—%	—%	—%	—%	(0.69)%	(0.24)%	1.52%
Ratio of expenses, excluding interest expense, to average net assets	4.36%	4.35%	4.93%	4.21%	4.61%	7.37%	5.73%	5.17%	6.00%	7.35%

Information about our senior securities is shown in the following tables as of the fiscal years ended December 31, 2021, 2020, 2019, 2018, 2017, 2016, 2015, 2014, 2013, and 2012.

Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
5.50% Unsecured Notes
2021	$80,500,000	$2,267	—	$25.20

6.25% Unsecured Notes
2021	$44,790,750	$2,267	—	$25.55
2020	$44,790,750	$3,044	—	$23.30
2019	$44,790,750	$2,786	—	$25.07

Credit Facility(5)
2019	$28,090,601	$2,786	—	N/A
2018	$85,679,403	$3,085	—	N/A

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 10. FINANCIAL HIGHLIGHTS (cont.)

Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)

6.50% Unsecured Notes
2021	$64,370,225	$2,267	—	$25.31
2020	$64,370,225	$3,044	—	$23.65
2019	$64,370,225	$2,786	—	$25.43
2018	$64,370,225	$3,085	—	$25.51
2017	$64,370,225	$7,003	—	$25.90

2017 Convertible Notes(6)
2016	$94,542,000	$2,707	—	N/A
2015	$115,000,000	$2,007	—	N/A
2014	$115,000,000	$2,024	—	N/A
2013	$115,000,000	$2,141	—	N/A
2012	$115,000,000	$2,200	—	N/A

TICC CLO 2012-1 LLC Senior Notes(7)
2016	$129,281,817	$2,707	—	N/A
2015	$240,000,000	$2,007	—	N/A
2014	$240,000,000	$2,024	—	N/A
2013	$240,000,000	$2,141	—	N/A
2012	$120,000,000	$2,200	—	N/A

TICC Funding, LLC Revolving Credit Facility(8)
2014	$150,000,000	$2,024	—	N/A

TICC CLO LLC Senior Notes(9)
2013	$101,250,000	$2,141	—	N/A
2012	$101,250,000	$2,200	—	N/A

____________

(1)      Total amount of each class of senior securities outstanding at the end of the period presented.

(2)      Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

(3)      The amount to which such class of senior security would be entitled upon the voluntary liquidation of the issuer in preference to any security junior to it. The “—” in this column indicates that the Securities and Exchange Commission expressly does not require this information to be disclosed for the types of senior securities representing indebtedness issued by OXSQ as of the stated time periods.

(4)      Not applicable for any of the senior securities (except for the 6.50% Unsecured Notes, 6.25% Unsecured Notes, and 5.50% Unsecured Notes) as they are not registered for public trading. For the 6.50% Unsecured Notes, the amounts represent the average of the daily closing prices on the NASDAQ Global Select Market for the period from April 12, 2017 (date of issuance) through December 31, 2017 and for the years ended December 31, 2021, 2020, 2019, and 2018. For the 6.25% Unsecured Notes, the amounts represent the average of the daily closing prices on the NASDAQ Global Select Market for the period from April 3, 2019 (date of issuance) through December 31, 2019 and for the years ended December 31, 2021 and 2020. For the 5.50% Unsecured Notes, the amounts represent the average of the daily closing prices on the NASDAQ Global Select Market for the period from May 20, 2021 (date of issuance) through December 31, 2021.

(5)      The Company fully repaid the Credit Facility on March 24, 2020.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 10. FINANCIAL HIGHLIGHTS (cont.)

(6)      The Company fully repaid the 2017 Convertible Notes on November 1, 2017.

(7)      The Company fully repaid the TICC CLO 2012-1 LLC Senior Notes on August 25, 2017.

(8)      The Company fully repaid the TICC Funding, LLC Revolving Credit Facility on December 24, 2015.

(9)      The Company fully repaid the TICC CLO LLC Senior Notes on October 27, 2014.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs to make distributions of taxable income sufficient to relieve it of substantially all U.S. federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on such income. The Company will accrue excise tax on estimated excess taxable income, if any, as required.

The tax character of distributions declared and paid in 2021 represented, on an estimated basis, $20,842,166 from ordinary income. The tax character of distributions declared and paid in 2020 represented, on an estimated basis, $30,265,733 from ordinary income. The tax character of distributions declared and paid in 2019 represented, on an estimated basis, $38,364,085 from ordinary income.

GAAP requires adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net asset value per share. For 2021, 2020 and 2019, the permanent differences between financial and tax reporting are noted below. These adjustments were the result of book/tax differences in the treatment of unscheduled prepayments, book/tax differences in the treatment of prepayment penalty fees, book/tax differences in the treatment of extinguishment fees, book/tax differences in the treatment of CLO equity investments, and adjustment to certain components of net assets from those originally published in quarterly and annual reports to conform to the current period presentation for comparative purposes.

	December 31,
	2021	2020	2019
Adjustment to accumulated net investment income	$16,339,454	$7,506,582	$5,119,302
Adjustment to accumulated net realized gains/losses	2,273,510	(2,346,470)	4,440,273
Adjustment to total distributable earnings/(accumulated losses)	$18,612,964	$5,160,112	$9,559,575
Adjustment to capital in excess of par value	$(18,612,964)	$(5,160,112)	$(9,559,575)

The Company has adopted an “opt out” distribution reinvestment plan for its common stockholders. As a result, if the Company makes a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of its common stock, unless they specifically “opt out” of the distribution reinvestment plan so as to receive cash distributions. During the years ended December 31, 2021, 2020 and 2019, the Company issued 100,452, 42,343 and 23,225 shares, respectively, of common stock to stockholders in connection with the distribution reinvestment plan. During the years ended December 31, 2021, 2020 and 2019, as part of the Company’s dividend reinvestment plan for its common stockholders, the Company’s dividend administrator purchased 23,202, 169,713 and 97,143 shares, respectively, of common stock for approximately $0.1 million, $0.5 million and $0.6 million, respectively, in the open market to satisfy the reinvestment portion of the Company’s dividends.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 11. DISTRIBUTIONS (cont.)

For U.S. federal income tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. These capital losses can be carried forward for an indefinite period and will retain their character as either short-term or long-term capital losses. As of December 31, 2021, the Company had a net long-term capital loss carryforward of $105,858,035 available to be carried forward for an indefinite period. The tax character of distributions for the year ended December 31, 2021, represented, on an estimated basis, $0.42 per share, from ordinary income. For the year ended December 31, 2021, the amounts and sources of distributions reported are only estimates (based on an average of the reported tax character historically) and are not being provided for U.S. tax reporting purposes. Because the Company believes the historical tax characteristics of distributions is the most useful information which is readily available, the Company has used the average of all years from inception of the Company in providing the estimates herein. However, the timing and character of distributions for federal income tax purposes (which are determined in accordance with the U.S. federal tax rules which may differ from GAAP) may be materially different than the historical information the Company used in providing the estimates herein. The final determination of the source of all distributions in 2021 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

As of December 31, 2021, 2020 and 2019, the estimated components of distributable earnings/(accumulated losses) on a tax basis were as follow:

	December 31,
	2021	2020	2019
Distributable ordinary income	$23,110,561	$1,551,625	$12,112,994
Capital loss carry forward	(105,858,035)	(90,816,505)	(81,296,397)
Unrealized depreciation on investments	(106,574,531)	(138,454,699)	(135,137,493)
Other timing differences	(1,042,092)	—	(4,353)
Total accumulated losses	(190,364,097)	$(227,719,579)	$(204,325,249)

The 2021 amounts will be finalized before filing the U.S. federal income tax return.

NOTE 12. NET ASSET VALUE PER SHARE

The Company’s net asset value per share as of December 31, 2021, and December 31, 2020, was $4.92 and $4.55, respectively. In determining the Company’s net asset value per share, the Board determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 13. SHARE ISSUANCE AND REPURCHASE PROGRAMS

On August 1, 2019, the Company entered into an Equity Distribution Agreement with Ladenburg Thalmann & Co. through which the Company offered for sale, from time to time, up to $150.0 million of the Company’s common stock through an At-the-Market (“ATM”) offering. The Company did not sell any shares of common stock under the ATM program during the year end December 31, 2021. During the years ended December 31, 2020 and 2019, the Company sold a total of 1.1 million and 0.8 million shares of common stock, respectively, under the ATM program, which raised net proceeds of approximately $5.8 million and $4.4 million, respectively.

From time to time, the Board may authorize a share repurchase program under which shares are purchased in open market transactions. Since the Company is incorporated in Maryland, MGCL requires share repurchases to be accounted for as a share retirement. The cost of repurchased shares is charged against capital on the settlement date. During the years ended December 31, 2021, 2020, and 2019 the Company was not authorized to repurchase any shares of outstanding common stock.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 14. SELECTED QUARTERLY DATA (UNAUDITED)

	Year Ended December 31, 2021
	Quarter Ended December 31	Quarter Ended September 30	Quarter Ended June 30	Quarter Ended March 31
Total Investment Income	$10,175,686	$9,797,631	$7,842,006	$9,359,690
Net Investment Income	4,519,594	3,981,968	2,784,469	4,814,164
Net Increase in Net Assets resulting from Operations	28,273	11,265,139	6,502,117	21,789,155
Net Increase in Net Assets resulting from Net Investment Income, per common share, basic and diluted(1)	$0.09	$0.08	$0.06	$0.10
Net Increase in Net Assets resulting from Operations, per common share, basic and diluted	$0.00	$0.23	$0.13	$0.44

____________

(1)      The summation of quarterly per share amounts may not tie to annual per share amounts due to rounding.

	Year Ended December 31, 2020
	Quarter Ended December 31	Quarter Ended September 30	Quarter Ended June 30	Quarter Ended March 31
Total Investment Income	$8,638,057	$8,225,139	$8,254,621	$10,824,688
Net Investment Income	4,741,740	4,270,279	4,329,982	6,372,491
Net Increase/(Decrease) in Net Assets resulting from Operations	39,664,967	20,848,768	20,555,569	(79,358,013)
Net Increase in Net Assets resulting from Net Investment Income, per common share, basic and diluted	$0.10	$0.09	$0.09	$0.13
Net Increase/(Decrease) in Net Assets resulting from Operations, per common share, basic and diluted	$0.80	$0.42	$0.41	$(1.62)
	Year Ended December 31, 2019
	Quarter Ended December 31	Quarter Ended September 30	Quarter Ended June 30	Quarter Ended March 31
Total Investment Income	$13,429,323	$14,083,050	$20,912,901	$14,225,114
Net Investment Income	8,397,875	8,937,187	12,779,309	8,363,988
Net (Decrease)/Increase in Net Assets resulting from Operations	(4,900,715)	(33,110,464)	(7,536,690)	12,749,952
Net Increase in Net Assets resulting from Net Investment Income, per common share, basic and diluted	$0.18	$0.19	$0.27	$0.18
Net (Decrease)/Increase in Net Assets resulting from Operations, per common share, basic and diluted	$(0.10)	$(0.69)	$(0.16)	$0.27

NOTE 15. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 15. RECENT ACCOUNTING PRONOUNCEMENTS (cont.)

discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848),” which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective as of March 12, 2020 through December 31, 2022. ASU No. 2021-01 provides increased clarity as the Company continues to evaluate the transition of reference rates and is currently evaluating the impact of adopting ASU No. 2020-04 and 2021-01 on the financial statements.

Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 16. RISKS AND UNCERTAINTIES

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for the Company and for its portfolio companies. For example, the COVID-19 pandemic has delivered a shock to the global economy. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby.

While several countries, as well as certain states, counties and cities in the United States, began to relax the early public health restrictions with a view to partially or fully reopening their economies, many cities world-wide have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. This recent increase in cases led to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally and could continue to lead to the re-introduction of such restrictions and business shutdowns elsewhere. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged recession in the U.S. and other major markets.

The impact of COVID-19 led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn, the impacts of which could last for some period after the pandemic is controlled and/or abated.

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

The interests the Company has acquired in CLO vehicles are generally thinly traded or have only a limited trading market. CLO vehicles are typically privately offered and sold, even in the secondary market. As a result, investments in CLO vehicles may be characterized as illiquid securities. In addition to the general risks associated

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 16. RISKS AND UNCERTAINTIES (cont.)

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

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations and could cause the market value of Oxford Square’s common shares and/or debt securities to decline. These market and economic disruptions could also negatively impact the operating results of the Company’s portfolio companies.

NOTE 17. SUBSEQUENT EVENTS

On March 1, 2022, the Board of Directors approved the Fourth Amended and Restated Bylaws (the “Fourth Amended and Restated Bylaws”), to be effective as of March 1, 2022. The Fourth Amended and Restated Bylaws (i) provide that a plurality of all the votes cast at a meeting of the Company’s stockholders duly called and at which a quorum is present will be sufficient to elect a director to the Board of Directors and (ii) removes the provision that requires incumbent directors that are not re-elected to tender their resignation to the Board of Directors. All of the other provisions of the Company’s bylaws shall remain in full force and effect.

On March 1, 2022, the Board declared the following distributions payable to stockholders as shown below:

Date Declared	Record Dates	Payable Dates	Per Share Distribution Amount Declared
October 22, 2021	January 17, 2022	January 31, 2022	$0.035
October 22, 2021	February 14, 2022	February 28, 2022	$0.035
October 22, 2021	March 17, 2022	March 31, 2022	$0.035
March 1, 2022	April 15, 2022	April 29, 2022	$0.035
March 1, 2022	May 17, 2022	May 31, 2022	$0.035
March 1, 2022	June 16, 2022	June 30, 2022	$0.035

The Company’s management evaluated subsequent events through the date of issuance of these financial statements and noted no other events that necessitate adjustments to or disclosure in the financial statements.

Item 9. Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2021 based on the criteria in Internal Control — Integrated Framework issued by COSO.

(c) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

Name	Age	Position	Director Since	Term Expires
Interested Directors
Jonathan H. Cohen	57	Chief Executive Officer	2003	2024
Charles M. Royce	82	Director	2003	2023
Independent Directors
Steven P. Novak	74	Chairman of the Board	2003	2023
George Stelljes III	60	Director	2016	2024
Barry Osherow	49	Director	2021	2022
Executive Officers
Saul B. Rosenthal	53	President and Chief Operating Officer
Bruce L. Rubin	62	Chief Financial Officer, Corporate Secretary and Treasurer
Gerald Cummins	66	Chief Compliance Officer

Jonathan H. Cohen has served as Chief Executive Officer of both OXSQ and Oxford Square Management, and as the managing member of Oxford Funds, since 2003. Mr. Cohen has also served as Chief Executive Officer and Director of Oxford Lane Capital Corp. (NasdaqGS:OXLC), a registered closed-end fund, and as Chief Executive Officer of Oxford Lane Management, since 2010. Since 2015 and 2018, respectively, Mr. Cohen has also served as the Chief Executive Officer of Oxford Gate Management, LLC, or “Oxford Gate Management,” the investment adviser to Oxford Gate Master Fund, LLC, Oxford Gate, LLC, and Oxford Gate (Bermuda) LLC, (collectively the “Oxford Gate Funds”) and Oxford Bridge II, LLC. Oxford Bridge II, LLC and the Oxford Gate Funds are private investment funds. Previously, Mr. Cohen managed technology equity research groups at Wit Capital, Merrill Lynch, UBS and Smith Barney. Mr. Cohen is member of the Board of Trustees of Connecticut College. Mr. Cohen received a B.A. in Economics from Connecticut College and an M.B.A. from Columbia University. Mr. Cohen’s depth of experience in managerial positions in investment management, securities research and financial services, as well as his intimate knowledge of our business and operations, gives our Board valuable industry-specific knowledge and expertise on these and other matters.

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

Barry Osherow is currently at Level Equity Management, LLC (“Level Equity”), a private investment firm focused on rapidly growing software and technology-driven businesses, and is a partner in and manages Level Equity’s structured capital funds. Prior to joining Level Equity in 2016, Mr. Osherow was with Enhanced Capital Partners, Inc., as Managing Partner and Investment Committee Member of the firm’s SBIC fund. Prior to that, Mr. Osherow was a member of the founding team of Oxford Square Capital Corp. (formerly known as Technology Investment Capital Corp.) and served as Principal and Head of Direct Lending. Previously, Mr. Osherow was an Associate in the Private Equity Group at Wit Capital (which became SoundView Technology Group) focused on raising private equity for technology and Internet businesses and was a member of the founding team in 1996. Mr. Osherow also previously served as Vice President of Business Development at Spring Street Brewing Company and as an Associate with Lehman Brothers. He graduated from Babson College with a B.S. with a concentration in International Business. Mr. Osherow was selected to serve on the Board due to his more than twenty-five years of experience as a finance executive and extensive credit experience with middle-market companies.

George “Chip” Stelljes III is currently the managing partner of St. John’s Capital, LLC, a vehicle used to make private equity investments. From 2001 to 2013, Mr. Stelljes held various senior positions with the Gladstone Companies, including serving as the chief investment officer, president and a director of Gladstone Capital Corporation and Gladstone Investment Corporation, both of which are business development companies, of Gladstone Commercial Corporation, a real estate investment trust, and of their registered investment adviser, Gladstone Management Corporation. From 1999 to 2001, Mr. Stelljes was a managing member of Camden Partners, a private equity firm which finances high growth companies in communications, education, healthcare and business services sectors. From 1997 to 1999, Mr. Stelljes was a managing director and partner of Columbia Capital, a venture capital firm focused on investments in communications and information technology. From 1989 to 1997, Mr. Stelljes held various positions, including executive vice president and principal, with the Allied Capital companies. From 2001 through 2012, Mr. Stelljes served as a general partner and investment committee member of Patriot Capital and Patriot Capital II, which are private equity funds. Mr. Stelljes is currently the chairman of the board of directors of Bluestone Community Development Fund, a closed-end investment company that operates as an interval fund. He is also a former board member and regional president of the National Association of Small Business Investment Companies. Mr. Stelljes holds an MBA from the University of Virginia and a BA in Economics from Vanderbilt University. Mr. Stelljes was selected to serve as a director on our Board due to his more than twenty-five years of experience in the investment analysis, management, and advisory industries.

Saul B. Rosenthal has served as President since 2004 of OXSQ and Oxford Square Management, and is a member of Oxford Funds. In addition, Mr. Rosenthal has served as President and a Director of Oxford Lane Capital Corp. (NasdaqGS:OXLC), a registered closed-end fund, and as President of Oxford Lane Management, since 2010. Mr. Rosenthal has also served as President of Oxford Gate Management, the investment advisor to Oxford Gate Funds and Oxford Bridge II, LLC, since 2018. Mr. Rosenthal was previously an attorney at the law firm of Shearman & Sterling LLP. Mr. Rosenthal serves on the board of the National Museum of Mathematics. Mr. Rosenthal received a B.S., magna cum laude, from the Wharton School of the University of Pennsylvania, a J.D. from Columbia University Law School, where he was a Harlan Fiske Stone Scholar, and a LL.M. (Taxation) from New York University School of Law.

Bruce L. Rubin has served as the Company’s Controller since 2005, the Company’s Senior Vice President and Treasurer since 2009, the Company’s Chief Accounting Officer since August 2015 and the Company’s Chief Financial Officer and Secretary since August 2015. Mr. Rubin has also served as Oxford Lane Capital Corp.’s Chief Financial Officer and Secretary since August 2015, and as its Treasurer and Controller since its initial public offering in 2011. Mr. Rubin also currently serves as the Chief Financial Officer and Secretary of Oxford Lane Management, LLC, Oxford Square Management, Oxford Funds and Oxford Gate Management, LLC. From 1995 to 2003, Mr. Rubin was the Assistant Treasurer & Director of Financial Planning of the New York Mercantile Exchange, Inc., the largest physical commodities futures exchange in the world and has extensive experience with Sarbanes-Oxley, treasury operations and SEC reporting requirements. From 1989 to 1995, Mr. Rubin was a manager in financial operations for the American Stock Exchange, where he was primarily responsible for budgeting matters. Mr. Rubin began his career in commercial banking as an auditor primarily of the commercial lending and municipal bond dealer areas. Mr. Rubin received his BBA in Accounting from Hofstra University where he also obtained his M.B.A. in Finance.

Gerald Cummins has served as the Company’s Chief Compliance Officer since June 2015 pursuant to an agreement between the Company and Foreside, a compliance consulting firm. Mr. Cummins also currently serves as the Chief Compliance Officer of Oxford Square Management, Oxford Lane Capital Corp., Oxford Lane Management, LLC, Oxford Funds LLC, and since 2018, Oxford Gate Management, LLC. Mr. Cummins has been a Director of Foreside since June 2014 and in that capacity he also serves as the Chief Compliance Officer to an unaffiliated business development company. Prior to joining Foreside, Mr. Cummins was a consultant for Barclays Capital Inc. from 2012 to 2013, where he participated in numerous compliance projects on pricing and valuation, compliance assessments, and compliance policy and procedure development. Prior to his consulting work at Barclays, Mr. Cummins was from 2010 to 2011 the Chief Operating Officer and the Chief Compliance Officer for BroadArch Capital and from 2009 to 2011 the Chief Financial Officer and Chief Compliance Officer to its predecessor New Castle Funds, a long-short equity asset manager. Prior to that, Mr. Cummins spent 25 years at Bear Stearns Asset Management, where he was a Managing Director and held senior compliance, controllers and operations risk positions. Mr. Cummins graduated with a B.A. in Mathematics from Fordham University.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) which applies to our senior officers, including our Chief Executive Officer and our Chief Financial Officer, as well as every officer, director and employee of OXSQ. Our Code can be accessed via our website at http://www.oxfordsquarecapital.com. We intend to disclose amendments to or waivers from a required provision of the Code on Form 8-K. We intend to disclose any substantive amendments to, or waivers from, this Code within four business days of the waiver or amendment through a posting on our website.

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board implemented since the filing of our Proxy Statement for our 2021 Annual Meeting of Stockholders.

Audit Committee

The Audit Committee operates pursuant to a charter approved by our Board, a copy of which is available on our website at www.oxfordsquarecapital.com. The charter sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include recommending the selection of our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements and periodic filings, and receiving the audit reports covering our financial statements. The Audit Committee is presently composed of three persons: Messrs. Novak, Osherow and Stelljes, all of whom are considered independent under the rules promulgated by the NASDAQ Global Stock Market. Our Board has determined that Mr. Novak is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act. Messrs. Novak, Osherow and Stelljes each meet the current independence and experience requirements of Rule 10A-3 of the Exchange Act and, in addition, are each not an “interested person” of OXSQ as defined in Section 2(a)(19) of the 1940 Act. Mr. Novak currently serves as Chairman of the Audit Committee. The Audit Committee met on eight occasions during 2021.

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

The compensation of our Chief Financial Officer and Corporate Secretary is paid by our administrator, Oxford Funds, subject to reimbursement by us of an allocable portion of such compensation for services rendered by our Chief Financial Officer and Corporate Secretary to OXSQ. The allocable portion of such compensation that is reimbursed to Oxford Funds by us is based on an estimate of the time spent by our Chief Financial Officer and Corporate Secretary and other administrative personnel in performing their respective duties for us in accordance with the Administration Agreement. For the fiscal year ended December 31, 2021, we accrued approximately $0.7 million for the allocable portion of compensation expenses incurred by Oxford Funds on our behalf for our Chief Financial Officer, our Treasurer and Controller, and other administrative support personnel, pursuant to our Administration Agreement with Oxford Funds. Mr. Cummins is a Director of Foreside, and performs his functions as our Chief Compliance Officer under the terms of an agreement between us and Foreside. For the fiscal year ended December 31, 2021, we accrued approximately $120,000 for the fees paid to Foreside.

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

The following table sets forth compensation of our directors for the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash(1)	All Other Compensation(2)	Total
Interested Directors
Jonathan H. Cohen	$—	—	$—
Charles M. Royce	$—	—	$—
Independent Directors
Steven P. Novak	$185,667	—	$185,667
Richard W. Neu(3)	$93,000	—	$93,000
Barry Osherow(3)	$56,000	—	$56,000
George Stelljes III	$155,833	—	$155,833

____________

(1)      For a discussion of the independent directors’ compensation, see above.

(2)      We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.

(3)      On July 12, 2021, Richard W. Neu resigned as a director of the Board. In addition, on July 12, 2021, Barry A. Osherow was appointed as a director of the Board to fill the vacancy created by the resignation of Richard W. Neu.

Compensation Committee

The Compensation Committee operates pursuant to a charter approved by our Board, a copy of which is available on our website at www.oxfordsquarecapital.com. The charter sets forth the responsibilities of the Compensation Committee. The Compensation Committee is responsible for annually reviewing and recommending for approval to our Board the Investment Advisory Agreement and the Administration Agreement. The Compensation Committee is also responsible for reviewing and approving the compensation of the Independent Directors, including the Chairman of the Board. In addition, although we do not directly compensate our executive officers currently, to the extent that we do so in the future, the Compensation Committee would also be responsible for reviewing and evaluating their compensation and making recommendations to the Board regarding their compensation. Lastly, the Compensation Committee would produce a report on our executive compensation practices and policies for inclusion in our proxy statement if required by applicable proxy rules and regulations and, if applicable, make recommendations to the Board on our executive compensation practices and policies. The Compensation Committee has the authority to engage compensation consultants and to delegate their duties and responsibilities to a member or to a subcommittee of the Compensation Committee. The Compensation Committee is presently composed of three persons: Messrs. Novak, Osherow and Stelljes, all of whom are considered independent under the rules of the NASDAQ Global Select Market and are not “interested persons” of Oxford Square Capital Corp. as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Novak serves as Chairman of the Compensation Committee. The Compensation Committee met one time during 2021.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2021 none of the Company’s executive officers served on the Board (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the Compensation Committee of the Company or on the Board of the Company. No current or past executive officers of the Company or its affiliates serve on the Company’s Compensation Committee.

Compensation Committee Report

Currently, none of our executive officers are compensated by the Company and as such the Compensation Committee is not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 1, 2022, the beneficial ownership of each director, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Class(2)
Interested Directors
Jonathan H. Cohen(3)	1,469,223	3.0%
Charles M. Royce(4)	1,524,516	3.1%
Independent Directors
Steven P. Novak(5)	27,410	*
Barry Osherow	1,863	*
George Stelljes III	34,000	*
Executive Officers
Saul B. Rosenthal(3)	1,307,439	2.6%
Bruce L. Rubin	8,212	*
Gerald Cummins	—	—
Executive Officers and Directors as a Group(6)	4,371,739	8.8%

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

(2)      Based on a total of 49,710,887 of our common stock issued and outstanding on March 1, 2022.

(3)      Includes approximately 924 shares held by Oxford Funds, which may be deemed to be beneficially owned by Messrs. Cohen and Rosenthal by virtue of their ownership interests therein.

(4)      Mr. Royce may be deemed to beneficially own 1,230,302 held by Royce Family Investments, LLC and 294,214 held by Royce Family Fund, Inc. Mr. Royce disclaims beneficial ownership of any shares directly held by Royce Family Fund, Inc. The address for both of these entities is 745 Fifth Avenue, New York, New York 10151.

(5)      These shares are held by Mr. Novak’s spouse, which Mr. Novak may be deemed to beneficially own.

(6)      The approximately 924 shares held by Oxford Funds, described in footnote 3 above, are included in the number of shares held by each of Mr. Cohen and Mr. Rosenthal, but are only counted once in the total held by the executive officers and directors as a group.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of March 1, 2022.

Name of Director	Dollar Range of Equity Securities Beneficially Owned(1)(2)
Interested Directors
Jonathan H. Cohen	Over $100,000
Charles M. Royce	Over $100,000
Independent Directors
Steven P. Novak	Over $100,000
Barry Osherow	$1 – $10,000
George Stelljes III	Over $100,000

____________

(1)      The dollar ranges are: None, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or Over $100,000.

(2)      The dollar range of equity securities beneficially owned in us is based on the closing price for our common stock of $4.11 on March 1, 2022 on the NASDAQ Global Select Market. Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

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

Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, at Oxford Gate Management, LLC, the investment adviser to the Oxford Gate Funds and Oxford Bridge II, LLC. Oxford Funds is the managing member of Oxford Gate Management, LLC. In addition, Bruce L. Rubin serves as the Chief Financial Officer and Secretary, and Gerald Cummins serves as the Chief Compliance Officer, respectively, of Oxford Gate Management, LLC.

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

As a result, certain conflicts of interest may arise with respect to the management of our portfolio by Messrs. Cohen and Rosenthal on the one hand, and the obligations of Messrs. Cohen and Rosenthal to manage Oxford Lane Capital Corp., Oxford Bridge II, LLC and the Oxford Gate Funds, respectively, on the other hand.

Oxford Square Management, Oxford Lane Management, LLC and Oxford Gate Management, LLC are subject to a written policy with respect to the allocation of investment opportunities among the Company, Oxford Lane Capital Corp., Oxford Bridge II, LLC and the Oxford Gate Funds. Where investments are suitable for more than one entity, the allocation policy generally provides that, depending on size and subject to current and anticipated cash availability, the absolute size of the investment as well as its relative size compared to the total assets of each entity, current and anticipated weighted average costs of capital, among other factors, an investment amount will be determined by the adviser to each entity. If the investment opportunity is sufficient for each entity to receive its investment amount, then each entity receives the investment amount; otherwise, the investment amount is reduced pro rata. On June 14, 2017, the Securities and Exchange Commission issued an order permitting the Company and certain of its affiliates to complete negotiated co-investment transactions in portfolio companies, subject to certain conditions (the “Order”). Subject to satisfaction of certain conditions to the Order, the Company and certain of its affiliates are now permitted, together with any future BDCs, registered closed-end funds and certain private funds, each of whose investment adviser is the Company’s investment adviser or an investment adviser controlling, controlled by, or under common control with the Company’s investment adviser, to co-invest in negotiated investment opportunities where doing so would otherwise be prohibited under the 1940 Act, providing the Company’s stockholders with access to a broader array of investment opportunities. Pursuant to the Order, we are permitted to co-invest in such investment opportunities with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.

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

We have also adopted a Code of Business Conduct and Ethics which applies to our senior officers, including our Chief Executive Officer and Chief Financial Officer, as well as all of our officers, directors and employees. Our Code of Business Conduct and Ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Pursuant to our Code of Business Conduct and Ethics, each employee, officer and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict. Our Audit Committee is charged with approving any waivers under our Code of Business Conduct and Ethics. As required by the NASDAQ Global Select Market corporate governance listing standards, the Audit Committee of our Board is also required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

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

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2021 and December 31, 2020. PricewaterhouseCoopers LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

For the years ended December 31, 2021 and December 31, 2020, the Company incurred the following fees for services provided by PricewaterhouseCoopers LLP including expenses:

	Fiscal Year Ended December 31, 2021	Fiscal Year Ended December 31, 2020
Audit Fees	$984,350	$899,308
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees:	$984,350	$899,308

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

During the year ended December 31, 2021, the Audit Committee pre-approved 100% of non-audit services in accordance with the pre-approval policy described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
3.2	Articles of Amendment (Incorporated by reference to Current Report on Form 8-K filed December 3, 2007).
3.3	Articles of Amendment (Incorporated by reference to the Registrant’s current report on Form 8-K, filed on March 20, 2018).
3.4	Articles of Amendment (Incorporated by reference to the Registrant’s current report on Form 8-K, filed on March 20, 2018).
3.5	Fourth Amended and Restated Bylaws.*
4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
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
4.9

Third Supplemental Indenture, dated as of May 20, 2021, relating to the 5.50% Notes due 2028, by and between Oxford Square Capital Corp. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed May 20, 2021).

4.10	Form of 5.50% Notes due 2028 (Incorporated by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K filed May 20, 2021).
10.1	Investment Advisory Agreement between Registrant and Oxford Square Management, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on July 1, 2011).
10.2	Custodian Agreement between Registrant and U.S. Bank National Association (Incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 10-Q, filed on November 6, 2014).
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

OXFORD Square CAPITAL CORP.
Date: March 4, 2022	/s/ Jonathan H. Cohen
Jonathan H. Cohen Chief Executive Officer (Principal Executive Officer)
Date: March 4, 2022	/s/ Bruce L. Rubin
Bruce L. Rubin Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 4, 2022	/s/ Steven P. Novak
Steven P. Novak Chairman of the Board of Directors
Date: March 4, 2022	/s/ Jonathan H. Cohen
Jonathan H. Cohen Chief Executive Officer and Director (Principal Executive Officer)
Date: March 4, 2022	/s/ Barry Osherow
Barry Osherow Director
Date: March 4, 2022	/s/ Charles M. Royce
Charles M. Royce Director
Date: March 4, 2022	/s/ George Stelljes III
George Stelljes III Director