Form 10-Q
period 2022-03-31
Oxford Square Capital Corp.
filed 2022-04-28
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

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

_______________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of April 27, 2022, was 49,721,642.

OXFORD SQUARE CAPITAL CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Non-affiliated/non-control investments (cost: $494,085,345 and $495,212,632, respectively)	$405,220,734	$420,038,717
Affiliated investments (cost: $16,836,822 and $16,836,822, respectively)	973,338	772,491
Cash and cash equivalents	15,073,861	9,015,700
Interest and distributions receivable	3,281,635	3,064,477
Other assets	628,467	615,109
Total assets	$425,178,035	$433,506,494
LIABILITIES
Notes payable – 6.50% Unsecured Notes, net of deferred issuance costs of $650,297 and $730,361, respectively	$63,719,928	$63,639,864
Notes payable – 6.25% Unsecured Notes, net of deferred issuance costs of $952,433 and $1,009,924, respectively	43,838,317	43,780,826
Notes payable – 5.50% Unsecured Notes, net of deferred issuance costs of $2,444,240 and $2,539,305 respectively	78,055,760	77,960,695
Securities purchased not settled	4,925,000	—
Base Fee and Net Investment Income Incentive Fee payable to affiliate	1,606,503	1,688,712
Accrued interest payable	1,216,109	1,216,109
Accrued expenses	512,291	625,163
Total liabilities	193,873,908	188,911,369
COMMITMENTS AND CONTINGENCIES (Note 13)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized; 49,721,642 and 49,690,059 shares issued and outstanding, respectively	497,216	496,900
Capital in excess of par value	434,586,740	434,462,322
Total distributable earnings/(accumulated losses)	(203,779,829)	(190,364,097)
Total net assets	231,304,127	244,595,125
Total liabilities and net assets	$425,178,035	$433,506,494
Net asset value per common share	$4.65	$4.92

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited)
March 31, 2022

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes
Business Services
Access CIG, LLC
second lien senior secured notes, 8.21% (LIBOR + 7.75%), (0.00% floor) due February 27, 2026(4)(5)(14)(15)	February 14, 2018	$16,754,000	$16,817,478	$16,586,460

ConvergeOne Holdings, Inc.
first lien senior secured notes, 5.46% (LIBOR + 5.00%), (0.00% floor) due January 4, 2026(4)(5)(6)(14)(15)	June 4, 2021	5,335,901	5,284,879	5,109,125
second lien senior secured notes, 8.96% (LIBOR + 8.50%), (0.00% floor) due January 4, 2027(4)(5)(14)(15)	June 3, 2021	15,000,000	14,399,621	13,500,000

Convergint Technologies, LLC
second lien senior secured notes, 7.50% (LIBOR + 6.75%), (0.75% floor) due March 29, 2029(4)(5)(15)	March 18, 2021	11,000,000	10,953,840	10,972,500

OMNIA Partners, Inc.
second lien senior secured notes, 8.51%(LIBOR + 7.50%), (0.00% floor) due May 22, 2026(4)(5)(6)(14)(16)	May 17, 2018	13,813,403	13,773,671	13,537,135

Premiere Global Services, Inc.
first lien senior secured notes, 8.75% (Prime Rate + 5.50%), (1.00% floor) due June 8, 2023(4)(5)(6)(17)(29)	October 1, 2019	11,821,914	11,469,896	—
replacement revolver, 8.75% (Prime Rate + 5.50%), (1.00% floor) due June 30, 2022(4)(5)(17)(28)(29)	October 1, 2019	2,452,012	2,378,999	956,285
second lien senior secured notes, 0.50% Cash, 10.00% PIK (LIBOR + 9.00%) (1.00% floor) due June 6, 2024(3)(4)(5)(10)(17)	October 1, 2019	12,903,268	9,817,795	—

RSA Security, LLC
second lien senior secured notes, 8.50% (LIBOR + 7.75%), (0.75% floor) due April 27, 2029(4)(5)(14)(16)	April 16, 2021	15,000,000	14,756,340	13,650,000

Verifone Systems, Inc.
first lien senior secured notes, 4.50% (LIBOR + 4.00%), (0.00% floor) due August 20, 2025(4)(5)(6)(14)(16)	June 17, 2020	12,665,746	12,099,396	12,475,760
Total Business Services			$111,751,915	$86,787,265	37.5%

Diversified Insurance
Affinion Insurance Solutions, Inc. (f/k/a AIS Intermediate, LLC)
first lien senior secured notes, 5.30% (LIBOR + 5.00%), (0.00% floor) due August 15, 2025(4)(5)(6)(14)(16)	January 7, 2021	$15,209,069	$14,826,054	$14,942,910

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited) — (continued)
March 31, 2022

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
Diversified Insurance – (continued)
AmeriLife Group LLC
second lien senior secured notes, 9.50%(LIBOR + 8.50%), (1.00% floor) due March 20, 2028(4)(5)(15)	March 18, 2020	$11,000,000	$10,818,016	$10,917,500
Total Diversified Insurance			$25,644,070	$25,860,410	11.2%

Healthcare
Careismatic Brands, Inc. (f/k/a New Trojan Parent, Inc.)
second lien senior secured notes, 7.75% (LIBOR + 7.25%), (0.50% floor) due January 5, 2029(4)(5)(15)	January 22, 2021	$12,000,000	$11,941,363	$11,280,000

HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)
first lien senior secured notes, 4.96% (LIBOR + 4.50%), (0.00% floor) due April 3, 2025(4)(5)(6)(14)(15)	October 31, 2018	19,172,085	18,834,909	17,382,754

Viant Medical Holdings, Inc.
first lien senior secured notes, 4.21% (LIBOR + 3.75%), (0.00% floor) due July 2, 2025(4)(5)(6)(14)(15)	June 26, 2018	9,650,000	9,648,697	9,055,464
second lien senior secured notes, 8.21% (LIBOR + 7.75%), (0.00% floor) due July 2, 2026(4)(5)(14)(15)	June 26, 2018	5,000,000	4,970,255	4,591,650
Total Healthcare			$45,395,224	$42,309,868	18.3%

Plastics Manufacturing
Spectrum Holdings III Corp. (f/k/a KPEX Holdings, Inc.)
first lien senior secured notes, 4.26% (LIBOR + 3.25%), (1.00% floor) due January 31, 2025(4)(5)(6)(14)(16)	June 24, 2020	$12,937,417	$12,323,038	$12,419,920
Total Plastics Manufacturing			$12,323,038	$12,419,920	5.4%

Software
Aspect Software, Inc.
first lien senior secured notes, 6.00% (LIBOR + 5.25%), (0.75% floor) due May 8, 2028(4)(5)(6)(14)(16)	May 18, 2021	$7,940,000	$7,823,229	$7,689,414
second lien senior secured notes, 9.75% (LIBOR + 9.00%), (0.75% floor) due May 7, 2029(4)(5)(14)(16)	May 3, 2021	7,000,000	6,804,219	6,720,000

Dodge Data & Analytics, LLC
first lien senior secured notes, 5.25% (SOFR + 4.75%), (0.50% floor) due February 12, 2029(4)(5)(14)(30)	February 10, 2022	5,000,000	4,925,000	4,887,500
second lien senior secured notes, 9.05% (SOFR + 8.25%), (0.50% floor) due February 25, 2030(4)(5)(14)(30)	February 10, 2022	15,000,000	14,780,609	14,325,000

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited) — (continued)
March 31, 2022

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
Software – (continued)
Help/Systems Holdings, Inc.
second lien senior secured notes, 7.50% (LIBOR + 6.75%), (0.75% floor) due November 19, 2027(4)(5)(15)	October 14, 2021	$8,000,000	$8,011,547	$7,870,000

Magenta Buyer LLC (f/k/a McAfee Enterprise)
second lien senior secured notes, 9.00% (LIBOR + 8.25%), (0.75% floor) due July 27, 2029(4)(5)(14)(16)	October 20, 2021	14,968,714	14,922,537	14,800,316

Quest Software, Inc.
first lien senior secured notes, 4.75% (SOFR + 4.25%), (0.50% floor) due February 1, 2029(4)(5)(14)(30)	January 20, 2022	3,000,000	2,970,864	2,955,000
second lien senior secured notes, 8.15% (SOFR + 7.65%), (0.50% floor) due February 1, 2030(4)(5)(14)(30)	January 20, 2022	20,000,000	19,709,182	19,362,600
Total Software			$79,947,187	$78,609,830	34.0%

Telecommunications Services
Global Tel Link Corp.
second lien senior secured notes, 10.41% (SOFR + 10.00%), (0.00% floor) due November 29, 2026(4)(5)(14)(30)	November 20, 2018	$17,000,000	$16,800,214	$16,201,000
Total Telecommunication Services			$16,800,214	$16,201,000	7.0%

Utilities
CLEAResult Consulting, Inc.
second lien senior secured notes, 7.70% (LIBOR + 7.25%), (0.00% floor) due August 10, 2026(4)(5)(15)	August 3, 2018	$7,650,000	$7,664,933	$7,497,000
Total Utilities			$7,664,933	$7,497,000	3.2%
Total Senior Secured Notes			$299,526,581	$269,685,293	116.6%

Collateralized Loan Obligation – Equity Investments
Structured Finance
Atlas Senior Loan Fund XI, Ltd.
CLO subordinated notes, estimated yield 2.76% due July 26, 2031(9)(11)(12)(18)(24)	April 5, 2019	$5,725,000	$3,358,055	$2,347,250

Babson CLO Ltd. 2015-I
CLO subordinated notes, estimated yield 15.14% due January 21, 2031(9)(11)(12)(18)	July 26, 2018	8,512,727	2,886,252	2,426,127

BlueMountain CLO 2014-2 Ltd.
CLO subordinated notes, estimated yield 6.21% due October 20, 2030(9)(11)(12)(18)	April 3, 2019	6,374,000	2,312,529	1,689,110

Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 18, 2029(9)(11)(12)(18)(24)	March 19, 2013	6,250,000	705,530	193,750

Carlyle Global Market Strategies CLO 2021-6, Ltd.
CLO subordinated notes, estimated yield 13.04% due July 17, 2034(9)(11)(12)(14)(18)	June 30, 2021	44,600,000	33,945,671	31,666,000

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited) — (continued)
March 31, 2022

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 11.44% due April 20, 2034(9)(11)(12)(18)	October 23, 2013	$18,000,000	$11,568,276	$9,720,000

Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 11.99% due April 20, 2034(9)(11)(12)(18)	May 15, 2017	7,700,000	6,880,047	6,160,000

CIFC Funding 2014-3, Ltd.
CLO subordinated notes, estimated yield 3.88% due October 22, 2031(9)(11)(12)(18)(24)	January 24, 2017	10,000,000	4,615,829	3,150,000

Dryden 43 Senior Loan Fund
CLO subordinated notes, estimated yield 14.65% due April 20, 2034(9)(11)(12)(18)(24)	June 1, 2021	10,000,000	6,758,411	6,500,000

Madison Park Funding XVIII, Ltd.
CLO subordinated notes, estimated yield 31.20% due October 21, 2030(9)(11)(12)(18)(24)	May 22, 2020	12,500,000	5,212,312	6,437,500

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 16.38% due January 22, 2028(9)(11)(12)(18)(24)	May 11, 2016	5,422,500	3,484,330	3,036,600

Nassau 2019-I Ltd.
CLO subordinated notes, estimated yield 9.34% due April 15, 2031(9)(11)(12)(18)	April 11, 2019	23,500,000	14,817,749	10,457,500

Octagon Investment Partners 49, Ltd.
CLO subordinated notes, estimated yield 18.96% due January 18, 2033(9)(11)(12)(14)(18)	December 11, 2020	28,875,000	20,915,801	18,966,991

Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 0.38% due July 25, 2030(9)(11)(12)(14)(18)	August 1, 2018	45,500,000	27,626,210	15,925,000

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 17, 2026(9)(11)(12)(18)(24)	January 25, 2013	14,447,790	6,229,301	433,434

Telos CLO 2013-4, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 17, 2030(9)(11)(12)(18)(24)	May 20, 2015	11,350,000	5,543,559	1,499,039

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 17, 2028(9)(11)(12)(18)	April 11, 2014	28,500,000	18,179,226	2,850,000

THL Credit Wind River 2012-1 CLO, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 15, 2026(9)(11)(12)(18)	June 11, 2015	7,500,000	2,904,463	22,500

Venture XVII, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(24)	January 27, 2017	6,200,000	2,529,859	695,933

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited) — (continued)
March 31, 2022

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT/SHARES	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Venture XX, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(24)	July 27, 2018	$3,000,000	$957,887	$741,000

Venture 35 CLO, Limited
CLO subordinated notes, estimated yield 19.34% due October 22, 2031(9)(11)(12)(18)	December 7, 2020	5,000,000	2,361,449	2,400,000

Venture 39 CLO, Limited
CLO subordinated notes, estimated yield 27.80% due April 15, 2033(9)(11)(12)(18)	May 8, 2020	5,150,000	3,039,972	3,656,500

West CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 18, 2026(9)(11)(12)(18)(24)	May 12, 2017	9,250,000	1,236,961	148,000

Westcott Park CLO, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 20, 2028(9)(11)(12)(18)	September 16, 2020	19,000,000	—	551,000

Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 15, 2029(9)(11)(12)(18)	May 3, 2017	10,500,000	6,021,226	2,205,000

CLO Equity Side Letter Related Investments(11)(12)(13)(25)(26)			467,859	1,657,207
Total Structured Finance			$194,558,764	$135,535,441	58.6%
Total Collateralized Loan Obligation – Equity Investments			$194,558,764	$135,535,441	58.6%

Common Stock
IT Consulting
Unitek Global Services, Inc.
common equity(7)(27)	January 13, 2015	1,244,188	$684,960	$—
Total IT Consulting			$684,960	$—	0.0%
Total Common Stock			$684,960	$—	0.0%

Preferred Stock
IT Consulting
Unitek Global Services, Inc.
Series B Preferred Stock(3)(17)(21)(27)	June 26, 2019	14,872,875	$9,002,159	$—
Series B Senior Preferred Stock(3)(17)(22)(27)	June 26, 2019	7,251,086	4,535,443	—
Series B Super Senior Preferred Stock(3)(17)(23)(27)	June 26, 2019	4,055,575	2,614,260	973,338
Total IT Consulting			$16,151,862	$973,338	0.4%
Total Preferred Equity			$16,151,862	$973,338	0.4%

Total Investments in Securities(8)			$510,922,167	$406,194,072	175.6%

Cash Equivalents
First American Government Obligations Fund(19)		14,819,310	$14,819,310	$14,819,310
Total Cash Equivalents			$14,819,310	$14,819,310	6.4%
Total Investments in Securities and Cash Equivalents			$525,741,477	$421,013,382	182.0%

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

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited) — (continued)
March 31, 2022

(3)      As of March 31, 2022, the portfolio includes $12,903,268 principal amount of debt investments and 26,179,536 shares of preferred stock investments which contain a PIK provision.

(4)      Notes bear interest at variable rates and are subject to an interest rate floor where disclosed. The rate disclosed is as of March 31, 2022.

(5)      Cost value reflects accretion of original issue discount or market discount, or amortization of premium.

(6)      Cost value reflects repayment of principal

(7)      Non-income producing at the relevant period end.

(8)      Aggregate gross unrealized appreciation for U.S. federal income tax purposes is $4,795,345; aggregate gross unrealized depreciation for U.S. federal income tax purposes is $124,144,957. Net unrealized depreciation is $119,349,612 based upon an estimated tax cost basis of $525,543,684 as of March 31, 2022.

(9)      Cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO equity investments.

(10)    The principal balance outstanding for this debt investment, in whole or in part, is indexed to 180-day LIBOR.

(11)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2022, the Company held qualifying assets that represented 67.7% of its total assets.

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

(17)    As of March 31, 2022, this debt or preferred equity investment was on non-accrual status. The aggregate fair value of these investments was approximately $1.9 million.

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

(19)    Represents cash equivalents held in money market accounts as of March 31, 2022.

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

(24)    The investment is co-invested with the Company’s affiliates. See “Note 7. Related Party Transactions.”

(25)    The CLO equity side letter related investments have acquisition dates from October 2013 through March 2022.

(26)    Cost value reflects amortization.

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited) — (continued)
March 31, 2022

(27)    These investments are deemed to be an “affiliate,” as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned between 5% and 25% of its voting securities. We do not “control” any of our portfolio companies. Fair value as of December 31, 2021 and March 31, 2022 along with transactions during the year ended March 31, 2022 in these affiliated investments are as follows:

Name of Issuer	Title of Issue	Amount of Interest or Dividends Credited to Income(a)	Fair Value as of December 31, 2021	Gross Additions(b)	Gross Reductions(c)	Net Change in Unrealized Appreciation	Fair Value as of March 31, 2022
AFFILIATED INVESTMENT:
Unitek Global Systems, Inc.	Common Stock	$—	$—	$—	$—	$—	$—
	Series B Preferred Stock	—	—	—	—	—	—
	Series B Senior Preferred Stock	—	—	—	—	—	—
	Series B Super Senior Preferred Stock	—	772,491	—	—	200,847	973,338
Total Affiliated Investment		—	772,491	—	—	200,847	973,338
Total Control Investment		—	—	—	—	—	—
TOTAL CONTROL AND AFFILIATED INVESTMENTS		$—	$772,491	$—	$—	$200,847	$973,338

__________

(a)       Represents the total amount of interest or distributions credited to income for the portion of the year an investment was an affiliate investment.

(b)       Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees. For the three months ended March 31, 2022, a total of approximately $1.0 million of paid-in-kind dividends were entitled to be received yet deemed uncollectible.

(c)       Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs.

(28)    As part of a restructuring completed on September 17, 2021, a portion of the Company’s investment in the first lien senior secured notes of Premiere Global Services, Inc. was converted into a like amount of a new revolving credit facility (the “Replacement Revolver”). On March 31, 2022, the maturity date of the Replacement Revolver was amended from March 31, 2022 to June 30, 2022, compared to the maturity date of first lien senior secured notes of June 8, 2023. The cost basis of the Replacement Revolver was established by allocating a portion of the cost basis from the first lien senior secured notes pro-rata based on the amount of principal that was converted from the first lien senior secured notes to the Replacement Revolver. The Replacement Revolver has no unfunded commitment and is on non-accrual status as of March 31, 2022.

(29)    Note bears interest at 5.50%, plus the greater of: the Wall Street Journal quoted Prime Rate, Federal Funds effective rate plus 1.00%, or the one-month reserve adjusted Eurodollar Base Rate plus 1.00%. The rate disclosed is as of March 31, 2022.

(30)    The principal balance outstanding for this debt investment, in whole or in part, is indexed to SOFR.

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
Diversified Insurance – (continued)
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

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2021

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT/ Shares	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Venture XX, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(24)	July 27, 2018	$3,000,000	$1,145,750	$690,000

Venture 35 CLO, Limited
CLO subordinated notes, estimated yield 17.90% due October 22, 2031(9)(11)(12)(18)	December 7, 2020	5,000,000	2,422,726	2,600,000

Venture 39 CLO, Limited
CLO subordinated notes, estimated yield 20.76% due April 15, 2033(9)(11)(12)(18)	May 8, 2020	5,150,000	3,016,229	3,914,000

West CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 18, 2026(9)(11)(12)(18)(24)	May 12, 2017	9,250,000	1,359,343	231,250

Westcott Park CLO, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 20, 2028(9)(11)(12)(18)	September 16, 2020	19,000,000	—	665,000

Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 15, 2029(9)(11)(12)(18)	May 3, 2017	10,500,000	6,391,137	3,045,000

CLO Equity Side Letter Related Investments(11)(12)(13)(25)(26)			500,785	1,785,011
Total Structured Finance			$204,678,065	$155,583,541	63.6%
Total Collateralized Loan Obligation – Equity Investments			$204,678,065	$155,583,541	63.6%

Common Stock
IT Consulting
Unitek Global Services, Inc.
Common equity(7)(27)	January 13, 2015	1,244,188	$684,960	$—
Total IT Consulting			$684,960	$—	0.0%
Total Common Stock			$684,960	$—	0.0%

Preferred Stock
IT Consulting
Unitek Global Services, Inc.
Series B Preferred Stock(3)(17)(21)(27)	June 26, 2019	14,387,303	$9,002,159	$—
Series B Senior Preferred Stock(3)(17)(22)(27)	June 26, 2019	6,922,278	4,535,443	—
Series B Super Senior Preferred Stock(3)(17)(23)(27)	June 26, 2019	3,862,453	2,614,260	772,491
Total IT Consulting			$16,151,862	$772,491	0.3%
Total Preferred Equity			$16,151,862	$772,491	0.3%

Total Investments in Securities(8)			$512,049,454	$420,811,208	172.0%

Cash Equivalents
First American Government Obligations Fund(19)			$8,398,154	$8,398,154
Total Cash Equivalents			$8,398,154	$8,398,154	3.4%
Total Investments in Securities and Cash Equivalents			$520,447,608	$429,209,362	175.4%

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

Name of Issuer	Title of Issue	Amount of Interest or Dividends Credited to Income(a)	Fair Value as of December 31, 2020	Gross Additions(b)	Gross Reductions(c)	Net Change in Unrealized Appreciation	Fair Value as of December 31, 2021
AFFILIATED INVESTMENT:
Unitek Global Systems, Inc	Common Stock	$—	$—	$—	$—	$—	$—
	Series B Preferred Stock	—	—	—	—	—	—
	Series B Senior Preferred Stock	—	—	—	—	—	—
	Series B Super Senior Preferred Stock	—	—	—	—	772,491	772,491
Total Affiliated Investment		—	—	—	—	772,491	772,491
Total Control Investment		—	—	—	—	—	—
TOTAL CONTROL AND AFFILIATED INVESTMENTS		$—	$—	$—	$—	$772,491	$772,491

__________

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

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$5,250,149	$4,222,037
Income from securitization vehicles and investments	4,441,195	4,681,300
Other income	174,526	456,353
Total investment income from non-affiliated/non-control investments	9,865,870	9,359,690
Total investment income	9,865,870	9,359,690
EXPENSES
Interest expense	3,085,366	1,883,425
Base Fee	1,606,503	1,389,250
Professional fees	344,522	684,954
Compensation expense	235,003	172,722
General and administrative	344,102	415,175
Total expenses before incentive fees	5,615,496	4,545,526
Net Investment Income Incentive Fees	—	—
Total expenses	5,615,496	4,545,526
Net investment income	4,250,374	4,814,164
Net change in unrealized (depreciation)/appreciation on investments:
Non-Affiliate/non-control investments	(13,690,696)	31,046,122
Affiliated investments	200,847	—
Total net change in unrealized (depreciation)/appreciation on investments	(13,489,849)	31,046,122
Net realized gains/(losses):
Non-affiliated/non-control investments	1,042,286	(14,071,131)
Total net realized gains /(losses)	1,042,286	(14,071,131)
Net (decrease)/increase in net assets resulting from operations	$(8,197,189)	$21,789,155
Net increase in net assets resulting from net investment income per common share (Basic and Diluted):	$0.09	$0.10
Net (decrease)/increase in net assets resulting from operations per common share (Basic and Diluted):	$(0.16)	$0.44
Weighted average shares of common stock outstanding (Basic and Diluted):	49,700,764	49,589,700
Distributions per share	$0.105	$0.105

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
(Decrease)/increase in net assets from operations:
Net investment income	$4,250,374	$4,814,164
Net change in unrealized (depreciation)/appreciation on investments	(13,489,849)	31,046,122
Net realized gains/(losses)	1,042,286	(14,071,131)
Net (decrease)/increase in net assets resulting from operations	(8,197,189)	21,789,155
Distributions to stockholders
Distributions from net investment income	(4,227,020)	(4,321,734)
Tax return of capital distributions	(991,523)	(885,174)
Total distributions to stockholders	(5,218,543)	(5,206,908)

Capital share transactions:
Reinvestment of distributions	124,734	36,840
Net increase in net assets from capital share transactions	124,734	36,840
Total (decrease)/increase in net assets	(13,290,998)	16,619,087
Net assets at beginning of period	244,595,125	225,426,526
Net assets at end of period	$231,304,127	$242,045,613

Capital share activity:
Shares issued from reinvestment of distributions	31,583	8,357
Net increase in capital share activity	31,583	8,357

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease)/increase in net assets resulting from operations	$(8,197,189)	$21,789,155
Adjustments to reconcile net (decrease)/increase in net assets resulting from operations to net cash provided by/(used in) operating activities:
Accretion of discounts on investments	(253,267)	(210,582)
Accretion of discount on notes payable and deferred debt issuance costs	232,621	137,555
Purchases of investments	(42,426,136)	(45,152,408)
Repayments of principal	38,612,386	16,431,481
Proceeds from the sale of investments	3,375,000	2,775,000
Net realized (gains)/losses on investments	(1,042,286)	14,071,131
Reductions to CLO equity cost value	7,786,589	5,946,333
Net change in unrealized depreciation/(appreciation) on investments	13,489,849	(31,046,122)
(Increase)/decrease in interest and distributions receivable	(217,158)	551,936
(Increase)/decrease in other assets	(13,358)	30,267
(Decrease)/increase in Base Fee and Net Investment Income Incentive Fee payable	(82,209)	229,547
(Decrease)/increase in accrued expenses	(112,872)	228,692
Net cash provided by/(used in) operating activities	11,151,970	(14,218,015)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid (net of stock issued under distribution reinvestment plan of $124,734 and $36,840, respectively)	(5,093,809)	(5,170,068)
Net cash used in financing activities	(5,093,809)	(5,170,068)
Net increase/(decrease) in cash and cash equivalents	6,058,161	(19,388,083)
Cash and cash equivalents, beginning of year	9,015,700	59,137,284
Cash and cash equivalents, end of year	$15,073,861	$39,749,201

NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with distribution reinvestment plan	$124,734	$36,840

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$2,852,747	$1,745,872
Securities purchased not settled	$4,925,000	$10,945,000

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2022
(unaudited)

NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim financial statements of Oxford Square Capital Corp. (“OXSQ”, or the “Company”), are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of the results for the interim period included herein. The current period’s results of operations are not necessarily indicative of results that may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”).

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2022
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, all of OXSQ’s investments are based upon Level 3 inputs as of March 31, 2022.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2022
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

NOTES TO FINANCIAL STATEMENTS
March 31, 2022
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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of March 31, 2022 and December 31, 2021, the Company had three debt investments that were on non-accrual status.

Interest income also includes a payment-in-kind (“PIK”) component on certain investments in the Company’s portfolio. Refer to the section below, “Payment-In-Kind,” for a description of PIK income and its impact on interest income.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2022
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Payment-In-Kind

The Company has debt and preferred stock investments in its portfolio that contain contractual PIK provisions. PIK interest and preferred stock dividends are computed at their contractual rates and are accrued into income and recorded as interest and dividend income, respectively. The PIK amounts are added to the principal balances on the capitalization dates. Upon capitalization, the PIK portions of the investments are valued at their respective fair values. If the Company believes that a PIK is not fully expected to be realized, the PIK investment would be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends would be reversed from the related receivable through interest or dividend income, respectively. PIK investments on non-accrual status are restored to accrual status once it becomes probable that such PIK will be ultimately collectible in cash. For the three months ended March 31, 2022 and 2021, no PIK interest was recognized as interest income. For the three months ended March 31, 2022 and 2021, the Company did not recognize dividend income due to PIK on its preferred stock investments.

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

Preferred Stock Dividends

The Company holds preferred stock investments in its portfolio that contain cumulative preferred dividends that accumulate quarterly. The Company will generally record cumulative preferred dividends as investment income when they are received or declared by the portfolio company’s board of directors or upon any voluntary or involuntary liquidation, dissolution or winding up of the portfolio company, and are collectible. There were no cumulative preferred dividends recorded as dividend income during the three months ended March 31, 2022 and 2021, as the Company deemed them to be uncollectible.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2022
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

NOTES TO FINANCIAL STATEMENTS
March 31, 2022
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The Company recognizes the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained, assuming examination by tax authorities. Through March 31, 2022, management has analyzed the Company’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions expected to be taken in the Company’s 2021 tax returns. The Company identifies its major tax jurisdictions as U.S Federal and Connecticut State. The Company did not have any uncertain tax positions that met the recognition measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company’s current tax year, 2021, 2020 and 2019 federal tax returns remain subject to examination by the Internal Revenue Service.

For tax purposes, the cost basis of the portfolio investments as of March 31, 2022 and December 31, 2021, was approximately $525,543,684 and $527,385,739, respectively.

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

NOTE 4. FAIR VALUE

The Company’s assets measured at fair value by investment type on a recurring basis as of March 31, 2022 were as follows:

	Fair Value Measurements at Reporting Date Using
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$—	$—	$269.7	$269.7
CLO Equity	—	—	135.5	135.5
Equity and Other Investments	—	—	1.0	1.0
Total Investments at fair value	—	—	406.2	406.2
Cash equivalents	14.8	—	—	14.8
Total assets at fair value	$14.8	$—	$406.2	$421.0

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2022
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

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2022 and December 31, 2021, respectively. The Company’s valuation policy, as described earlier, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or Oxford Square Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the tables below are based on fair values for all debt related calculations and CLO equity.

Assets ($ in millions)	Quantitative Information about Level 3 Fair Value Measurements			Range/Weighted Average(1)	Impact to Fair Value from an Increase in Input(2)
	Fair Value as of March 31, 2022	Valuation Techniques/ Methodologies	Unobservable Input
Senior Secured Notes	$235.7	Market quotes	NBIB(3)	90.0% – 99.8%/95.8%	NA
	33.0	Recent transactions	Actual trade/payoff(4)	95.8% – 98.5%/97.1%	NA
	1.0	Enterprise value(8)	NCY EBITDA(9)	$12.3 million/ncm(5)	Increase
CLO equity	132.1	Market quotes	NBIB(3)	3.0% – 80.0%/42.9%	NA
	1.7	Discounted cash flow(6)	Discount rate(7)	13.6% – 14.9%/13.9%	Decrease
	1.7	Liquidation Net Asset Value(8)	NBIB(3)	0.3% – 24.7%/3.7%	NA
Equity/Other Investments	1.0	Enterprise value(8)	LTM EBITDA(9)	$20.1 million/ncm(5)	Increase
			NCY EBITDA(9)	$25.0 million/ncm(5)	Increase
			Market multiples(9)	6.00x – 8.25x/7.1x	Increase
Total Fair Value for Level 3 Investments	$406.2

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2022
(unaudited)

NOTE 4. FAIR VALUE (cont.)

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

NOTES TO FINANCIAL STATEMENTS
March 31, 2022
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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2022, and the level of each financial liability within the fair value hierarchy:

($ in millions)	Carrying Value(1)	Fair Value(2)	Level 1	Level 2	Level 3
6.50% Unsecured Notes	$63.7	$65.5	$—	$65.5	$—
6.25% Unsecured Notes	43.8	45.4	—	45.4	—
5.50% Unsecured Notes	78.1	80.5	—	80.5	—
Total	$185.6	$191.4	$—	$191.4	$—

____________

(1)      Carrying value is net of unamortized deferred debt issuance costs. Unamortized deferred debt issuance costs associated with the 6.50% Unsecured Notes totaled approximately $0.7 million as of March 31, 2022. Unamortized deferred debt

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2022
(unaudited)

NOTE 4. FAIR VALUE (cont.)

____________

issuance costs associated with the 6.25% Unsecured Notes totaled approximately $1.0 million as of March 31, 2022. Unamortized deferred debt issuance costs associated with the 5.50% Unsecured Notes totaled approximately $2.4 million as of March 31, 2022.

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

A reconciliation of the fair value of investments for the three months ended March 31, 2022, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Equity	Equity and Other Investments	Total(2)
Balance at December 31, 2021	$264.5	$155.6	$0.8	$420.8
Net realized gains included in earnings	—	1.0	—	1.0
Net unrealized appreciation included in earnings	(3.8)	(9.9)	0.2	(13.5)
Accretion of discount	0.3	—	—	0.3
Purchases	47.4	—	—	47.4
Repayments and Sales	(38.6)	(3.4)	—	(42.0)
Reductions to CLO equity cost value(1)	—	(7.8)	—	(7.8)
Transfers in and/or (out) of level 3	—	—	—	—
Balance at March 31, 2022(2)	$269.7	$135.5	$1.0	$406.2
Net change in unrealized depreciation on Level 3 investments still held as of March 31, 2022	$(4.2)	$(8.9)	$0.2	$(12.9)

____________

(1)      Reductions to CLO equity cost value of approximately $7.8 million represented the distributions received, or entitled to be received, on the Company’s investments held in CLO equity subordinated and income notes of approximately $12.2 million, plus the amortization of cost of the Company’s CLO fee notes of approximately $33,000, less the effective yield interest income recognized on the Company’s CLO equity subordinated and income notes of approximately $4.4 million.

(2)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2022
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

____________

(1)      Reductions to CLO equity cost value of approximately $37.5 million represented the distributions received, or entitled to be received, on the Company’s investments held in CLO equity subordinated and income notes of approximately $55.8 million, plus the amortization of cost of the Company’s CLO fee notes of approximately $0.4 million, less the effective yield interest income recognized on the Company’s CLO equity subordinated and income notes of approximately $18.7 million.

(2)      Totals may not sum due to rounding.

The following table shows the fair value of the Company’s portfolio of investments by asset class as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$269.7	66.4%	$264.5	62.8%
CLO Equity	135.5	33.4%	155.6	37.0%
Equity and Other Investments	1.0	0.2%	0.8	0.2%
Total(1)	$406.2	100.0%	$420.8	100.0%

____________

(1)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2022
(unaudited)

NOTE 5. CASH AND CASH EQUIVALENTS

At March 31, 2022 and December 31, 2021, respectively, cash and cash equivalents were as follows:

	March 31, 2022	December 31, 2021
Cash	$254,551	$617,546
Cash Equivalents	14,819,310	8,398,154
Total Cash and Cash Equivalents	$15,073,861	$9,015,700

For further details regarding the composition of cash, cash equivalents and restricted cash refer to “Note 3. Summary of Significant Accounting Policies.”

NOTE 6. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%, immediately after such borrowing. As of March 31, 2022 and December 31, 2021, the Company’s asset coverage for borrowed amounts was 220% and 227%, respectively.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of March 31, 2022 and December 31, 2021. The fair value of the 6.50% Unsecured Notes is based upon the closing price on the last day of the period. The 6.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQL”). The fair value of the 6.25% Unsecured Notes is based upon the closing price on the last day of the period. The 6.25% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQZ”). The fair value of the 5.50% Unsecured Notes is based upon the closing price on the last day of the period. The 5.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQG”).

	As of
	March 31, 2022			December 31, 2021
($ in millions)	Principal Amount	Carrying Value(1)	Fair Value	Principal Amount	Carrying Value(1)	Fair Value
6.50% Unsecured Notes	$64.4	$63.7	$65.5	$64.4	$63.6	$65.1
6.25% Unsecured Notes	44.8	43.8	45.4	44.8	43.8	45.5
5.50% Unsecured Notes	80.5	78.1	80.5	80.5	78.0	80.7
Total	$189.7	$185.6	$191.4	$189.7	$185.4	$191.3

____________

(1)      The Carrying Value represents the aggregate principal amount outstanding less the unamortized deferred issuance costs. As of March 31, 2022, the total unamortized deferred issuance costs for the 6.50% Unsecured Notes, 6.25% Unsecured Notes, and 5.50% Unsecured Notes was approximately $0.7 million, $1.0 million, and $2.4 million, respectively. As of December 31, 2021, the total unamortized deferred issuance costs for the 6.50% Unsecured Notes, 6.25% Unsecured Notes, and 5.50% Unsecured Notes was approximately $0.7 million, $1.0 million, and $2.5 million, respectively.

The weighted average stated interest rate and weighted average maturity on the Company’s borrowings as of March 31, 2022 were 6.02% and 4.3 years, respectively, and as of December 31, 2021 were 6.02% and 4.6 years, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2022
(unaudited)

NOTE 6. BORROWINGS (cont.)

The tables below summarize the components of interest expense for the three months ended March 31, 2022 and March 31, 2021, respectively:

	Three Months Ended March 31, 2022
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
6.50% Unsecured Notes	$1,046.0	$80.1	$1,126.1
6.25% Unsecured Notes	699.9	57.5	757.4
5.50% Unsecured Notes	1,106.9	95.1	1,202.0
Total(1)	$2,852.8	$232.7	$3,085.4

____________

(1)      Totals may not sum due to rounding.

	Three Months Ended March 31, 2021
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
6.50% Unsecured Notes	$1,046.0	$80.1	$1,126.1
6.25% Unsecured Notes	699.9	57.5	757.4
Total(1)	$1,745.9	$137.6	$1,883.4

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

The aggregate accrued interest payable on the 6.50% Unsecured Notes as of March 31, 2022 was approximately $12,000. As of March 31, 2022, the Company had unamortized deferred debt issuance costs relating to the 6.50% Unsecured Notes of approximately $650,000. The deferred debt issuance costs are being amortized over the term of the 6.50% Unsecured Notes and are included in interest expense in the statements of operations. The cash paid and the effective annualized interest rate for three months ended March 31, 2022 were approximately $1.0 million and 7.09%, respectively. The cash paid and the effective annualized interest rate for the three months ended March 31, 2021 were approximately $1.0 million and 7.09%, respectively.

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

The aggregate accrued interest payable on the 6.25% Unsecured Notes as of March 31, 2022 was approximately $467,000. As of March 31, 2022, the Company had unamortized deferred debt issuance costs of approximately $952,000 relating to the 6.25% Unsecured Notes. The deferred debt issuance costs are being

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2022
(unaudited)

NOTE 6. BORROWINGS (cont.)

amortized over the term of the 6.25% Unsecured Notes and are included in interest expense in the statements of operations. The cash paid and the effective annualized interest rate for the three months ended March 31, 2022 were approximately $700,000 and 6.86%, respectively. The cash paid and the effective annualized interest rate for the three months ended March 31, 2021 were approximately $700,000 and 6.86%, respectively.

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

The aggregate accrued interest payable on the 5.50% Unsecured Notes as of March 31, 2022 was approximately $738,000. As of March 31, 2022, the Company had unamortized deferred debt issuance costs of approximately $2.4 million relating to the 5.50% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 5.50% Unsecured Notes and are included in interest expense in the statements of operations. The cash paid and the effective annualized interest rate for the three months ended March 31, 2022 were approximately $1.1 million and 6.06%, respectively.

NOTE 7. RELATED PARTY TRANSACTIONS

The Company pays Oxford Square Management a fee for its services under the Investment Advisory Agreement consisting of — a base investment advisory fee (the “Base Fee”) based on its gross assets, as described below, and two types of incentive fees. The cost of both the Base Fee and any incentive fees earned by Oxford Square Management are ultimately borne by the Company’s common stockholders.

As described in greater detail under Item 1. Business — Investment Advisory Agreement — Advisory Fee in its Annual Report on Form 10-K for the year ended December 31, 2021, the Company first calculates the Base Fee and any incentive fee under the terms of the Investment Advisory Agreement, then calculates the Base Fee and any incentive fee under the terms of the fee waiver letter unilaterally adopted by Oxford Square Management, effective April 1, 2016 (the “2016 Fee Waiver”), and, finally, adopts the lower of two combined results as the total fees payable to Oxford Square Management.

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

NOTES TO FINANCIAL STATEMENTS
March 31, 2022
(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

The following table represents the portion of the total advisory fee ascribed to the Base Fee (pursuant to the 2016 Fee Waiver calculation) for the three months ended March 31, 2022 and 2021, respectively:

($ in millions)	Three months ended March 31, 2022	Three months ended March 31, 2021
Base Fee	$1.6	$1.4

The Base Fee payable to Oxford Square Management as of March 31, 2022 and December 31, 2021 was $1,606,503 and $1,688,712, respectively.

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

•        Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to one-fourth of an annual “hurdle rate.” The annual hurdle rate is determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rates for the 2022 and 2021 calendar years, calculated as of the immediately preceding December 31st, were 6.26%

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2022
(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

and 5.36% respectively, under the terms of the Investment Advisory Agreement. The Company’s net investment income (to the extent not distributed to shareholders) used to calculate the Net Investment Income Incentive Fee was also included in the amount of gross assets used to calculate the 2% Base Fee.

a.      The operation of the incentive fee with respect to the Company’s Pre-Incentive Fee Net Investment Income for each quarter is as follows:

i.       no incentive fee is payable to Oxford Square Management in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed one fourth of the annual hurdle rate (6.26% for the 2022 calendar year).

ii.      20% of the amount of the Pre-Incentive Fee Net Investment Income, if any, that exceeds one-fourth of the annual hurdle rate (6.26% for the 2022 calendar year) in any calendar quarter is payable to Oxford Square Management (i.e., once the hurdle rate is reached, 20% of all Pre-Incentive Fee Net Investment Income thereafter will be allocated to Oxford Square Management).

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2022
(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

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

The following table represents the portion of the total advisory fee ascribed to Net Investment Income Incentive Fees (pursuant to the 2016 Fee Waiver calculation) for the three months ended March 31, 2022 and 2021, respectively.

($ in millions)	Three months ended March 31, 2022	Three months ended March 31, 2021
Net Investment Income Incentive Fee	$—	$—

There was no Net Investment Income Incentive Fee payable to Oxford Square Management as of March 31, 2022 and December 31, 2021.

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

There were no Capital Gains Incentive Fees based on hypothetical liquidation for the three months ended March 31, 2022 and 2021.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2022
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

For each of the three months ended March 31, 2022 and 2021, the Company incurred approximately $200,000 in compensation expenses for the services of employees allocated to the administrative activities of the Company, pursuant to the Administration Agreement with Oxford Funds. In addition, the Company incurred approximately $15,000 and $13,000 for facility costs allocated under the Administration Agreement for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and 2021, there were accrued compensation expenses of approximately $52,000 and $30,000, respectively, payable under the Administration Agreement.

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

In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, the Company was permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in its existing portfolio companies with certain private funds managed by the Company’s

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2022
(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

investment adviser or its affiliates and covered by the Order, even if such private funds had not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the conditional exemptive order expired on December 31, 2021, the SEC’s Division of Investment Management indicated that until March 31, 2022, it would not recommend enforcement action to the extent any BDC with an existing co-investment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. In connection with the expiration of the conditional exemptive order, the Division of Investment Management indicated that, although BDCs would not be able to rely on the conditional exemptive order subsequent to March 31, 2022, BDCs can apply to amend their existing orders to permanently implement the relief.

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase/(decrease) in net assets resulting from net investment income and operations per share for the three months ended March 31, 2022 and 2021, respectively:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Net investment income	$4,250,374	$4,814,164
Weighted average common shares outstanding	49,700,764	49,589,700
Net increase in net assets resulting from net investment income per common share	$0.09	$0.10
Net (decrease)/increase in net assets resulting from operations	$(8,197,189)	$21,789,155
Net (decrease)/increase in net assets resulting from operations per common share	$(0.16)	$0.44

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

The Company has adopted an “opt out” distribution reinvestment plan for its common stockholders. As a result, if the Company makes a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of the Company’s common stock, unless they specifically “opt out” of the distribution reinvestment plan so as to receive cash distributions. During the three months ended March 31, 2022 and 2021, the

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2022
(unaudited)

NOTE 9. DISTRIBUTIONS (cont.)

Company issued 31,583 and 8,357 shares, respectively, of common stock for approximately $125,000 and $37,000, respectively, to stockholders in connection with the distribution reinvestment plan. During the three months ended March 31, 2021, as part of the Company’s dividend reinvestment plan for its common stockholders, the Company’s dividend reinvestment administrator purchased 23,202 shares of common stock for approximately $91,000 in the open market to satisfy the reinvestment portion of the Company’s dividends. On each of January 31, February 28 and March 31, 2022, the Company paid monthly distributions of approximately $1.7 million, or $0.035 per share.

Under the Regulated Investment Company Modernization Act of 2010 (the “Act”), the Company is permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital losses that are carried forward will retain their character as either short-term or long-term losses rather than being considered all short-term as under previous law.

The tax character of distributions for the three months ended March 31, 2022, represented, on an estimated basis, $0.084 per share from ordinary income and $0.021 per share as a tax return of capital. For the three months ended March 31, 2022, the amounts and sources of distributions reported are only estimates (based on an average of the reported tax character historically) and are not being provided for U.S. federal income tax reporting purposes. Because the Company believes the historical tax characteristics of distributions is the most useful information which is readily available, the Company has used the average of all years from inception of the Company in providing the estimates herein. However, the timing and character of distributions for U.S. federal income tax purposes (which are determined in accordance with the U.S. federal tax rules which may differ from GAAP) may be materially different than the historical information the Company used in providing the estimates herein. The final determination of the source of all distributions in 2022 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

NOTE 10. NET ASSET VALUE PER SHARE

The Company’s net asset value per share as of March 31, 2022, and December 31, 2021, was $4.65 and $4.92, respectively. In determining the Company’s net asset value per share, the Board determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 11. SHARE ISSUANCE AND REPURCHASE PROGRAMS

On August 1, 2019, the Company entered into an Equity Distribution Agreement with Ladenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $150.0 million of the Company’s common stock through an At-the-Market (“ATM”) offering. For the three months ended March 31, 2022 and 2021, the Company did not sell any shares of common stock pursuant to the ATM offering.

From time to time, the Board may authorize a share repurchase program under which shares are purchased in open market transactions. Since the Company is incorporated in Maryland, MGCL requires share repurchases to be accounted for as a share retirement. The cost of repurchased shares is charged against capital on the settlement date. During the three months ended March 31, 2022 and 2021, the Company was not authorized to repurchase any shares of outstanding common stock.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2022
(unaudited)

NOTE 12. INVESTMENT INCOME

The following table sets forth the components of investment income for the three months ended March 31, 2022 and 2021, respectively:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Interest Income
Stated interest income	$4,786,723	$3,536,196
Original issue discount and market discount income	253,267	210,581
Discount income derived from unscheduled remittances at par	210,159	475,260
Total interest income	$5,250,149	$4,222,037
Income from securitization vehicles and investments	$4,441,195	$4,681,300
Other income
Fee letters	166,625	107,961
Loan prepayment and bond call fees	—	300,000
All other fees	7,901	48,392
Total other income	$174,526	$456,353
Total investment income	$9,865,870	$9,359,690

The 1940 Act requires that a BDC offer significant managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three months ended March 31, 2022 and 2021, the Company received no fee income for managerial assistance.

NOTE 13. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote. As of March 31, 2022, the Company did not have any commitments to purchase additional debt investments.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2022
(unaudited)

NOTE 14. FINANCIAL HIGHLIGHTS

Financial highlights for the three months ended March 31, 2022 and 2021, respectively, are as follows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Per Share Data
Net asset value at beginning of period	$4.92	$4.55
Net investment income(1)	0.09	0.10
Net realized and unrealized (losses)/gains(2)	(0.25)	0.34
Net (decrease)/increase in net asset value from operations	(0.16)	0.44
Distributions per share from net investment income	(0.09)	(0.09)
Tax return of capital distributions(3)	(0.02)	(0.02)
Total distributions	(0.11)	(0.11)
Effect of shares issued/repurchased, gross	—	—
Net asset value at end of period	$4.65	$4.88
Per share market value at beginning of period	$4.08	$3.05
Per share market value at end of period	$4.19	$4.64
Total return based on market value(4)	5.31%	56.22%
Total return based on net asset value(5)	(3.35)%	9.56%
Shares outstanding at end of period	49,721,642	49,597,964

Ratios/Supplemental Data(8)
Net assets at end of period (000’s)	$231,304	$242,046
Average net assets (000’s)	$237,950	$233,736
Ratio of expenses to average net assets(6)	9.44%	7.78%
Ratio of net investment income to average net assets(6)	7.14%	8.24%
Portfolio turnover rate(7)	10.09%	6.38%

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2022
(unaudited)

NOTE 14. FINANCIAL HIGHLIGHTS (cont.)

(8)      The following table provides supplemental performance ratios (annualized) measured for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Ratio of expenses to average net assets:
Operating expenses before incentive fees	9.44%	7.78%
Net investment income incentive fees	—%	—%
Ratio of expenses, excluding interest expense to average net assets	4.25%	4.56%

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

The COVID-19 pandemic and the resulting economic dislocations have had and may continue to have adverse consequences for the business operations of some of the Company’s portfolio companies and CLO investments and have adversely affected, and will likely continue to adversely affect, the Company’s operations. The operational and financial performance of the portfolio companies in which the Company makes investments depends on future developments, including the duration and spread of the outbreak, and such uncertainty may in turn impact the valuation of its investments.

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

NOTES TO FINANCIAL STATEMENTS
March 31, 2022
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

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations and could cause the market value of Oxford Square’s common shares and/or debt securities to decline. These market and economic disruptions could also negatively impact the operating results of the Company’s portfolio companies.

NOTE 16. SUBSEQUENT EVENTS

The following distributions payable to stockholders are shown below:

Date Declared	Record Date	Payable Date	Per Share Distribution Amount Declared
March 1, 2022	April 15, 2022	April 29, 2022	$0.035
March 1, 2022	May 17, 2022	May 31, 2022	$0.035
March 1, 2022	June 16, 2022	June 30, 2022	$0.035
April 21, 2022	July 15, 2022	July 29, 2022	$0.035
April 21, 2022	August 17, 2022	August 31, 2022	$0.035
April 21, 2022	September 16, 2022	September 30, 2022	$0.035

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

•        the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions and cybersecurity attacks; and

•        the risks, uncertainties and other factors we identify in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021, and elsewhere in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

Except where the context requires otherwise, the terms “OXSQ,” “Company,” “we,” “us” and “our” refer to Oxford Square Capital Corp.; “Oxford Square Management” refers to Oxford Square Management, LLC; and “Oxford Funds” refers to Oxford Funds, LLC.

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

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of March 31, 2022, our debt investments had stated interest rates of between 4.21% and 10.50% and maturity dates of between 3 and 95 months. In addition, our portfolio had a weighted average annualized yield on debt investments of approximately 8.01% as of March 31, 2022.

The weighted average annualized yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average annualized yield was computed using the effective interest rates as of March 31, 2022, including accretion of original issue discount (“OID”). There can be no assurance that the weighted average annualized yield will remain at its current level.

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

During the three months ended March 31, 2022, the U.S. loan market exhibited weakness versus the three months ended December 31, 2021. U.S. loan prices, as defined by the S&P / LSTA Leveraged Loan Index, decreased from 98.64% of par as of December 31, 2021 to 97.60% on March 31, 2022. As of March 31, 2022, the Company’s Board of Directors approved the fair value of the Company’s investment portfolio of approximately $406.2 million in good faith in accordance with the Company’s valuation procedures.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. We consider the attributes of current market conditions on an on-going basis and have determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, substantially all of our fair valued investments are measured based upon Level 3 inputs as of March 31, 2022 and December 31, 2021.

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

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. We generally restore non-accrual loans to accrual status when past due principal and interest is paid and, in our judgment, is likely to remain current. As of March 31, 2022, we had three debt investments that were on non-accrual status. As of March 31, 2021, we had one debt investment that was on non-accrual status.

Interest income also includes a payment-in-kind (“PIK”) component on certain investments in our portfolio. Refer to the section below, “Payment-In-Kind,” for a description of PIK income and its impact on interest income.

Payment-In-Kind

We have debt and preferred stock investments in our portfolio that contain contractual PIK provisions. PIK interest and preferred stock dividends are computed at their contractual rates and are accrued into income and added to the principal balances on the capitalization dates. Upon capitalization, the PIK portions of the investments are valued at their respective fair values. If we believe that a PIK is not fully expected to be realized, the PIK investment would be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends would be reversed from the related receivable through interest or dividend income, respectively. PIK investments on non-accrual status are restored to accrual status once it becomes probable that such PIK will be ultimately collectible in cash. For the three months ended March 31, 2022 and 2021, no PIK preferred stock dividends were recognized as dividend income. For the three months ended March 31, 2022 and 2021, no PIK interest was recognized as interest income.

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

We also record income on our investments in certain securitization vehicles (or “CLO warehouse facilities”) based on a stated rate per the underlying note purchase agreement or, if there is no stated rate, then an estimated rate is calculated using a base case model projecting the timing of the ramp-up of the CLO warehouse facility. As of March 31, 2022 and 2021, we had no investments in CLO warehouse facilities.

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

Recently Issued Accounting Standards

See “Note 3. Summary of Significant Accounting Policies” to our financial statements for a description of recent accounting pronouncements, including the impact on our financial statements.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $406.2 million and $420.8 million as of March 31, 2022, and December 31, 2021, respectively. The decrease in the value of investments during the three month period ended March 31, 2022, was due primarily to net unrealized depreciation on our investment portfolio of approximately $13.5 million (which incorporates reductions to CLO equity cost value of $7.8 million), $38.6 million of debt repayments, and $3.4 million of sales of investments, which were partially offset by approximately $47.4 million of investments acquired and realized gains of $1.0 million.

A reconciliation of the investment portfolio for the three months ended March 31, 2022 and the year ended December 31, 2021 follows:

($ in millions)	March 31, 2022	December 31, 2021
Beginning investment portfolio	$420.8	$294.7
Portfolio investments acquired	47.4	178.9
Debt repayments	(38.6)	(24.3)
Sales of securities	(3.4)	(15.2)
Reductions to CLO equity cost value(1)	(7.8)	(37.5)
Accretion of discounts on investments	0.3	0.7
Net change in unrealized (depreciation)/appreciation on investments	(13.5)	38.5
Net realized gains/(losses) on investments	1.0	(15.0)
Ending investment portfolio	$406.2	$420.8

____________

(1)     For the three months ended March 31, 2022, the reductions to CLO equity cost value of approximately $7.8 million represented the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes of approximately $12.2 million, plus the amortization of cost on our CLO fee notes of approximately $33,000, less the effective yield interest income recognized on our CLO equity subordinated and income notes of approximately $4.4 million. For the year ended December 31, 2021, the reductions to CLO equity cost value of approximately $37.5 million represented the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes of approximately $55.8 million, plus the amortization of cost on our CLO fee notes of approximately $0.4 million, less the effective yield interest income recognized on our CLO equity subordinated and income notes of approximately $18.7 million.

During the three months ended March 31, 2022 we purchased approximately $47.4 million in portfolio investments, which includes additional investments of approximately $27.7 million in existing portfolio companies and approximately $19.7 million in new portfolio companies. During the year ended December 31, 2021, we purchased approximately $178.9 million in portfolio investments, including additional investments of approximately $65.4 million in existing portfolio companies and approximately $113.5 million in new portfolio companies.

In certain instances, we receive investment proceeds based on the scheduled amortization of the outstanding loan balances and from the sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

For the three months ended March 31, 2022 and the year ended December 31, 2021, we recognized proceeds from the sales of securities of approximately $3.4 million and $15.2 million, respectively. Also, during the three months ended March 31, 2022 and the year ended December 31, 2021, we had loan principal repayments of approximately $38.6 million and $24.3 million, respectively.

As of March 31, 2022, we had investments in debt securities of, or loans to, 19 portfolio companies, with a fair value of approximately $269.7 million, and CLO equity investments of approximately $135.5 million.

As of December 31, 2021, we had investments in debt securities of, or loans to, 20 portfolio companies, with a fair value of approximately $264.5 million, and CLO equity investments of approximately $155.6 million.

The following table indicates the quarterly portfolio investment activity for the past five quarters:

Three Months Ended ($ in millions)	Purchases of Investments	Debt Repayments	Sales of Investments	Reductions to CLO Equity Cost Value(1)
March 31, 2022	$47.4	$38.6	$3.4	$7.8
Total 2022 to date	$47.4	$38.6	$3.4	$7.8

December 31, 2021	$23.3	$1.6	$10.3	$7.4
September 30, 2021	23.1	5.7	—	8.6
June 30, 2021	99.5	0.6	3.0	15.5
March 31, 2021	32.9	16.4	1.8	6.0
Total 2021(2)	$178.9	$24.3	$15.2	$37.5

____________

(1)      Reductions to CLO equity cost value represent the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes, plus the amortization of cost of our CLO fee notes, less the effective yield interest income recognized on our CLO equity subordinated and income notes.

(2)      Totals may not sum due to rounding.

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$269.7	66.4%	$264.5	62.8%
CLO Equity	135.5	33.4%	155.6	37.0%
Equity and Other Investments	1.0	0.2%	0.8	0.2%
Total(1)	$406.2	100.0%	$420.8	100.0%

____________

(1)      Totals may not sum due to rounding.

Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2022 and December 31, 2021, we held qualifying assets that represented 67.7% and 64.1%, respectively, of the total assets. No additional non-qualifying assets were acquired during the periods when qualifying assets were less than 70.0% of the total assets.

The following table shows our portfolio of investments by industry at fair value, as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	($ in millions)		($ in millions)
Structured finance(1)	$135.5	33.3%	$155.6	36.9%
Business services	86.8	21.4%	88.7	21.0%
Software	78.6	19.4%	50.9	12.1%
Healthcare	42.3	10.4%	63.0	15.0%
Diversified insurance	25.9	6.4%	25.9	6.2%
Telecommunication services	16.2	4.0%	15.8	3.8%
Plastics Manufacturing	12.4	3.1%	12.7	3.0%
Utilities	7.5	1.8%	7.5	1.8%
IT consulting	1.0	0.2%	0.8	0.2%
Total(2)	$406.2	100.0%	$420.8	100.0%

____________

(1)      Reflects our equity investments in CLOs as of March 31, 2022, and December 31, 2021, respectively.

(2)      Totals may not sum due to rounding.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of March 31, 2022 and December 31, 2021, our portfolio had a weighted average grade of 2.1 and 2.1, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities and investments in CLOs are not graded.

As of March 31, 2022 and December 31, 2021, our debt investment portfolio was graded as follows:

($ in millions)		March 31, 2022
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	265.4	86.4%	255.1	94.5%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	14.7	4.8%	13.6	5.1%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	27.2	8.8%	1.0	0.4%
	Total	$307.3	100.0%	$269.7	100.0%
($ in millions)		December 31, 2021
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	256.3	86.1%	249.2	94.2%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	14.7	4.9%	13.9	5.3%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	26.9	9.0%	1.3	0.5%
	Total(1)	$297.8	100.0%	$264.5	100.0%

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

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended March 31, 2022 to the three months ended March 31, 2021.

Investment Income

Investment income for the three months ended March 31, 2022 and March 31, 2021 was approximately $9.9 million and $9.4 million, respectively. The following tables set forth the components of investment income for the three months ended March 31, 2022 and March 31, 2021:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Interest Income
Stated interest income	$4,786,723	$3,536,196
Original issue discount and market discount income	253,267	210,581
Discount income derived from unscheduled remittances at par	210,159	475,260
Total interest income	$5,250,149	$4,222,037
Income from securitization vehicles and investments	$4,441,195	$4,681,300
Other income
Fee letters	166,625	107,961
Loan prepayment and bond call fees	—	300,000
All other fees	7,901	48,392
Total other income	$174,526	$456,353
Total investment income	$9,865,870	$9,359,690

The increase in total investment income for the three months ended March 31, 2022 was primarily due to a increase in interest income for the three months ended March 31, 2022.

The total principal value of income producing debt investments as of March 31, 2022 and March 31, 2021 was approximately $280.1 million and $199.2 million, respectively. As of March 31, 2022, our debt investments had a range of stated interest rates of 4.21% and 10.50% and maturity dates of between 3 and 95 months compared to a range of stated interest rates of 3.86% to 10.25% and maturity dates between 19 and 96 months as of March 31, 2021. In addition, our total debt portfolio had a weighted average yield on debt investments of approximately 8.01% as of March 31, 2022, compared to approximately 7.67% as of March 31, 2021. As of March 31, 2022, three debt investments were on non-accrual status with a fair value of approximately $1.0 million and total principal value of approximately $27.2 million. As of March 31, 2021, one debt investment was on non-accrual status with a fair value of approximately $3.6 million and total principal value of approximately $11.7 million.

Income from securitization vehicles for the three months ended March 31, 2022 and March 31, 2021, was approximately $4.4 million and $4.7 million, respectively. The total principal outstanding on our investments in CLOs as of March 31, 2022 and March 31, 2021, was approximately $352.9 million and $311.4 million, respectively. The weighted average yield on CLO equity investments as of March 31, 2022 and March 31, 2021, was approximately 8.9% and 9.4%, respectively.

Operating Expenses

Total expenses for the three months ended March 31, 2022 and 2021, were approximately $5.6 million and $4.5 million, respectively. These amounts consisted of base management fees, interest expense, professional fees, compensation expense, general and administrative expenses, and incentive fees.

Expenses before incentive fees for the three months ended March 31, 2022 were approximately $5.6 million, compared to $4.5 million for the three months ended March 31, 2021. That increase is primarily due to higher interest expense and base management fees, partially offset by a decrease in professional fees and general and administrative expenses.

The base management fee for the three months ended March 31, 2022 was approximately $1.6 million compared with $1.4 million for the three months ended March 31, 2021. That increase for the three months ended March 31, 2022 was due largely to an increase in the weighted average gross assets.

Interest expense for the three months ended March 31, 2022, was approximately $3.1 million, which primarily relates to our 5.50% unsecured notes due 2028 (the “5.50% Unsecured Notes”), 6.25% unsecured notes due 2026 (the “6.25% Unsecured Notes”) and 6.50% unsecured notes due 2024 (the “6.50% Unsecured Notes”), compared to interest expense of approximately $1.9 million for the three months ended March 31, 2021, which relates to our 6.25% Unsecured Notes and 6.50% Unsecured Notes. That increase for the three months ended March 31, 2022 attributable to the fact that the 5.50% Unsecured Notes were not outstanding during the three months ended March 31, 2021.

Professional fees, consisting of legal, consulting, valuation, audit and tax fees, were approximately $344,000 for the three months ended March 31, 2022, compared to approximately $685,000 for the three months ended March 31, 2021. That decrease for the three months ended March 31, 2022 was primarily due to lower legal fees.

Compensation expense was approximately $235,000 for the three months ended March 31, 2022, compared to approximately $173,000 for the three months ended March 31, 2021. Compensation expense reflects the allocation of compensation expenses for the services of our Chief Financial Officer, accounting personnel, and other administrative support staff.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, was approximately $344,000 for the three months ended March 31, 2022, compared to approximately $415,000 for the three months ended March 31, 2021. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

There was no net investment income incentive fee (“Net Investment Income Incentive Fee”) recorded for the three months ended March 31, 2022 and 2021 due to the total return requirement. The Net Investment Income Incentive Fee is calculated and payable quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter exceeds (y) the “Preferred Return Amount” for the calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the Base Fee, expenses payable under the Administration Agreement with Oxford Funds, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Refer to “Note 7. Related Party Transactions” in the notes to our financial statements.

The expense attributable to the capital gains incentive fee (the “Capital Gains Incentive Fee”), as reported under GAAP, is calculated as if the Company’s entire portfolio had been liquidated at period end, and therefore is calculated on the basis of net realized and unrealized gains and losses at the end of each period. That expense (or the reversal of such an expense) related to that hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the three months ended March 31, 2022, no accrual was required as a result of the impact of accumulated net unrealized depreciation and net realized losses on our portfolio.

The amount of the Capital Gains Incentive Fee which will actually be payable is determined in accordance with the terms of the Investment Advisory Agreement and is calculated as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). The terms of the Investment Advisory Agreement state that the Capital Gains Incentive Fee calculation is based on net realized gains, if any, offset by gross unrealized depreciation for the calendar year. No effect is given to gross unrealized appreciation in this calculation. For the three months ended March 31, 2022 and 2021, such an accrual was not required under the terms of the Investment Advisory Agreement.

Realized and Unrealized Gains/Losses on Investments

For the three months ended March 31, 2022, we recognized net realized gains on investments of approximately $1.0 million, which reflects the sale of a CLO equity investment.

For the three months ended March 31, 2022, our net change in unrealized depreciation was approximately $13.5 million, composed of $1.0 million in gross unrealized appreciation, $13.9 million in gross unrealized depreciation and approximately $0.6 million relating to the reversal of prior period net unrealized appreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $7.8 million resulting from reductions to the cost value of our CLO equity investments representing the difference between distributions received, or entitled to be received, on our investments held in CLO equity subordinated notes and fee notes, of approximately $12.2 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $4.4 million. The most significant components of the net change in unrealized depreciation during the three months ended March 31, 2022, were as follows (in millions):

Portfolio Company	Changes in unrealized depreciation
Octagon Investment Partners 45, Ltd.	$(1.0)
ConvergeOne Holdings, Inc.	(1.0)
Telos CLO 2014-5, Ltd.	(1.1)
Sound Point CLO XVI, Ltd.	(1.3)
Octagon Investment Partners 49, Ltd.	(1.9)
Net all other	(7.2)
Total	$(13.5)

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

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the three months ended March 31, 2022 and March 31, 2021 was approximately $4.3 million and $4.8 million, respectively. That decrease in net investment income was primarily due to an increase in interest expense, partially offset by an increase in interest income.

For the three months ended March 31, 2022, the net increase in net assets resulting from net investment income per common share was $0.09 (basic and diluted), compared to the net increase in net assets resulting from net investment income per share of $0.10 (basic and diluted) for the three months ended March 31, 2021. The per share decrease was primarily due to an increase in interest expense, partially offset by an increase in interest income.

Net (Decrease)/Increase in Net Assets Resulting from Operations

Net decrease in net assets resulting from operations for the three months ended March 31, 2022 was approximately $8.2 million compared with a net increase in net assets resulting from operations of approximately $21.8 million for the three months ended March 31, 2021.

For the three months ended March 31, 2022, the net decrease in net assets resulting from operations per common share was $0.16 (basic and diluted), compared to a net increase in net assets resulting from operations per share of $0.44 (basic and diluted) for the three months ended March 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2022, cash and cash equivalents were approximately $15.1 million as compared to approximately $9.0 million as of December 31, 2021. For the three months ended March 31, 2022, net cash provided by operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $11.2 million, largely reflecting purchases of investments of approximately $42.4 million and realized gains of approximately $1.0 million, partially offset by proceeds from principal repayments and sales of investments of approximately $42.0 million and net change in unrealized depreciation of approximately $13.5 million. For the three months ended March 31, 2022, net cash used in financing activities was approximately $5.1 million, reflecting the payment of distributions.

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2022, is as follows:

		Payments Due by Period
Contractual obligations (in millions)	Principal Amount	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
6.50% Unsecured Notes	$64.4	$—	$64.4	$—	$—
6.25% Unsecured Notes	44.8	—	—	44.8	—
5.50% Unsecured Notes	80.5	—	—	—	80.5
	$189.7	$—	$64.4	$44.8	$80.5

Refer to “Note 6. Borrowings” in the notes to our financial statements.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into a variety of undertakings containing a variety of warranties and indemnifications that may expose us to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote. As of March 31, 2022, we did not have any commitments to purchase additional investments.

Share Issuance Program

On August 1, 2019, we entered into an Equity Distribution Agreement with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $150.0 million of the Company’s common stock through an At-the-Market (“ATM”) offering. For the three months ended March 31, 2022 and 2021, we did not sell any shares of common stock pursuant to the ATM offering.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, as of March 31, 2022, we were only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 150%, immediately after such borrowing. As of March 31, 2022 and December 31, 2021, our asset coverage for borrowed amounts was approximately 220% and 227%, respectively.

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

The weighted average stated interest rate and weighted average maturity on all of the Company’s debt outstanding as of March 31, 2022, were 6.02% and 4.3 years, respectively, and as of December 31, 2021, were 6.02% and 4.6 years, respectively.

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

Refer to “Note 6. Borrowings” in the notes to our financial statements.

Distributions

In order to qualify for tax treatment as a RIC, and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis.

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is taxable ordinary income or capital gains. The final determination of the nature of our distributions can only be made upon the filing of our tax return. We have until October 15, 2023, to file our federal income tax return for the year ended December 31, 2022.

For the quarter ended March 31, 2022, management estimated that a tax return of capital occurred of approximately $0.02 per share. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure stockholders that they will receive any distributions.

The following table reflects the cash distributions, including distributions reinvested, if any, per share that our Board has declared on our common stock since the beginning of 2021:

Date Declared	Record Date	Payment Date	Total Distributions	GAAP net investment income			Distributions in excess of/ (less than) GAAP net investment income(1)
Fiscal 2022(1)
April 21, 2022	September 16, 2022	September 30, 2022	$0.035	$	N/A		$—
April 21, 2022	August 17, 2022	August 31, 2022	0.035		N/A		—
April 21, 2022	July 15, 2022	July 29, 2022	0.035		N/A		—
Total (Third Quarter 2022)			0.105		—	(3)	—

March 1, 2022	June 16, 2022	June 30, 2022	0.035	$	N/A		—
March 1, 2022	May 17, 2022	May 31, 2022	0.035		N/A		—
March 1, 2022	April 15, 2022	April 29, 2022	0.035		N/A		—
Total (Second Quarter 2022)			0.105		—	(3)	—

October 22, 2021	September 16, 2021	September 30, 2021	0.035	$	N/A		—
October 22, 2021	August 17, 2021	August 31, 2021	0.035		N/A		—
October 22, 2021	July 16, 2021	July 30, 2021	0.035		N/A		—
Total (First Quarter 2022)			0.105		0.09		0.02

Fiscal 2021(1)
July 22, 2021	December 17, 2021	December 31, 2021	$0.035	$	N/A		$—
July 22, 2021	November 16, 2021	November 30, 2021	0.035		N/A		—
July 22, 2021	October 15, 2021	October 29, 2021	0.035		N/A		—
Total (Fourth Quarter 2021)			0.105		0.09		0.02

April 22, 2021	September 16, 2021	September 30, 2021	0.035	$	N/A		—
April 22, 2021	August 17, 2021	August 31, 2021	0.035		N/A		—
April 22, 2021	July 16, 2021	July 30, 2021	0.035		N/A		—
Total (Third Quarter 2021)			0.105		0.08		0.02

February 23, 2021	June 16, 2021	June 30, 2021	0.035	$	N/A		—
February 23, 2021	May 14, 2021	May 28, 2021	0.035		N/A		—
February 23, 2021	April 16, 2021	April 30, 2021	0.035		N/A		—
Total (Second Quarter 2021)			0.105		0.06		0.05

October 22, 2020	March 17, 2021	March 31, 2021	0.035	$	N/A		—
October 22, 2020	February 12, 2021	February 26, 2021	0.035		N/A		—
October 22, 2020	January 15, 2021	January 29, 2021	0.035		N/A		—
Total (First Quarter 2021)			0.105		0.10		—
Total (2021)			$0.420		$0.32	(2)	$0.10	(2)

____________

(1)      The tax characterization of cash distributions for the year ending December 31, 2022 and year ended December 31, 2021 will not be known until the tax return for such years are finalized. For the year ending December 31, 2022 and year ended December 31, 2021, the amounts and sources of distributions reported are only estimates and are not being provided for U.S. tax reporting purposes. The final determination of the source of all distributions in 2022 and 2021 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

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

Information concerning related party transactions is included in the financial statements and related notes, appearing elsewhere in this quarterly report on Form 10-Q.

RECENT DEVELOPMENTS

The following distributions payable to stockholders are shown below:

Date Declared	Record Date	Payable Dates	Per Share Distribution Amount Declared
March 1, 2022	April 15, 2022	April 29, 2022	$0.035
March 1, 2022	May 17, 2022	May 31, 2022	$0.035
March 1, 2022	June 16, 2022	June 30, 2022	$0.035
April 21, 2022	July 15, 2022	July 29, 2022	$0.035
April 21, 2022	August 17, 2022	August 31, 2022	$0.035
April 21, 2022	September 16, 2022	September 30, 2022	$0.035

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2022, all debt investments in our portfolio were at variable interest rates, representing approximately $307.3 million in principal debt. As of March 31, 2022, all except three of our variable rate investments were income producing, all of which are invested in the same portfolio company. The variable rates are generally based upon the five-year U.S. Department of Treasury note, the Prime rate, SOFR, or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain interest rate floors.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings) and (ii) the overnight and 1, 3, 6 and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA’s proposed new powers that the UK government is legislating to grant to them. Additionally, on March 15, 2022, President Biden signed into law the Consolidated Appropriations Act of 2022, which among other things, provides for the use of interest rates based on SOFR in certain contracts currently based on LIBOR and a safe harbor from liability for utilizing SOFR-based interest rates as a replacement for LIBOR.

Based on our Statements of Assets and Liabilities as of March 31, 2022, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates for our settled investments (considering interest rate floors for floating rate instruments), excluding CLO equity investments. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2022. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2022, and are only adjusted for assumed changes in the underlying base interest rates. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

Hypothetical Change in Base Rates	Estimated Percentage change in Investment Income
Up 300 basis points	23.6%
Up 200 basis points	16.5%
Up 100 basis points	9.4%
Down 25 basis points	(1.0)%
Down 50 basis points	(1.7)%
Down 100 basis points	(1.9)%

ITEM 4.    CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factors set forth below, there have been no material changes known to us during the three months ended March 31, 2022, to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.

The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.

On February 24, 2022, the President of Russia, Vladimir Putin, announced a military invasion of Ukraine. In response, countries worldwide, including the United States, have imposed sanctions against Russia on certain businesses and individuals, including, but not limited to, those in the banking, import and export sectors. This invasion has led, is currently leading, and for an unknown period of time will continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby. These disruptions caused by the invasion have included, and may continue to include, political, social, and economic disruptions and uncertainties that may affect our business operations or the business operations of our portfolio companies.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Equity Securities

While we did not engage in unregistered sales of equity securities during the three months ended March 31, 2022, we issued 31,583 shares of common stock under our distribution reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value for the shares of common stock issued under the distribution reinvestment plan during the three months ended March 31, 2022 was approximately $125,000.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2022, no common stock was repurchased by the Company.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to Exhibit a. to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed December 3, 2007).
3.3	Fourth Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.5 to the Registrant’s report on Form 10-K filed on March 7, 2022).
3.4	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed March 20, 2018).
3.5	Articles of Amendment (Incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed March 20, 2018).
4.1	Form of Share Certificate (Incorporated by reference to Exhibit d. to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*

____________

*        Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXFORD SQUARE CAPITAL CORP.
Date: April 28, 2022	By:	/s/ Jonathan H. Cohen
Jonathan H. Cohen
Chief Executive Officer
(Principal Executive Officer)
Date: April 28, 2022	By:	/s/ Bruce L. Rubin
Bruce L. Rubin
Chief Financial Officer
(Principal Accounting Officer)