Form 10-Q
period 2022-06-30
Oxford Square Capital Corp.
filed 2022-07-28
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of July 28, 2022, was 49,761,360.

OXFORD SQUARE CAPITAL CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Non-affiliated/non-control investments (cost: $503,581,956 and $495,212,632, respectively)	$367,872,204	$420,038,717
Affiliated investments (cost: $16,836,822 and $16,836,822, respectively)	1,575,591	772,491
Cash and cash equivalents	23,207,660	9,015,700
Interest and distributions receivable	3,139,770	3,064,477
Other assets	912,298	615,109
Total assets	$396,707,523	$433,506,494
LIABILITIES
Notes payable – 6.50% Unsecured Notes, net of deferred issuance costs of $569,344 and $730,361, respectively	$63,800,881	$63,639,864
Notes payable – 6.25% Unsecured Notes, net of deferred issuance costs of $894,303 and $1,009,924, respectively	43,896,447	43,780,826
Notes payable – 5.50% Unsecured Notes, net of deferred issuance costs of $2,348,118 and $2,539,305 respectively	78,151,882	77,960,695
Securities purchased not settled	24,702,896	—
Base Fee and Net Investment Income Incentive Fee payable to affiliate	1,565,181	1,688,712
Accrued interest payable	1,216,109	1,216,109
Accrued expenses	581,625	625,163
Total liabilities	213,915,021	188,911,369
COMMITMENTS AND CONTINGENCIES (Note 13)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized; 49,761,360 and 49,690,059 shares issued and outstanding, respectively	497,613	496,900
Capital in excess of par value	432,748,626	434,462,322
Total distributable earnings/(accumulated losses)	(250,453,737)	(190,364,097)
Total net assets	182,792,502	244,595,125
Total liabilities and net assets	$396,707,523	$433,506,494
Net asset value per common share	$3.67	$4.92

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited)
June 30, 2022

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes
Business Services
Access CIG, LLC
second lien senior secured notes, 9.32% (LIBOR + 7.75%), (0.00% floor) due February 27, 2026(4)(5)(14)(16)	February 14, 2018	$16,754,000	$16,812,391	$15,832,530

ConvergeOne Holdings, Inc.
first lien senior secured notes, 6.67% (LIBOR + 5.00%), (0.00% floor) due January 4, 2026(4)(5)(6)(14)(15)	June 4, 2021	5,322,148	5,274,154	4,527,179
second lien senior secured notes, 10.17% (LIBOR + 8.50%), (0.00% floor) due January 4, 2027(4)(5)(14)(15)	June 3, 2021	15,000,000	14,423,986	13,125,000

Convergint Technologies, LLC
second lien senior secured notes, 8.42% (LIBOR + 6.75%), (0.75% floor) due March 29, 2029(4)(5)(14)(15)	March 18, 2021	11,000,000	10,954,390	10,560,000

OMNIA Partners, Inc.
second lien senior secured notes, 9.75% (LIBOR + 7.50%), (0.00% floor) due May 22, 2026(4)(5)(6)(14)(16)	May 17, 2018	13,812,665	13,776,193	13,329,222

Premiere Global Services, Inc.
first lien senior secured notes, 8.75% (Prime Rate + 5.50%), (1.00% floor) due June 8, 2023(4)(5)(6)(17)(29)	October 1, 2019	11,821,914	11,469,896	—
replacement revolver, 8.75% (Prime Rate + 5.50%), (1.00% floor) due September 30, 2022(4)(5)(17)(28)(29)	October 1, 2019	2,452,012	2,378,999	539,443
second lien senior secured notes, 0.50% Cash, 10.00% PIK (LIBOR + 9.00%) (1.00% floor) due June 6, 2024(3)(4)(5) (10) (17)	October 1, 2019	13,225,849	9,817,795	—

RSA Security, LLC
second lien senior secured notes, 8.97% (LIBOR + 7.75%), (0.75% floor) due April 27, 2029(4)(5)(14)(16)	April 16, 2021	15,000,000	14,764,277	12,840,000

Verifone Systems, Inc.
first lien senior secured notes, 5.52% (LIBOR + 4.00%), (0.00% floor) due August 20, 2025(4)(5)(6)(14)(16)	June 17, 2020	12,633,018	12,107,132	11,369,716
Total Business Services			$111,779,213	$82,123,090	44.9%

Diversified Insurance
Affinion Insurance Solutions, Inc. (f/k/a AIS Intermediate, LLC)
first lien senior secured notes, 6.24% (LIBOR + 5.00%), (0.00% floor) due August 15, 2025(4)(5)(6)(14)(16)	January 7, 2021	$15,209,069	$14,852,496	$14,676,752

AmeriLife Group LLC
second lien senior secured notes, 9.56% (LIBOR + 8.50%), (1.00% floor) due March 20, 2028(4)(5)(14)(15)	March 18, 2020	11,000,000	10,823,599	10,573,750
Total Diversified Insurance			$25,676,095	$25,250,502	13.8%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited) — (continued)
June 30, 2022

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
Healthcare
Careismatic Brands, Inc. (f/k/a New Trojan Parent, Inc.)
second lien senior secured notes, 8.92% (LIBOR + 7.25%), (0.50% floor) due January 5, 2029(4)(5)(14)(15)	January 22, 2021	$12,000,000	$11,942,934	$10,800,000

HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)
first lien senior secured notes, 6.17% (LIBOR + 4.50%), (0.00% floor) due April 3, 2025(4)(5)(6)(14)(15)	October 31, 2018	19,120,808	18,810,200	16,189,015

Viant Medical Holdings, Inc.
first lien senior secured notes, 5.42% (LIBOR + 3.75%), (0.00% floor) due July 2, 2025(4)(5)(6)(14)(15)	June 26, 2018	9,625,000	9,623,866	8,818,906
second lien senior secured notes, 9.42% (LIBOR + 7.75%), (0.00% floor) due July 2, 2026(4)(5)(14)(15)	June 26, 2018	5,000,000	4,971,654	4,612,500
Total Healthcare			$45,348,654	$40,420,421	22.1%

Plastics Manufacturing
Spectrum Holdings III Corp. (f/k/a KPEX Holdings, Inc.)
first lien senior secured notes, 4.92% (LIBOR + 3.25%), (1.00% floor) due January 31, 2025(4)(5)(6)(14)(15)	June 24, 2020	$12,903,726	$12,341,162	$11,852,588
Total Plastics Manufacturing			$12,341,162	$11,852,588	6.5%

Software
Aspect Software, Inc.
first lien senior secured notes, 6.62% (LIBOR + 5.25%), (0.75% floor) due May 8, 2028(4)(5)(6)(14)(16)	May 18, 2021	$7,920,000	$7,808,277	$6,494,400
second lien senior secured notes, 11.19% (LIBOR + 9.00%), (0.75% floor) due May 7, 2029(4)(5)(10)(14)	May 3, 2021	7,000,000	6,808,879	5,600,000

Dodge Data & Analytics, LLC
first lien senior secured notes, 7.58% (SOFR + 4.75%), (0.50% floor) due February 23, 2029(4)(5)(6)(14)(25)	February 10, 2022	5,000,000	4,926,768	4,462,500
second lien senior secured notes, 10.45% (SOFR + 8.25%), (0.50% floor) due February 25, 2030(4)(5)(14)(30)	February 10, 2022	15,000,000	14,787,024	12,600,000

Help/Systems Holdings, Inc.
second lien senior secured notes, 7.56% (SOFR + 6.75%), (0.75% floor) due November 19, 2027(4)(5)(30)	October 14, 2021	8,000,000	8,011,390	7,620,000

Magenta Buyer LLC (f/k/a McAfee Enterprise)
first lien senior secured notes, 5.98% (LIBOR + 4.75%), (0.75% floor) due July 27, 2028(4)(5)(6)(14)(16)	May 17, 2022	2,000,000	1,890,332	1,800,000
second lien senior secured notes, 9.48% (LIBOR + 8.25%), (0.75% floor) due July 27, 2029(4)(5)(14)(16)	October 20, 2021	14,968,714	14,924,486	13,621,530

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited) — (continued)
June 30, 2022

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
Software – (continued)
Quest Software, Inc.
first lien senior secured notes, 5.47% (SOFR + 4.25%), (0.50% floor) due February 1, 2029(4)(5)(6)(14)(30)	January 20, 2022	$3,000,000	$2,972,021	$2,659,680
second lien senior secured notes, 8.72% (SOFR + 7.50%), (0.50% floor) due February 1, 2029(4)(5)(14)(30)	January 20, 2022	20,000,000	19,719,189	17,825,000

Veritas USA, Inc.
first lien senior secured notes, 7.25% (LIBOR + 5.00%), (1.00% floor) due September 1, 2025(4)(5)(16)	June 24, 2022	2,000,000	1,700,000	1,631,660
Total Software			$83,548,366	$74,314,770	40.7%

Telecommunications Services
Global Tel Link Corp.
second lien senior secured notes, 11.63% (SOFR + 10.00%), (0.00% floor) due November 29, 2026(4)(5)(14)(31)	November 20, 2018	$17,000,000	$16,805,686	$14,938,750
Total Telecommunication Services			$16,805,686	$14,938,750	8.2%

Utilities
CLEAResult Consulting, Inc.
second lien senior secured notes, 8.87% (LIBOR + 7.25%), (0.00% floor) due August 10, 2026(4)(5)(15)	August 3, 2018	$7,650,000	$7,663,780	$7,210,125
Total Utilities			$7,663,780	$7,210,125	3.9%
Total Senior Secured Notes			$303,162,956	$256,110,246	140.1%

Collateralized Loan Obligation – Equity Investments
Structured Finance
Atlas Senior Loan Fund XI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 26, 2031(9)(11)(12)(18)(24)	April 5, 2019	$5,725,000	$3,161,455	$1,660,250

Babson CLO Ltd. 2015-I
CLO subordinated notes, estimated yield 15.07% due January 21, 2031 (9) (11) (12) (18)	July 26, 2018	8,512,727	2,686,396	1,702,545

BlueMountain CLO 2014-2 Ltd.
CLO subordinated notes, estimated yield 5.99% due October 20, 2030(9)(11)(12)(18)	April 3, 2019	6,374,000	2,164,134	1,019,840

Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 18, 2029(9)(11)(12)(18)(24)	March 19, 2013	6,250,000	704,481	193,750

Carlyle Global Market Strategies CLO 2021-6, Ltd.
CLO subordinated notes, estimated yield 15.08% due July 17, 2034(9)(11)(12)(14) (18)	June 30, 2021	29,600,000	22,089,361	17,760,000

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 12.45% due April 20, 2034(9)(11)(12)(13) (18)(26)	October 23, 2013	18,000,000	11,638,307	9,069,233

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited) — (continued)
June 30, 2022

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 12.65% due April 20, 2034(9)(11)(12)(18)	May 15, 2017	$7,700,000	$6,783,386	$5,236,000

CIFC Funding 2014-3, Ltd.
CLO subordinated notes, estimated yield 0.00% due October 22, 2031(9)(11)(12)(18) (24)	January 24, 2017	10,000,000	4,315,478	2,200,000

Dryden 43 Senior Loan Fund
CLO subordinated notes, estimated yield 21.11% due April 20, 2034(9)(11)(12)(14)(18)	June 1, 2021	50,263,000	30,170,814	28,147,280

Madison Park Funding XVIII, Ltd.
CLO subordinated notes, estimated yield 28.26% due October 21, 2030(9)(11)(12)(18) (24)	May 22, 2020	12,500,000	5,029,843	5,125,000

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 11.84% due January 22, 2028(9)(11)(12)(18) (24)	May 11, 2016	5,422,500	3,304,826	2,331,675

Nassau 2019-I Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2031(9)(11)(12)(18)	April 11, 2019	23,500,000	13,654,498	5,875,000

Octagon Investment Partners 49, Ltd.
CLO subordinated notes, estimated yield 18.67% due January 18, 2033(9)(11)(12)(13)(14)(18)(26)	December 11, 2020	28,875,000	21,297,055	14,637,257

Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 25, 2030(9)(11)(12) (18)	August 1, 2018	45,500,000	25,788,389	7,735,000

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 17, 2026(9)(11)(12)(18) (24)	January 25, 2013	14,447,790	6,207,075	288,956

Telos CLO 2013-4, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 17, 2030(9)(11)(12)(18) (24)	May 20, 2015	11,350,000	5,348,802	463,759

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 17, 2028(9)(11)(12)(18)	April 11, 2014	28,500,000	18,179,226	1,425,000

THL Credit Wind River 2012-1 CLO, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 15, 2026(9)(11)(12)(18)	June 11, 2015	7,500,000	2,904,463	—

Venture XVII, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(24)	January 27, 2017	6,200,000	2,449,513	347,071

Venture XX, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(24)	July 27, 2018	3,000,000	332,779	—

Venture 35 CLO, Limited
CLO subordinated notes, estimated yield 20.70% due October 22, 2031(9)(11)(12)(18)	December 7, 2020	5,000,000	2,274,537	2,000,000

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited) — (continued)
June 30, 2022

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Venture 39 CLO, Limited
CLO subordinated notes, estimated yield 23.61% due April 15, 2033(9)(11)(12)(13)(18)(24)(26)	May 8, 2020	$5,150,000	$3,076,698	$3,014,342

West CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 18, 2026(9)(11)(12)(18) (24)	May 12, 2017	9,250,000	1,198,727	185,000

Westcott Park CLO, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 20, 2028(9)(11)(12) (18)	September 16, 2020	19,000,000	—	190,000

Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 15, 2029(9)(11)(12) (18)	May 3, 2017	10,500,000	5,658,757	1,155,000
Total Structured Finance			$200,419,000	$111,761,958	61.1%
Total Collateralized Loan Obligation – Equity Investments			$200,419,000	$111,761,958	61.1%

Common Stock
IT Consulting
Unitek Global Services, Inc.
common equity(7)(27)	January 13, 2015	1,244,188	$684,960	$—
Total IT Consulting			$684,960	$—	0.0%
Total Common Stock			$684,960	$—	0.0%

Preferred Stock
IT Consulting
Unitek Global Services, Inc.
Series B Preferred Stock(3)(17)(21) (27)	June 26, 2019	15,374,834	$9,002,159	$—
Series B Senior Preferred Stock(3)(17)(22) (27)	June 26, 2019	7,595,512	4,535,443	—
Series B Super Senior Preferred Stock(3)(17)(23) (27)	June 26, 2019	4,258,354	2,614,260	1,575,591
Total IT Consulting			$16,151,862	$1,575,591	0.9%
Total Preferred Equity			$16,151,862	$1,575,591	0.9%
Total Investments in Securities(8)			$520,418,778	$369,447,795	202.1%

Cash Equivalents
First American Government Obligations Fund, Class Z Shares(14)(19)		22,300,717	$22,300,717	$22,300,717
Total Cash Equivalents			$22,300,717	$22,300,717	12.2%
Total Investments in Securities and Cash Equivalents			$542,719,495	$391,748,512	214.3%

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

(3)      As of June 30, 2022, the portfolio includes $13,225,849 principal amount of debt investments and 27,228,700 shares of preferred stock investments which contain a PIK provision.

(4)      Notes bear interest at variable rates and are subject to an interest rate floor where disclosed. The rate disclosed is as of June 30, 2022.

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited) — (continued)
June 30, 2022

(5)      Cost value reflects accretion of original issue discount or market discount, or amortization of premium.

(6)      Cost value reflects repayment of principal

(7)      Common stock investments were non-income producing at the relevant period end.

(8)      Aggregate gross unrealized appreciation for U.S. federal income tax purposes is $282,569; aggregate gross unrealized depreciation for U.S. federal income tax purposes is $172,013,562. Net unrealized depreciation is $171,730,993 based upon an estimated tax cost basis of $541,178,788 as of June 30, 2022.

(9)      Cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO equity investments.

(10)    The principal balance outstanding for this debt investment, in whole or in part, is indexed to 180-day LIBOR.

(11)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2022, the Company held qualifying assets that represented 69.9% of its total assets.

(12)    Investment not domiciled in the United States.

(13)    Fair value includes the Company’s interest in subordinated fee notes, and represents discounted cash flows associated with fees earned from CLO equity investments.

(14)    Aggregate investments represent greater than 5% of net assets.

(15)    The principal balance outstanding for this debt investment, in whole or in part, is indexed to 30-day LIBOR.

(16)    The principal balance outstanding for this debt investment, in whole or in part, is indexed to 90-day LIBOR.

(17)    As of June 30, 2022, this debt or preferred equity investment was on non-accrual status. The aggregate fair value of these investments was approximately $2.1 million.

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

(19)    Represents cash equivalents held in money market accounts as of June 30, 2022.

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

(24)    The investment is co-invested with the Company’s affiliates. See “Note 7. Related Party Transactions.”

(25)    The principal balance outstanding for this debt investment, in whole or in part, is indexed to 180-day SOFR.

(26)    Cost value reflects amortization.

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited) — (continued)
June 30, 2022

(27)    These investments are deemed to be an “affiliate,” as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned between 5% and 25% of its voting securities. We do not “control” any of our portfolio companies. Fair value as of December 31, 2021 and June 30, 2022 along with transactions during the six months ended June 30, 2022 in these affiliated investments are as follows:

Name of Issuer	Title of Issue	Amount of Interest or Dividends Credited to Income(a)	Fair Value as of December 31, 2021	Gross Additions(b)	Gross Reductions(c)	Net Change in Unrealized Appreciation	Fair Value as of June 30, 2022
AFFILIATED INVESTMENT:
Unitek Global Systems, Inc	Common Stock	$—	$—	$—	$—	$—	$—
	Series B Preferred Stock	—	—	—	—	—	—
	Series B Senior Preferred Stock	—	—	—	—	—	—
	Series B Super Senior Preferred Stock	—	772,491	—	—	803,100	1,575,591
Total Affiliated Investment		—	772,491	—	—	803,100	1,575,591
Total Control Investment		—	—	—	—	—	—
TOTAL CONTROL AND AFFILIATED INVESTMENTS		$—	$772,491	$—	$—	$803,100	$1,575,591

____________

(a)      Represents the total amount of interest or distributions credited to income for the portion of the year an investment was an affiliate investment.

(b)       Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees. For the six months ended June 30, 2022, a total of approximately $2.1 million of paid-in-kind dividends were entitled to be received yet deemed uncollectible.

(c)       Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs.

(28)    As part of a restructuring completed on September 17, 2021, a portion of the Company’s investment in the first lien senior secured notes of Premiere Global Services, Inc. was converted into a like amount of a new revolving credit facility (the “Replacement Revolver”). On June 30, 2022 the maturity date of the Replacement Revolver was amended from June 30, 2022 to September 30, 2022, compared to the maturity date of first lien senior secured notes of June 8, 2023. The cost basis of the Replacement Revolver was established by allocating a portion of the cost basis from the first lien senior secured notes pro-rata based on the amount of principal that was converted from the first lien senior secured notes to the Replacement Revolver. The Replacement Revolver has no unfunded commitment and is on non-accrual status as of June 30, 2022.

(29)    Note bears interest at 5.50%, plus the greater of: the Wall Street Journal quoted Prime Rate, Federal Funds effective rate plus 1.00%, or the one-month reserve adjusted Eurodollar Base Rate plus 1.00%. The rate disclosed is as of June 30, 2022.

(30)    The principal balance outstanding for this debt investment, in whole or in part, is indexed to 90-day SOFR.

(31)    The principal balance outstanding for this debt investment, in whole or in part, is indexed to 30-day SOFR.

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

Carlyle Global Market Strategies CLO 2013 -2, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 18, 2029(9)(11)(12)(18)(24)	March 19, 2013	6,250,000	893,030	362,500

Carlyle Global Market Strategies CLO 2021 -6, Ltd.
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

Name of Issuer	Title of Issue	Amount of Interest or Dividends Credited to Income (a)	Fair Value as of December 31, 2020	Gross Additions (b)	Gross Reductions (c)	Net Change in Unrealized Appreciation	Fair Value as of December 31, 2021
AFFILIATED INVESTMENT:
Unitek Global Systems, Inc	Common Stock	$—	$—	$—	$—	$—	$—
	Series B Preferred Stock	—	—	—	—	—	—
	Series B Senior Preferred Stock	—	—	—	—	—	—
	Series B Super Senior Preferred Stock	—	—	—	—	772,491	772,491
Total Affiliated Investment		—	—	—	—	772,491	772,491
Total Control Investment		—	—	—	—	—	—
TOTAL CONTROL AND AFFILIATED INVESTMENTS		$—	$—	$—	$—	$772,491	$772,491

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

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$5,674,538	$3,602,389	$10,924,687	$7,824,426
Income from securitization vehicles and investments	4,062,469	4,096,145	8,503,664	8,777,445
Other income	202,544	143,472	377,070	599,825
Total investment income from non-affiliated/non-control investments	9,939,551	7,842,006	19,805,421	17,201,696
Total investment income	9,939,551	7,842,006	19,805,421	17,201,696

EXPENSES
Interest expense	3,087,952	2,431,398	6,173,318	4,314,823
Base Fee	1,565,181	1,434,484	3,171,684	2,823,734
Professional fees	310,931	570,265	655,453	1,255,219
Compensation expense	219,830	192,875	454,833	365,597
General and administrative	412,129	428,515	756,231	843,690
Total expenses before incentive fees	5,596,023	5,057,537	11,211,519	9,603,063
Net Investment Income Incentive Fees	—	—	—	—
Total expenses	5,596,023	5,057,537	11,211,519	9,603,063
Net investment income	4,343,528	2,784,469	8,593,902	7,598,633
Net change in unrealized (depreciation)/appreciation on investments:
Non-Affiliate/non-control investments	(46,845,141)	2,537,168	(60,535,837)	33,583,290
Affiliated investments	602,253	—	803,100	—
Total net change in unrealized (depreciation)/appreciation on investments	(46,242,888)	2,537,168	(59,732,737)	33,583,290
Net realized (losses)/gains:
Non-affiliated/non-control investments	(1,536,051)	1,180,480	(493,765)	(12,890,651)
Total net realized (losses)/gains	(1,536,051)	1,180,480	(493,765)	(12,890,651)
Net (decrease)/increase in net assets resulting from operations	$(43,435,411)	$6,502,117	$(51,632,600)	$28,291,272
Net increase in net assets resulting from net investment income per common share (Basic and Diluted):	$0.09	$0.06	$0.17	$0.15
Net (decrease)/increase in net assets resulting from operations per common share (Basic and Diluted):	$(0.87)	$0.13	$(1.04)	$0.57
Weighted average shares of common stock outstanding (Basic and Diluted):	49,736,300	49,607,474	49,718,630	49,598,636
Distributions per share	$0.105	$0.105	$0.210	$0.210

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
(Decrease)/increase in net assets from operations:
Net investment income	$4,343,528	$2,784,469	$8,593,902	$7,598,633
Net change in unrealized (depreciation)/appreciation on investments	(46,242,888)	2,537,168	(59,732,737)	33,583,290
Net realized (losses)/gains	(1,536,051)	1,180,480	(493,765)	(12,890,651)
Net (decrease)/increase in net assets resulting from operations	(43,435,411)	6,502,117	(51,632,600)	28,291,272
Distributions to stockholders
Distributions from net investment income	(4,230,020)	(4,323,240)	(8,457,040)	(8,644,975)
Tax return of capital distributions	(992,227)	(885,483)	(1,983,750)	(1,770,657)
Total distributions to stockholders	(5,222,247)	(5,208,723)	(10,440,790)	(10,415,632)

Capital share transactions:
Reinvestment of distributions	146,033	123,929	270,767	160,770
Net increase in net assets from capital share transactions	146,033	123,929	270,767	160,770
Total (decrease)/increase in net assets	(48,511,625)	1,417,323	(61,802,623)	18,036,410
Net assets at beginning of period	231,304,127	242,045,613	244,595,125	225,426,526
Net assets at end of period	$182,792,502	$243,462,936	$182,792,502	$243,462,936
Capital share activity:
Shares issued from reinvestment of distributions	39,718	26,458	71,301	34,815
Net increase in capital share activity	39,718	26,458	71,301	34,815

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease)/increase in net assets resulting from operations	$(51,632,600)	$28,291,272
Adjustments to reconcile net (decrease)/increase in net assets resulting from operations to net cash provided by/(used in) operating activities:
Accretion of discounts on investments	(472,683)	(365,303)
Amortization of discount on notes payable and deferred debt issuance costs	467,826	318,838
Purchases of investments	(49,517,388)	(114,770,681)
Repayments of principal	38,785,427	17,053,265
Proceeds from the sale of investments	12,825,000	5,819,281
Net realized losses on investments	493,765	12,890,651
Reductions to CLO equity cost value	14,219,450	21,404,640
Net change in unrealized depreciation/(appreciation) on investments	59,732,737	(33,583,290)
Increase in interest and distributions receivable	(75,293)	(1,208,543)
(Increase)/decrease in other assets	(297,189)	48,519
Increase in accrued interest payable	—	504,244
(Decrease)/increase in Base Fee and Net Investment Income Incentive Fee payable	(123,531)	274,781
(Decrease)/increase in accrued expenses	(43,538)	237,856
Net cash provided by/(used in) operating activities	24,361,983	(63,084,470)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid (net of stock issued under distribution reinvestment
plan of $270,767 and $160,770, respectively)	(10,170,023)	(10,254,862)
Proceeds from issuance of 5.50% Unsecured Notes	—	80,500,000
Deferred debt issuance costs paid	—	(2,705,860)
Net cash (used in)/provided by financing activities	(10,170,023)	67,539,278
Net increase in cash and cash equivalents	14,191,960	4,454,808
Cash and cash equivalents, beginning of period	9,015,700	59,137,284
Cash and cash equivalents, end of period	$23,207,660	$63,592,092

NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with distribution reinvestment plan	$270,767	$160,770

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$5,705,493	$3,491,743
Securities purchased not settled	$24,702,896	$40,803,008

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2022
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

NOTE 2. ORGANIZATION

OXSQ was incorporated under the General Corporation Laws of the State of Maryland (“MGCL”) on July 21, 2003 and is a closed-end investment company. OXSQ has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, OXSQ has elected to be treated for tax purposes as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with its 2003 taxable year. The Company’s investment objective is to maximize its total return, by investing primarily in corporate debt securities and collateralized loan obligation (“CLO”) structured finance investments that own corporate debt securities.

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
June 30, 2022
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

CONSOLIDATION

As provided under Regulation S-X and ASC Topic 946-810, Consolidation (“ASC 946-810”), the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or a controlled operating company whose business consists of providing services to the Company for the periods during which it was held. The Company previously consolidated OXSQ Funding 2018, LLC (“Oxford Funding”) in its financial statements in accordance with ASC 946-810 until Oxford Funding was dissolved in June 2020.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, all of OXSQ’s investments are based upon Level 3 inputs as of June 30, 2022.

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
June 30, 2022
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Good Faith Determinations of Fair Value, Rule 2a-5 under the 1940 Act (“Rule 2a-5”) was adopted by the SEC in December 2020 and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company is evaluating the impact of adopting Rule 2a-5 on the financial statements and intends to comply with the new rule’s requirements on or before the compliance date in September 2022.

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
June 30, 2022
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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of June 30, 2022 and December 31, 2021, the Company had three debt investments that were on non-accrual status.

Interest income also includes a payment-in-kind (“PIK”) component on certain investments in the Company’s portfolio. Refer to the section below, “Payment-In-Kind,” for a description of PIK income and its impact on interest income.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2022
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Payment-In-Kind

The Company has debt and preferred stock investments in its portfolio that contain contractual PIK provisions. PIK interest and preferred stock dividends are computed at their contractual rates and are accrued into income and recorded as interest and dividend income, respectively. The PIK amounts are added to the principal balances on the capitalization dates. Upon capitalization, the PIK portions of the investments are valued at their respective fair values. If the Company believes that a PIK is not fully expected to be realized, the PIK investment would be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends would be reversed from the related receivable through interest or dividend income, respectively. PIK investments on non-accrual status are restored to accrual status once it becomes probable that such PIK will be ultimately collectible in cash. For the three and six months ended June 30, 2022 and 2021, no PIK interest was recognized as interest income. For the three and six months ended June 30, 2022 and 2021, the Company did not recognize dividend income due to PIK on its preferred stock investments.

Income from Securitization Vehicles and Investments

Income from investments in the equity class securities of CLO vehicles (typically income notes or subordinated notes) is recorded using the effective interest method in accordance with the provisions of ASC 325-40, Beneficial Interests in Securitized Financial Assets, based upon estimated cash flows, amounts and timing, including those CLO equity investments that have not made their inaugural distribution for the relevant period end. We monitor the expected residual payments, and effective yield is determined and updated periodically, as needed. Accordingly, investment income recognized on CLO equity securities in the statement of operations differs from both the tax-basis investment income and from the cash distributions actually received by the Company during the period.

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

Preferred Stock Dividends

The Company holds preferred stock investments in its portfolio that contain cumulative preferred dividends that accumulate quarterly. The Company will generally record cumulative preferred dividends as investment income when they are received or declared by the portfolio company’s board of directors or upon any voluntary or involuntary liquidation, dissolution or winding up of the portfolio company, and are collectible. There were no cumulative preferred dividends recorded as dividend income during the three and six months ended June 30, 2022 and 2021, as the Company deemed them to be uncollectible.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2022
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
June 30, 2022
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The Company recognizes the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained, assuming examination by tax authorities. Through June 30, 2022, management has analyzed the Company’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions expected to be taken in the Company’s 2021 tax returns. The Company identifies its major tax jurisdictions as U.S Federal and Connecticut State. The Company did not have any uncertain tax positions that met the recognition measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company’s current tax year, 2021, 2020 and 2019 federal tax returns remain subject to examination by the Internal Revenue Service.

For tax purposes, the cost basis of the portfolio investments as of June 30, 2022 and December 31, 2021, was approximately $541,178,788 and $527,385,739, respectively.

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

NOTE 4. FAIR VALUE

The Company’s assets measured at fair value by investment type on a recurring basis as of June 30, 2022 were as follows:

	Fair Value Measurements at Reporting Date Using
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$—	$—	$256.1	$256.1
CLO Equity	—	—	111.8	111.8
Equity and Other Investments	—	—	1.6	1.6
Total Investments at fair value(1)	—	—	369.4	369.4
Cash equivalents	22.3	—	—	22.3
Total assets at fair value	$22.3	$—	$369.4	$391.7

____________

(1)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2022
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

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of June 30, 2022 and December 31, 2021, respectively. The Company’s valuation policy, as described earlier, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or Oxford Square Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the tables below are based on fair values for all debt related calculations and CLO equity.

	Quantitative Information about Level 3 Fair Value Measurements				Impact to Fair Value from an Increase in Input(2)
Assets ($ in millions)	Fair Value as of June 30, 2022	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(1)
Senior Secured Notes	$242.4	Market quotes	NBIB(3)	80.0% – 96.5%/90.0%	NA
	13.2	Recent transactions	Actualtrade/payoff(4)	90.0% – 90.0%/90.0%	NA
	0.5	Enterprise value(8)	NCY EBITDA(9)	$13.2 million/ncm(5)	Increase
			Market multiples(9)	3.5x – 4.5x/ncm(5)	Increase
CLO equity	101.9	Market quotes	NBIB(3)	2.0% – 68.0%/35.4%	NA
	7.7	Yield Analysis	Yield	23.8%/ncm(5)	Decrease
	1.5	Discounted cash flow(6)	Discount rate(7)	15.1% – 19.7%/16.0%	Decrease
	0.6	Liquidation Net Asset Value(10)	NBIB(3)	0.0% – 3.1%/1.3%	NA
Equity/Other Investments	1.6	Enterprise value(8)	LTM EBITDA(9)	$20.3 million/ncm(5)	Increase
			NCY EBITDA(9)	$25.0 million/ncm(5)	Increase
			Market multiples(9)	6.00x – 8.25x/7.1x	Increase
Total Fair Value for Level 3 Investments	$369.4

____________

(1)      Weighted averages are calculated based on fair value of investments.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2022
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

(10)    The fair value of those CLO equity positions which have been optionally redeemed are generally valued using a liquidation net asset value basis which represents the estimated expected residual value of the CLO as of the end of the period.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2022
(unaudited)

NOTE 4. FAIR VALUE (cont.)

	Quantitative Information about Level 3 Fair Value Measurements			Range/Weighted Average(1)	Impact to Fair Value from an Increase in Input(2)
Assets ($ in millions)	Fair Value as of December 31, 2021	Valuation Techniques/ Methodologies	Unobservable Input
Senior Secured Notes	$230.5	Market quotes	NBIB(3)	91.0% – 100.0%/97.0%	NA
	32.7	Recent transactions	Actual trade/payoff(4)	94.5% – 100.3%/97.9%	NA
	1.3	Enterprise value(8)	NCY+1 EBITDA(9)	$12.3 million/ncm(5)	Increase
			Market multiples(9)	5.5x – 6.5x/ncm(5)	Increase
CLO equity	149.1	Market quotes	NBIB(3)	8.7% – 83.0%/48.0%	NA
	3.4	Recent transactions	Actual trade/payoff(4)	90.1%/ncm(5)	NA
	1.8	Discounted cash flow(6)	Discount rate(7)	10.8% – 12.9%/12.5%	Decrease
	1.3	Liquidation Net Asset Value(11)	NBIB(3)	0.3% – 5.8%/3.1%	NA
Equity/Other Investments	0.8	Enterprise value(8)	NCY EBITDA(9)	$18.1 million/ncm(5)	Increase
			NCY+1 EBITDA(9)	$25.0 million/ncm(5)	Increase
			Market multiples(9)	5.75x – 9.0x/7.4x	Increase
Total Fair Value for Level 3 Investments(10)	$420.8

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
June 30, 2022
(unaudited)

NOTE 4. FAIR VALUE (cont.)

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

(11)    The fair value of those CLO equity positions which have been optionally redeemed are generally valued using a liquidation net asset value basis which represents the estimated expected residual value of the CLO as of the end of the period.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2022, and the level of each financial liability within the fair value hierarchy:

($ in millions)	Carrying Value(1)	Fair Value(2)	Level 1	Level 2	Level 3
6.50% Unsecured Notes	$63.8	$64.4	$—	$64.4	$—
6.25% Unsecured Notes	43.9	45.5	—	45.5	—
5.50% Unsecured Notes	78.2	74.1	—	74.1	—
Total(3)	$185.8	$183.9	$—	$183.9	$—

____________

(1)      Carrying value is net of unamortized deferred debt issuance costs. Unamortized deferred debt issuance costs associated with the 6.50% Unsecured Notes totaled approximately $0.6 million as of June 30, 2022. Unamortized deferred debt issuance costs associated with the 6.25% Unsecured Notes totaled approximately $0.9 million as of June 30, 2022. Unamortized deferred debt issuance costs associated with the 5.50% Unsecured Notes totaled approximately $2.3 million as of June 30, 2022.

(2)      For the 6.50% Unsecured Notes, 6.25% Unsecured Notes and 5.50% Unsecured Notes, fair value is based upon the closing price on the last day of the period. The 6.50% Unsecured Notes, 6.25% Unsecured Notes and 5.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQL”, “OXSQZ”, and “OXSQG”, respectively).

(3)      Totals may not sum due to rounding.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2022
(unaudited)

NOTE 4. FAIR VALUE (cont.)

A reconciliation of the fair value of investments for the three months ended June 30, 2022, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Equity	Equity and Other Investments	Total(2)
Balance at March 31, 2022	$269.7	$135.5	$1.0	$406.2
Net realized losses included in earnings	—	(1.5)	—	(1.5)
Net unrealized (depreciation)/appreciation included in earnings	(17.2)	(29.6)	0.6	(46.2)
Accretion of discount	0.2	—	—	0.2
Purchases	3.6	23.3	—	26.9
Repayments and Sales	(0.2)	(9.5)	—	(9.6)
Reductions to CLO Equity cost value(1)	—	(6.4)	—	(6.4)
Transfers in and/or (out) of level 3	—	—	—	—
Balance at June 30, 2022(2)	$256.1	$111.8	$1.6	$369.4
Net change in unrealized depreciation on Level 3 investments still held as of June 30, 2022	$(17.2)	$(30.4)	$0.6	$(47.0)

____________

(1)      Reduction to CLO equity cost value of approximately $6.4 million represented the distributions received, or entitled to be received, on the Company’s investments held in CLO equity subordinated and income notes of approximately $10.5 million, plus the amortization of cost of the Company’s CLO fee notes of approximately $30,000, less the effective yield interest income recognized on the Company’s CLO equity subordinated and income notes of approximately $4.1 million.

(2)      Totals may not sum due to rounding.

A reconciliation of the fair value of investments for the six months ended June 30, 2022, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Equity	Equity and Other Investments	Total(2)
Balance at December 31, 2021	$264.5	$155.6	$0.8	$420.8
Net realized losses included in earnings	—	(0.5)	—	(0.5)
Net unrealized (depreciation)/appreciation included in earnings	(21.0)	(39.6)	0.8	(59.7)
Accretion of discount	0.5	—	—	0.5
Purchases	50.9	23.3	—	74.2
Repayments and Sales	(38.8)	(12.8)	—	(51.6)
Reductions to CLO Equity cost value(1)	—	(14.2)	—	(14.2)
Transfers in and/or (out) of level 3	—	—	—	—
Balance at June 30, 2022(2)	$256.1	$111.8	$1.6	$369.4
Net change in unrealized depreciation on Level 3 investments still held as of June 30, 2022	$(21.4)	$(39.3)	$0.8	$(59.9)

____________

(1)      Reduction to CLO equity cost value of approximately $14.2 million represented the distributions received, or entitled to be received, on the Company’s investments held in CLO equity subordinated and income notes of approximately $22.7 million, plus the amortization of cost of the Company’s CLO fee notes of approximately $63,000, less the effective yield interest income recognized on the Company’s CLO equity subordinated and income notes of approximately $8.5 million.

(2)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2022
(unaudited)

NOTE 4. FAIR VALUE (cont.)

A reconciliation of the fair value of investments for the year ended December 31, 2021, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Debt	CLO Equity	Equity and Other Investments	Total(2)
Balance at December 31, 2020	$172.2	$—	$122.5	$—	$294.7
Net realized losses included in earnings	(13.4)	—	(1.5)	—	(15.0)
Net unrealized appreciation included in earnings	4.2	—	33.5	0.8	38.5
Accretion of discount	0.7	—	—	—	0.7
Purchases	135.3	—	43.5	—	178.9
Repayments and Sales	(34.6)	—	(4.9)	—	(39.5)
Reductions to CLO equity cost value(1)	—	—	(37.5)	—	(37.5)
Non-cash interest and dividend income due to PIK	—	—	—	—	—
Transfers in and/or (out) of level 3	—	—	—	—	—
Balance at December 31, 2021(2)	$264.5	$—	$155.6	$0.8	$420.8
Net change in unrealized depreciation on Level 3 investments still held as of December 31, 2021	$(9.0)	$—	$27.8	$0.8	$19.6

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

(2)      Totals may not sum due to rounding.

The following table shows the fair value of the Company’s portfolio of investments by asset class as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$256.1	69.3%	$264.5	62.8%
CLO Equity	111.8	30.3%	155.6	37.0%
Equity and Other Investments	1.6	0.4%	0.8	0.2%
Total(1)	$369.4	100.0%	$420.8	100.0%

____________

(1)      Totals may not sum due to rounding.

NOTE 5. CASH AND CASH EQUIVALENTS

At June 30, 2022 and December 31, 2021, respectively, cash and cash equivalents were as follows:

	June 30, 2022	December 31, 2021
Cash	$906,943	$617,546
Cash Equivalents	22,300,717	8,398,154
Total Cash and Cash Equivalents	$23,207,660	$9,015,700

For further details regarding the composition of cash, cash equivalents and restricted cash refer to “Note 3. Summary of Significant Accounting Policies.”

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2022
(unaudited)

NOTE 6. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%, immediately after such borrowing. As of June 30, 2022 and December 31, 2021, the Company’s asset coverage for borrowed amounts was 194% and 227%, respectively.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of June 30, 2022 and December 31, 2021. The fair value of the 6.50% Unsecured Notes is based upon the closing price on the last day of the period. The 6.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQL”). The fair value of the 6.25% Unsecured Notes is based upon the closing price on the last day of the period. The 6.25% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQZ”). The fair value of the 5.50% Unsecured Notes is based upon the closing price on the last day of the period. The 5.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQG”).

	As of
	June 30, 2022			December 31, 2021
($ in millions)	Principal Amount	Carrying Value(1)	Fair Value	Principal Amount	Carrying Value(1)	Fair Value
6.50% Unsecured Notes	$64.4	$63.8	$64.4	$64.4	$63.6	$65.1
6.25% Unsecured Notes	44.8	43.9	45.5	44.8	43.8	45.5
5.50% Unsecured Notes	80.5	78.2	74.1	80.5	78.0	80.7
Total(2)	$189.7	$185.8	$183.9	$189.7	$185.4	$191.3

____________

(1)      The Carrying Value represents the aggregate principal amount outstanding less the unamortized deferred issuance costs. As of June 30, 2022, the total unamortized deferred issuance costs for the 6.50% Unsecured Notes, 6.25% Unsecured Notes, and 5.50% Unsecured Notes was approximately $0.6 million, $0.9 million, and $2.3 million, respectively. As of December 31, 2021, the total unamortized deferred issuance costs for the 6.50% Unsecured Notes, 6.25% Unsecured Notes, and 5.50% Unsecured Notes was approximately $0.7 million, $1.0 million, and $2.5 million, respectively.

(2)      Totals may not sum due to rounding.

The weighted average stated interest rate and weighted average maturity on the Company’s borrowings as of June 30, 2022 were 6.02% and 4.1 years, respectively, and as of December 31, 2021 were 6.02% and 4.6 years, respectively.

The tables below summarize the components of interest expense for the three and six months ended June 30, 2022 and June 30, 2021, respectively:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total(1)
6.50% Unsecured Notes	$1,046.0	$81.0	$1,127.0	$2,092.0	$161.0	$2,253.0
6.25% Unsecured Notes	699.9	58.1	758.0	1,399.7	115.6	1,515.3
5.50% Unsecured Notes	1,106.9	96.1	1,203.0	2,213.8	191.2	2,404.9
Total(1)	$2,852.7	$235.2	$3,088.0	$5,705.5	$467.8	$6,173.3

____________

(1)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2022
(unaudited)

NOTE 6. BORROWINGS (cont.)

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

The aggregate accrued interest payable on the 6.50% Unsecured Notes as of June 30, 2022 was approximately $12,000. As of June 30, 2022, the Company had unamortized deferred debt issuance costs relating to the 6.50% Unsecured Notes of approximately $569,000. The deferred debt issuance costs are being amortized over the term of the 6.50% Unsecured Notes and are included in interest expense in the statements of operations.

The cash paid and the effective annualized interest rate for three months ended June 30, 2022 were approximately $1.0 million and 7.02%, respectively. The cash paid and the effective annualized interest rate for the six months ended June 30, 2022 were approximately $2.1 million and 7.06%, respectively. The cash paid and the effective annualized interest rate for the three months ended June 30, 2021 were approximately $1.0 million and 7.02%, respectively. The cash paid and the effective annualized interest rate for the six months ended June 30, 2021 were approximately $2.1 million and 7.06%, respectively.

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

The aggregate accrued interest payable on the 6.25% Unsecured Notes as of June 30, 2022 was approximately $467,000. As of June 30, 2022, the Company had unamortized deferred debt issuance costs of approximately $894,000 relating to the 6.25% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 6.25% Unsecured Notes and are included in interest expense in the statements of operations.

The cash paid and the effective annualized interest rate for the three months ended June 30, 2022 were approximately $700,000 and 6.79%, respectively. The cash paid and the effective annualized interest rate for the six months ended June 30, 2022 were approximately $1.4 million and 6.82%, respectively. The cash paid and the effective annualized interest rate for the three months ended June 30, 2021 were approximately $700,000 and 6.79%, respectively. The cash paid and the effective annualized interest rate for the six months ended June 30, 2021 were approximately $1.4 million and 6.82%, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2022
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

The aggregate accrued interest payable on the 5.50% Unsecured Notes as of June 30, 2022 was approximately $738,000. As of June 30, 2022, the Company had unamortized deferred debt issuance costs of approximately $2.3 million relating to the 5.50% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 5.50% Unsecured Notes and are included in interest expense in the statements of operations. The cash paid and the effective annualized interest rate for the three months ended June 30, 2022 were approximately $1.1 million and 5.99%, respectively. The cash paid and the effective annualized interest rate for the six months ended June 30, 2022 were approximately $2.2 million and 6.02%, respectively. The effective annualized interest rate for both the three and six months ended June 30, 2021 was approximately 5.90%. There was no cash paid for the three and six months ended June 30, 2021.

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
June 30, 2022
(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

The following table represents the portion of the total advisory fee ascribed to the Base Fee (pursuant to the 2016 Fee Waiver calculation) for the three and six months ended June 30, 2022 and 2021, respectively:

($ in millions)	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Base Fee	$1.6	$1.4	$3.2	$2.8

The Base Fee payable to Oxford Square Management as of June 30, 2022 and December 31, 2021 was $1,565,181 and $1,688,712, respectively.

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
June 30, 2022
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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2022
(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

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

There were no Net Investment Income Incentive Fees for the three and six months ended June 30, 2022 and 2021.

There were no Net Investment Income Incentive Fees payable to Oxford Square Management as of June 30, 2022 and December 31, 2021.

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

There were no Capital Gains Incentive Fees based on hypothetical liquidation for the three and six months ended June 30, 2022 and 2021. There was no liability for Capital Gains Incentive Fees based on hypothetical liquidation as of June 30, 2022 and December 31, 2021.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2022
(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

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

For the three months ended June 30, 2022 and 2021, the Company incurred approximately $220,000 and $193,000, respectively, in compensation expenses for the services of employees allocated to the administrative activities of the Company, pursuant to the Administration Agreement with Oxford Funds. For the six months ended June 30, 2022 and 2021, the Company incurred approximately $455,000 and $366,000, respectively, in compensation expenses. In addition, the Company incurred approximately $15,000 and $13,000 for facility costs allocated under the Administration Agreement for the three months ended June 30, 2022 and 2021, respectively. The Company incurred approximately $30,000 and $26,000 for facility costs for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and 2021, there were accrued compensation expenses of approximately $31,000 and $73,000, respectively, payable under the Administration Agreement.

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

In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, the Company was permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in its existing portfolio companies with certain private funds managed by the Company’s investment adviser or its affiliates and covered by the Order, even if such private funds had not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the conditional exemptive order expired on December 31, 2021, the SEC’s Division of Investment Management indicated that until

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2022
(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

March 31, 2022, it would not recommend enforcement action to the extent any BDC with an existing co-investment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. In connection with the expiration of the conditional exemptive order, the Division of Investment Management indicated that, although BDCs would not be able to rely on the conditional exemptive order subsequent to March 31, 2022, BDCs can apply to amend their existing orders to permanently implement the relief. The Company had not filed an application to amend the Order as of June 30, 2022.

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase/(decrease) in net assets resulting from net investment income and operations per share for the three and six months ended June 30, 2022 and 2021, respectively:

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Net investment income	$4,343,528	$2,784,469	$8,593,902	$7,598,633
Weighted average common shares outstanding	49,736,300	49,607,474	49,718,630	49,598,636
Net increase in net assets resulting from net investment income per common share	$0.09	$0.06	$0.17	$0.15
Net (decrease)/increase in net assets resulting from operations	$(43,435,411)	$6,502,117	$(51,632,600)	$28,291,272
Net (decrease)/increase in net assets resulting from operations per common share	$(0.87)	$0.13	$(1.04)	$0.57

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

The Company has adopted an “opt out” distribution reinvestment plan for its common stockholders. As a result, if the Company makes a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of the Company’s common stock, unless they specifically “opt out” of the distribution reinvestment plan so as to receive cash distributions. During the three months ended June 30, 2022 and 2021, the Company issued 39,718 and 26,458 shares, respectively, of common stock for approximately $146,000 and $124,000, respectively, to stockholders in connection with the distribution reinvestment plan. During the six months ended June 30, 2022 and 2021, the Company issued 71,301 and 34,815 shares, respectively, of common stock for

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2022
(unaudited)

NOTE 9. DISTRIBUTIONS (cont.)

approximately $271,000 and $161,000, respectively, to stockholders in connection with the distribution reinvestment plan. During the three months and six months ended June 30, 2022 as part of the Company’s dividend reinvestment plan for its common stockholders, the Company’s dividend reinvestment administrator did not purchase any shares of common stock in the open market to satisfy the reinvestment portion of the Company’s dividends. During the three months ended June 30, 2021, as part of the Company’s dividend reinvestment plan for its common stockholders, the Company’s dividend reinvestment administrator did not purchase any shares of common stock in the open market to satisfy the reinvestment portion of the Company’s dividends. During the six months ended June 30, 2021, the Company’s dividend reinvestment administrator purchased 23,202 shares of common stock for approximately $91,000 in the open market to satisfy the reinvestment portion of the Company’s dividends. On each of January 31, February 28, March 31, April 29, May 31, and June 30, 2022, the Company paid monthly distributions of approximately $1.7 million, or $0.035 per share.

Under the Regulated Investment Company Modernization Act of 2010, the Company is permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital losses that are carried forward will retain their character as either short-term or long-term losses rather than being considered all short-term as under previous law.

The tax character of distributions for the six months ended June 30, 2022, represented, on an estimated basis, $0.17 per share from ordinary income and $0.04 per share as a tax return of capital. For the six months ended June 30, 2022, the amounts and sources of distributions reported are only estimates (based on an average of the reported tax character historically) and are not being provided for U.S. federal income tax reporting purposes. Because the Company believes the historical tax characteristics of distributions is the most useful information which is readily available, the Company has used the average of all years from inception of the Company in providing the estimates herein. However, the timing and character of distributions for U.S. federal income tax purposes (which are determined in accordance with the U.S. federal tax rules which may differ from GAAP) may be materially different than the historical information the Company used in providing the estimates herein. The final determination of the source of all distributions in 2022 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

NOTE 10. NET ASSET VALUE PER SHARE

The Company’s net asset value per share as of June 30, 2022, and December 31, 2021, was $3.67 and $4.92, respectively. In determining the Company’s net asset value per share, the Board determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 11. SHARE ISSUANCE AND REPURCHASE PROGRAMS

On August 1, 2019, the Company entered into an Equity Distribution Agreement with Ladenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $150.0 million of the Company’s common stock through an At-the-Market (“ATM”) offering. For the three and six months ended June 30, 2022 and 2021, the Company did not sell any shares of common stock pursuant to the ATM offering.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2022
(unaudited)

NOTE 11. SHARE ISSUANCE AND REPURCHASE PROGRAMS (cont.)

From time to time, the Board may authorize a share repurchase program under which shares are purchased in open market transactions. Since the Company is incorporated in Maryland, MGCL requires share repurchases to be accounted for as a share retirement. The cost of repurchased shares is charged against capital on the settlement date. During the three and six months ended June 30, 2022 and 2021, the Company was not authorized to repurchase any shares of outstanding common stock.

NOTE 12. INVESTMENT INCOME

The following table sets forth the components of investment income for the three and six months ended June 30, 2022 and 2021, respectively:

	Three months ended June 30, 2022	Three months ended June 30, 2021
Interest Income
Stated interest income	$5,450,976	$3,435,957
Original issue discount and market discount income	219,416	154,721
Discount income derived from unscheduled remittances at par	4,146	11,711
Total interest income	$5,674,538	$3,602,389
Income from securitization vehicles and investments	$4,062,469	$4,096,145
Other income
Fee letters	123,797	112,909
Loan prepayment and bond call fees	—	—
All other fees	78,747	30,563
Total other income	$202,544	$143,472
Total investment income	$9,939,551	$7,842,006
	Six months ended June 30, 2022	Six months ended June 30, 2021
Interest Income
Stated interest income	$10,237,699	$6,972,153
Original issue discount and market discount income	472,683	365,302
Discount income derived from unscheduled remittances at par	214,305	486,971
Total interest income	$10,924,687	$7,824,426
Income from securitization vehicles and investments	$8,503,664	$8,777,445
Other income
Fee letters	290,421	220,870
Loan prepayment and bond call fees	—	300,000
All other fees	86,649	78,955
Total other income	$377,070	$599,825
Total investment income	$19,805,421	$17,201,696

The 1940 Act requires that a BDC offer significant managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three and six months ended June 30, 2022 and 2021, the Company received no fee income for managerial assistance.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2022
(unaudited)

NOTE 13. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote. As of June 30, 2022, the Company did not have any commitments to purchase additional debt investments.

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

NOTE 14. FINANCIAL HIGHLIGHTS

Financial highlights for the three and six months ended June 30, 2022 and 2021, respectively, are as follows:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Per Share Data
Net asset value at beginning of period	$4.65	$4.88	$4.92	$4.55
Net investment income(1)	0.09	0.06	0.17	0.15
Net realized and unrealized (losses)/gains(2)	(0.96)	0.08	(1.21)	0.42
Net (decrease)/increase in net asset value from operations	(0.87)	0.14	(1.04)	0.57
Distributions per share from net investment income	(0.09)	(0.09)	(0.17)	(0.17)
Tax return of capital distributions(3)	(0.02)	(0.02)	(0.04)	(0.04)
Total distributions	(0.11)	(0.11)	(0.21)	(0.21)
Effect of shares issued/repurchased, gross	—	—	—	—
Net asset value at end of period	$3.67	$4.91	$3.67	$4.91
Per share market value at beginning of period	$4.19	$4.64	$4.08	$3.05
Per share market value at end of period	$3.64	$4.91	$3.64	$4.91
Total return based on Market Value(4)	(10.75)%	8.09%	(6.00)%	68.85%
Total return based on Net Asset Value(5)	(18.82)%	2.69%	(21.14)%	12.44%
Shares outstanding at end of period	49,761,360	49,624,422	49,761,360	49,624,422

Ratios/Supplemental Data(8)
Net assets at end of period (000’s)	$182,793	$243,463	$182,793	$243,463
Average net assets (000’s)	$207,048	$242,754	$222,414	$238,270
Ratio of expenses to average net assets(6)	10.81%	8.33%	10.08%	8.06%
Ratio of net investment income to average net assets(6)	8.39%	4.59%	7.73%	6.38%
Portfolio turnover rate(7)	1.79%	1.07%	12.19%	7.11%

____________

(1)      Represents per share net investment income for the period, based upon weighted average shares outstanding.

(2)      Net realized and unrealized gains/(losses) include rounding adjustments to reconcile change in net asset value per share.

(3)      Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2022
(unaudited)

NOTE 14. FINANCIAL HIGHLIGHTS (cont.)

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

(8)      The following table provides supplemental performance ratios (annualized) measured for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Ratio of expenses to average net assets:
Operating expenses before incentive fees	10.81%	8.33%	10.08%	8.06%
Net investment income incentive fees	—%	—%	—%	—%
Ratio of expenses, excluding interest expense to average net assets	4.85%	4.33%	4.53%	4.44%

NOTE 15. RISKS AND UNCERTAINTIES

The effect on the U.S. and global economy of the ongoing Coronavirus (also referred to as “COVID-19” or “Coronavirus”) pandemic, uncertainty relating to new variants of the Coronavirus that have emerged in the United States and globally, vaccine hesitancy and efficacy, the length of economic recovery, and policies of the U.S. presidential administration have created stress on the market and could affect our portfolio companies. In addition, government spending, government policies, including recent increases in certain interest rates by the U.S. Federal Reserve, and disruptions in supply chains in the United States and elsewhere in response to the Coronavirus pandemic and otherwise, in conjunction with other factors, including those described above, have led and could continue to lead to inflationary economic environments that could affect the Company’s portfolio companies, the Company’s financial condition and the Company’s results of operations.

Although it is difficult to predict the extent of the impact of the Coronavirus pandemic and other economic disruptions on the underlying CLO vehicles the Company invests in, the failure by a CLO vehicle to satisfy certain financial covenants, including with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event that a CLO vehicle fails certain tests, holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. Separately, the Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting CLO vehicle or any other investment we may make. If any of these occur, it could materially and adversely affect the Company’s operating results and cash flows.

The interests the Company has acquired in CLO vehicles are generally thinly traded or have only a limited trading market. CLO vehicles are typically privately offered and sold, even in the secondary market. As a result, investments in CLO vehicles may be characterized as illiquid securities. In addition to the general risks associated with investing in debt securities, CLO vehicles carry additional risks, including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the fact that the Company’s investments in CLO tranches will

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2022
(unaudited)

NOTE 15. RISKS AND UNCERTAINTIES (cont.)

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

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations and could cause the market value of Oxford Square’s common shares and/or debt securities to decline. These market and economic disruptions could also negatively impact the operating results of the Company’s portfolio companies.

NOTE 16. SUBSEQUENT EVENTS

The following distributions payable to stockholders are shown below:

Date Declared	Record Date	Payable Date	Per Share Distribution Amount Declared
April 21, 2022	July 15, 2022	July 29, 2022	$0.035
April 21, 2022	August 17, 2022	August 31, 2022	$0.035
April 21, 2022	September 16, 2022	September 30, 2022	$0.035
July 21, 2022	October 17, 2022	October 31, 2022	$0.035
July 21, 2022	November 16, 2022	November 30, 2022	$0.035
July 21, 2022	December 16, 2022	December 30, 2022	$0.035

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Oxford Square Capital Corp., our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

•        our future operating results, including our and our portfolio companies’ ability to achieve our respective objectives;

•        our business prospects and the prospects of our portfolio companies;

•        the impact of investments that we expect to make;

•        our contractual arrangements and relationships with third parties;

•        the dependence of our future success on the general economy and its impact on the industries in which we invest;

•        the ability of our portfolio companies and CLO investments to achieve their objectives;

•        the valuation of our investments in portfolio companies and CLOs, particularly those having no liquid trading market;

•        market conditions and our ability to access alternative debt markets and additional debt and equity capital;

•        our expected financings and investments;

•        the adequacy of our cash resources and working capital;

•        the timing of cash flows, if any, from the operations of our portfolio companies and CLO investments; and

•        the ability of our investment adviser to locate suitable investments for us and monitor and administer our investments.

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•        an economic downturn could impair our portfolio companies’ and CLO investments’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies and CLO investments;

•        the length and duration of the COVID-19 outbreak in the United States as well as worldwide, and the magnitude of its impact and time required for economic recovery;

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

OVERVIEW

Our investment objective is to maximize our portfolio’s total return. Our primary focus is to seek an attractive risk-adjusted total return by investing primarily in corporate debt securities and in collateralized loan obligations (“CLO”), which are structured finance investments that own corporate debt securities. CLO investments may also include warehouse facilities, which are early-stage CLO vehicles intended to aggregate loans that may be used to form the basis of a traditional CLO vehicle. We operate as a closed-end management investment company and have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). We have elected to be treated for tax purposes as a RIC, under the Code.

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

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of June 30, 2022, our debt investments had stated interest rates of between 4.92% and 11.63% and maturity dates of between 3 and 92 months. In addition, our portfolio had a weighted average annualized yield on debt investments of approximately 9.01% as of June 30, 2022.

The weighted average annualized yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average annualized yield was computed using the effective interest rates as of June 30, 2022, including accretion of original issue discount (“OID”). There can be no assurance that the weighted average annualized yield will remain at its current level.

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

During the three months ended June 30, 2022, the U.S. loan market exhibited weakness versus the three months ended March 31, 2022. U.S. loan prices, as defined by the S&P/LSTA Leveraged Loan Index, decreased from 97.60% of par as of March 31, 2022 to 92.16% of par as of June 30, 2022. As of June 30, 2022, the Company’s Board of Directors approved the fair value of the Company’s investment portfolio of approximately $369.4 million in good faith in accordance with the Company’s valuation procedures.

As of June 30, 2022, the Company’s Board of Directors approved the fair value of the Company’s investment portfolio of approximately $369.4 million in good faith in accordance with the Company’s valuation procedures.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. We consider the attributes of current market conditions on an on-going basis and have determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, substantially all of our fair valued investments are measured based upon Level 3 inputs as of June 30, 2022 and December 31, 2021.

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

Good Faith Determinations of Fair Value, Rule 2a-5 under the 1940 Act (“Rule 2a-5”) was adopted by the SEC in December 2020 and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company is evaluating the impact of adopting Rule 2a-5 on the financial statements and intends to comply with the new rule’s requirements on or before the compliance date in September 2022.

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

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. We generally restore non-accrual loans to accrual status when past due principal and interest is paid and, in our judgment, is likely to remain current. As of June 30, 2022, we had three debt investments that were on non-accrual status. As of June 30, 2021, we had two debt investments that were on non-accrual status.

Interest income also includes a payment-in-kind (“PIK”) component on certain investments in our portfolio. Refer to the section below, “Payment-In-Kind,” for a description of PIK income and its impact on interest income.

Payment-In-Kind

We have debt and preferred stock investments in our portfolio that contain contractual PIK provisions. PIK interest and preferred stock dividends are computed at their contractual rates and are accrued into income and added to the principal balances on the capitalization dates. Upon capitalization, the PIK portions of the investments are valued at their respective fair values. If we believe that a PIK is not fully expected to be realized, the PIK investment would be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends would be reversed from the related receivable through interest or dividend income, respectively. PIK investments on non-accrual status are restored to accrual status once it becomes probable that such PIK will be ultimately collectible in cash. For the three and six months ended June 30, 2022 and 2021, no PIK preferred stock dividends were recognized as dividend income. For the three and six months ended June 30, 2022 and 2021, no PIK interest was recognized as interest income.

Income from Securitization Vehicles and Equity Investments

Income from investments in the equity class securities of CLO vehicles (typically income notes or subordinated notes) is recorded using the effective yield method in accordance with the provisions of ASC 325-40, Beneficial Interests in Securitized Financial Assets, based upon estimated cash flows, amounts and timing including those CLO equity investments that have not made their inaugural distribution for the relevant period end. We monitor the expected residual payments, and effective yield is determined and updated periodically, as needed. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from both the tax-basis investment income and from the cash distributions actually received by us during the period.

We also record income on our investments in certain securitization vehicles (or “CLO warehouse facilities”) based on a stated rate per the underlying note purchase agreement or, if there is no stated rate, then an estimated rate is calculated using a base case model projecting the timing of the ramp-up of the CLO warehouse facility. As of June 30, 2022 and 2021, we had no investments in CLO warehouse facilities.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $369.4 million and $420.8 million as of June 30, 2022, and December 31, 2021, respectively. The decrease in the value of investments during the six month period ended June 30, 2022, was due primarily to net unrealized depreciation on our investment portfolio of approximately $59.7 million (which incorporates reductions to CLO equity cost value of $14.2 million), $38.8 million of debt repayments, and $12.8 million of sales of investments, which were partially offset by approximately $74.2 million of investments acquired and realized losses of $0.5 million.

A reconciliation of the investment portfolio for the six months ended June 30, 2022 and the year ended December 31, 2021 follows:

($ in millions)	June 30, 2022	December 31, 2021
Beginning investment portfolio	$420.8	$294.7
Portfolio investments acquired	74.2	178.9
Debt repayments	(38.8)	(24.3)
Sales of securities	(12.8)	(15.2)
Reductions to CLO equity cost value(1)	(14.2)	(37.5)
Accretion of discounts on investments	0.5	0.7
Net change in unrealized (depreciation)/appreciation on investments	(59.7)	38.5
Net realized losses on investments	(0.5)	(15.0)
Ending investment portfolio(2)	$369.4	$420.8

____________

(1)      For the six months ended June 30, 2022, the reductions to CLO equity cost value of approximately $14.2 million represented the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes of approximately $22.7 million, plus the amortization of cost on our CLO fee notes of approximately $63,000, less the effective yield interest income recognized on our CLO equity subordinated and income notes of approximately $8.5 million. For the year ended December 31, 2021, the reductions to CLO equity cost value of approximately $37.5 million represented the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes of approximately $55.8 million, plus the amortization of cost on our CLO fee notes of approximately $0.4 million, less the effective yield interest income recognized on our CLO equity subordinated and income notes of approximately $18.7 million.

(2)      Totals may not sum due to rounding.

During the six months ended June 30, 2022 we purchased approximately $74.2 million in portfolio investments, which includes additional investments of approximately $52.8 million in existing portfolio companies and approximately $21.4 million in new portfolio companies. During the year ended December 31, 2021, we purchased approximately $178.9 million in portfolio investments, including additional investments of approximately $65.4 million in existing portfolio companies and approximately $113.5 million in new portfolio companies.

In certain instances, we receive investment proceeds based on the scheduled amortization of the outstanding loan balances and from the sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

For the six months ended June 30, 2022 and the year ended December 31, 2021, we recognized proceeds from the sales of securities of approximately $12.8 million and $15.2 million, respectively. Also, during the six months ended June 30, 2022 and the year ended December 31, 2021, we had loan principal repayments of approximately $38.8 million and $24.3 million, respectively.

As of June 30, 2022, we had investments in debt securities of, or loans to, 21 portfolio companies, with a fair value of approximately $256.1 million, CLO equity investments of approximately $111.8 million, and other equity investments of approximately $1.6 million.

As of December 31, 2021, we had investments in debt securities of, or loans to, 20 portfolio companies, with a fair value of approximately $264.5 million, CLO equity investments of approximately $155.6 million and other equity investments of approximately $772,000.

The following table indicates the quarterly portfolio investment activity for the past six quarters:

Three Months Ended ($ in millions)	Purchases of Investments	Debt Repayments	Sales of Investments	Reductions to CLO Equity Cost Value(1)
June 30, 2022	$26.9	$0.2	$9.5	$6.4
March 31, 2022	47.4	38.6	3.4	7.8
Total 2022 to date(2)	$74.2	$38.8	$12.8	$14.2

December 31, 2021	$23.3	$1.6	$10.3	$7.4
September 30, 2021	23.1	5.7	—	8.6
June 30, 2021	99.5	0.6	3.0	15.5
March 31, 2021	32.9	16.4	1.8	6.0
Total 2021(2)	$178.9	$24.3	$15.2	$37.5

____________

(1)      Reductions to CLO equity cost value represent the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes, plus the amortization of cost of our CLO fee notes, less the effective yield interest income recognized on our CLO equity subordinated and income notes.

(2)      Totals may not sum due to rounding.

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$256.1	69.3%	$264.5	62.8%
CLO Equity	111.8	30.3%	155.6	37.0%
Equity and Other Investments	1.6	0.4%	0.8	0.2%
Total(1)	$369.4	100.0%	$420.8	100.0%

____________

(1)      Totals may not sum due to rounding.

Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2022 and December 31, 2021, we held qualifying assets that represented 69.9% and 64.1%, respectively, of the total assets. No additional non-qualifying assets were acquired during the periods when qualifying assets were less than 70.0% of the total assets.

The following table shows our portfolio of investments by industry at fair value, as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	($ in millions)		($ in millions)
Structured finance(1)	$111.8	30.3%	$155.6	36.9%
Business services	82.1	22.2%	88.7	21.0%
Software	74.3	20.1%	50.9	12.1%
Healthcare	40.4	10.9%	63.0	15.0%
Diversified insurance	25.3	6.8%	25.9	6.2%
Telecommunication services	14.9	4.0%	15.8	3.8%
Plastics Manufacturing	11.9	3.2%	12.7	3.0%
Utilities	7.2	1.9%	7.5	1.8%
IT consulting	1.6	0.4%	0.8	0.2%
Total(2)	$369.4	100.0%	$420.8	100.0%

____________

(1)      Reflects our equity investments in CLOs as of June 30, 2022, and December 31, 2021, respectively.

(2)      Totals may not sum due to rounding.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of June 30, 2022 and December 31, 2021, our portfolio had a weighted average grade of 2.1 and 2.1, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities and investments in CLOs are not graded.

As of June 30, 2022 and December 31, 2021, our debt investment portfolio was graded as follows:

($ in millions)		June 30, 2022
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche	269.3	86.5%	242.1	94.6%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche	14.6	4.7%	13.4	5.2%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status	27.5	8.8%	0.5	0.2%
	Total(1)	$311.4	100.0%	$256.1	100.0%

____________

(1)      Totals may not sum due to rounding.

($ in millions)		December 31, 2021
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche	256.3	86.1%	249.2	94.2%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche	14.7	4.9%	13.9	5.3%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status	26.9	9.0%	1.3	0.5%
	Total(1)	$297.8	100.0%	$264.5	100.0%

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

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three and six months ended June 30, 2022 to the three and six months ended June 30, 2021.

Investment Income

Investment income for the three months ended June 30, 2022 and June 30, 2021 was approximately $9.9 million and $7.8 million, respectively. Investment income for the six months ended June 30, 2022 and June 30, 2021 was approximately $19.8 million and $17.2 million, respectively. The following tables set forth the components of investment income for the three and six months ended June 30, 2022 and June 30, 2021:

	Three months ended June 30, 2022	Three months ended June 30, 2021
Interest Income
Stated interest income	$5,450,976	$3,435,957
Original issue discount and market discount income	219,416	154,721
Discount income derived from unscheduled remittances at par	4,146	11,711
Total interest income	$5,674,538	$3,602,389
Income from securitization vehicles and investments	$4,062,469	$4,096,145
Other income
Fee letters	123,797	112,909
Loan prepayment and bond call fees	—	—
All other fees	78,747	30,563
Total other income	$202,544	$143,472
Total investment income	$9,939,551	$7,842,006

	Six months ended June 30, 2022	Six months ended June 30, 2021
Interest Income
Stated interest income	$10,237,699	$6,972,153
Original issue discount and market discount income	472,683	365,302
Discount income derived from unscheduled remittances at par	214,305	486,971
Total interest income	$10,924,687	$7,824,426
Income from securitization vehicles and investments	$8,503,664	$8,777,445
Other income
Fee letters	290,421	220,870
Loan prepayment and bond call fees	—	300,000
All other fees	86,649	78,955
Total other income	$377,070	$599,825
Total investment income	$19,805,421	$17,201,696

The increase in total investment income for the three and six months ended June 30, 2022 was primarily due to an increase in interest income.

The total principal value of debt investments excluding non-accrual as of June 30, 2022 and June 30, 2021 was approximately $283.9 million and $241.8 million, respectively. As of June 30, 2022, our debt investments had a range of stated interest rates of 4.92% and 11.63% and maturity dates of between 3 and 92 months compared to a range of stated interest rates of 3.85% to 10.25% and maturity dates between 16 and 94 months as of June 30, 2021. In addition, our total debt portfolio had a weighted average yield on debt investments of approximately 9.01% as of June 30, 2022, compared to approximately 7.65% as of June 30, 2021. As of June 30, 2022, three debt investments were on non-accrual status with a combined fair value of approximately $0.5 million and total principal value of approximately $27.5 million. As of June 30, 2021, two debt investments were on non-accrual status with a combined fair value of approximately $7.8 million and total principal value of approximately $26.2 million.

Income from securitization vehicles for the three months ended June 30, 2022 and June 30, 2021, was approximately $4.1 million and $4.1 million, respectively. Income from securitization vehicles for the six months ended June 30, 2022 and June 30, 2021, was approximately $8.5 million and $8.8 million, respectively. The total principal outstanding on our investments in CLOs as of June 30, 2022 and June 30, 2021, was approximately $378.1 million and $370.1 million, respectively. The weighted average yield on CLO equity investments as of June 30, 2022 and June 30, 2021, was approximately 9.5% and 10.4%, respectively.

Operating Expenses

Total expenses for the three months ended June 30, 2022 and 2021, were approximately $5.6 million and $5.1 million, respectively. Total expenses for the six months ended June 30, 2022 and 2021, were approximately $11.2 million and $9.6 million, respectively. These amounts consisted of base management fees, interest expense, professional fees, compensation expense, general and administrative expenses, and incentive fees. That increase for the three and six months ended June 30, 2022 was primarily due to higher interest expense and base management fees, partially offset by a decrease in professional fees and general and administrative expenses.

The base management fee for the three months ended June 30, 2022 was approximately $1.6 million compared with $1.4 million for the three months ended June 30, 2021. The base management fee for the six months ended June 30, 2022 was approximately $3.2 million compared with $2.8 million for the six months ended June 30, 2021. That increase for the three and six months ended June 30, 2022 was due largely to an increase in the weighted average gross assets.

Interest expense for the three and six months ended June 30, 2022, was approximately $3.1 and $6.2 million, respectively, which primarily relates to our 5.50% unsecured notes due 2028 (the “5.50% Unsecured Notes”), 6.25% unsecured notes due 2026 (the “6.25% Unsecured Notes”) and 6.50% unsecured notes due 2024 (the “6.50% Unsecured Notes”), compared to interest expense of approximately $2.4 million and $4.3 million for the three and six months ended June 30, 2021, respectively, which relates to our 5.50% Unsecured Notes, 6.25% Unsecured Notes and 6.50% Unsecured Notes. That increase for the three and six months ended June 30, 2022 was attributable to the fact that the 5.50% Unsecured Notes were not outstanding prior to May 20, 2021.

Professional fees, consisting of legal, consulting, valuation, audit and tax fees, were approximately $311,000 for the three months ended June 30, 2022, compared to approximately $570,000 for the three months ended June 30, 2021. Professional fees were approximately $655,000 for the six months ended June 30, 2022, compared to approximately $1.3 million for the six months ended June 30, 2021. That decrease for the three and six months ended June 30, 2022 was primarily due to lower legal fees.

Compensation expense was approximately $220,000 for the three months ended June 30, 2022, compared to approximately $193,000 for the three months ended June 30, 2021. Compensation expense was approximately $455,000 for the six months ended June 30, 2022, compared to approximately $366,000 for the six months ended June 30, 2021. Compensation expense reflects the allocation of compensation expenses for the services of our Chief Financial Officer, accounting personnel, and other administrative support staff.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $412,000 for the three months ended June 30, 2022, compared to approximately $429,000 for the three months ended June 30, 2021. General and administrative expenses were approximately $756,000 for the six months ended June 30, 2022, compared to approximately $844,000 for the six months ended June 30, 2021. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

There was no net investment income incentive fee (“Net Investment Income Incentive Fee”) recorded for the three and six months ended June 30, 2022 and 2021 due to the total return requirement. The Net Investment Income Incentive Fee is calculated and payable quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter exceeds (y) the “Preferred Return Amount” for the calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the Base Fee, expenses payable under the Administration Agreement with Oxford Funds, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Refer to “Note 7. Related Party Transactions” in the notes to our financial statements.

The expense attributable to the capital gains incentive fee (the “Capital Gains Incentive Fee”), as reported under GAAP, is calculated as if the Company’s entire portfolio had been liquidated at period end, and therefore is calculated on the basis of net realized and unrealized gains and losses at the end of each period. That expense (or the reversal of such an expense) related to that hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the three and six months ended June 30, 2022, no accrual was required as a result of the impact of accumulated net unrealized depreciation and net realized losses on our portfolio.

The amount of the Capital Gains Incentive Fee which will actually be payable is determined in accordance with the terms of the Investment Advisory Agreement and is calculated as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). The terms of the Investment Advisory Agreement state that the Capital Gains Incentive Fee calculation is based on net realized gains, if any, offset by gross unrealized depreciation for the calendar year. No effect is given to gross unrealized appreciation in this calculation. For the three and six months ended June 30, 2022 and 2021, such an accrual was not required under the terms of the Investment Advisory Agreement.

Realized and Unrealized Gains/Losses on Investments

For the three months ended June 30, 2022, we recognized net realized losses on investments of approximately $1.5 million, which reflects the sale of a CLO equity investment.

For the three months ended June 30, 2022, our net change in unrealized depreciation was approximately $46.2 million, composed of $0.7 million in gross unrealized appreciation, $47.7 million in gross unrealized depreciation and approximately $0.8 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $6.4 million resulting from reductions to the cost value of our CLO equity investments representing the difference between distributions received, or entitled to be received, on our investments held in CLO equity subordinated notes and fee notes, of approximately $10.5 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $4.0 million. The most significant components of the net change in unrealized depreciation during the three months ended June 30, 2022, were as follows (in millions):

Portfolio Company	Changes in unrealized depreciation
Sound Point CLO XVI, Ltd.	$(6.4)
Octagon Investment Partners 49, Ltd.	(4.7)
Nassau 2019-I Ltd.	(3.4)
Carlyle Global Market Strategies CLO 2021-6, Ltd.	(2.0)
Cedar Funding II CLO, Ltd.	(1.8)
Net all other	(28.0)
Total(1)	$(46.2)

____________

(1)      Totals may not sum due to rounding.

For the six months ended June 30, 2022, we recognized net realized losses on investments of approximately $0.5 million, which reflects the sale of multiple CLO equity investments.

For the six months ended June 30, 2022, our net change in unrealized depreciation was approximately $59.7 million, composed of $1.1 million in gross unrealized appreciation, $61.0 million in gross unrealized depreciation and approximately $0.2 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $14.2 million resulting from reductions to the cost value of our CLO equity investments representing the difference between distributions received, or entitled to be received, on our investments held in CLO equity subordinated notes and fee notes, of approximately $22.7 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $8.4 million. The most significant components of the net change in unrealized depreciation during the six months ended June 30, 2022, were as follows (in millions):

Portfolio Company	Changes in unrealized depreciation
Sound Point CLO XVI, Ltd.	$(7.7)
Octagon Investment Partners 49, Ltd.	(6.6)
Nassau 2019-I Ltd.	(3.8)
Telos CLO 2014-5, Ltd.	(2.6)
Cedar Funding II CLO, Ltd.	(2.2)
Net all other	(36.8)
Total	$(59.7)

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the three months ended June 30, 2022 and June 30, 2021 was approximately $4.3 million and $2.8 million, respectively. Net investment income for the six months ended June 30, 2022 and June 30, 2021 was approximately $8.6 million and $7.6 million, respectively. That increase in net investment income was primarily due to an increase in interest income, partially offset by an increase in operating expenses and a decrease in income from securitization vehicles and investments.

For the three months and six months ended June 30, 2022, the net increase in net assets resulting from net investment income per common share was $0.09 and $0.17 (basic and diluted), compared to the net increase in net assets resulting from net investment income per share of $0.06 and $0.15 (basic and diluted) for the three and six months ended June 30, 2021. The per share increase was primarily due to an increase in interest income, partially offset by an increase in operating expenses and a decrease in income from securitization vehicles and investments.

Net (Decrease)/Increase in Net Assets Resulting from Operations

Net decrease in net assets resulting from operations for the three months ended June 30, 2022 was approximately $43.4 million compared with a net increase in net assets resulting from operations of approximately $6.5 million for the three months ended June 30, 2021.

Net decrease in net assets resulting from operations for the six months ended June 30, 2022 was approximately $51.6 million compared with a net increase in net assets resulting from operations of approximately $28.3 million for the six months ended June 30, 2021.

For the three months ended June 30, 2022, the net decrease in net assets resulting from operations per common share was $0.87 (basic and diluted), compared to a net increase in net assets resulting from operations per share of $0.13 (basic and diluted) for the three months ended June 30, 2021. For the six months ended June 30, 2022, the net decrease in net assets resulting from operations per common share was $1.04 (basic and diluted), compared to a net increase in net assets resulting from operations per share of $0.57 (basic and diluted) for the six months ended June 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2022, cash and cash equivalents were approximately $23.2 million as compared to approximately $9.0 million as of December 31, 2021. For the six months ended June 30, 2022, net cash provided by operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $24.4 million, largely reflecting purchases of investments of approximately $49.5 million, partially offset by proceeds from principal repayments and sales of investments of approximately $51.6 million and net change in unrealized depreciation of approximately $59.7 million. For the six months ended June 30, 2022, net cash used in financing activities was approximately $10.2 million, reflecting the payment of distributions.

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2022, is as follows:

Contractual obligations (in millions)	Payments Due by Period
	Principal Amount	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
6.50% Unsecured Notes	$64.4	$—	$64.4	$—	$—
6.25% Unsecured Notes	44.8	—	—	44.8	—
5.50% Unsecured Notes	80.5	—	—	—	80.5
	$189.7	$—	$64.4	$44.8	$80.5

Refer to “Note 6. Borrowings” in the notes to our financial statements.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into a variety of undertakings containing a variety of warranties and indemnifications that may expose us to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote. As of June 30, 2022, we did not have any commitments to purchase additional investments.

Share Issuance Program

On August 1, 2019, we entered into an Equity Distribution Agreement with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $150.0 million of the Company’s common stock through an At-the-Market (“ATM”) offering. For the three and six months ended June 30, 2022 and 2021, we did not sell any shares of common stock pursuant to the ATM offering.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, as of June 30, 2022, we were only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 150%, immediately after such borrowing. As of June 30, 2022 and December 31, 2021, our asset coverage for borrowed amounts was approximately 194% and 227%, respectively.

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

The weighted average stated interest rate and weighted average maturity on all of the Company’s debt outstanding as of June 30, 2022, were 6.02% and 4.1 years, respectively, and as of December 31, 2021, were 6.02% and 4.6 years, respectively.

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

For the quarter ended June 30, 2022, management estimated that a tax return of capital occurred of approximately $0.02 per share. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure stockholders that they will receive any distributions.

The following table reflects the cash distributions, including distributions reinvested, if any, per share that our Board has declared on our common stock since the beginning of 2021:

Date Declared	Record Date	Payment Date	Total Distributions	GAAP net investment income			Distributions in excess of/ (less than) GAAP net investment income(1)
Fiscal 2022(1)
July 21, 2022	December 16, 2022	December 30, 2022	$0.035	$	N/A		$—
July 21, 2022	November 16, 2022	November 30, 2022	0.035		N/A		—
July 21, 2022	October 17, 2022	October 31, 2022	0.035		N/A		—
Total (Fourth Quarter 2022)			0.105		—(3)		—

April 21, 2022	September 16, 2022	September 30, 2022	0.035		N/A		—
April 21, 2022	August 17, 2022	August 31, 2022	0.035		N/A		—
April 21, 2022	July 15, 2022	July 29, 2022	0.035		N/A		—
Total (Third Quarter 2022)			0.105		—(3)		—

March 1, 2022	June 16, 2022	June 30, 2022	0.035		N/A		—
March 1, 2022	May 17, 2022	May 31, 2022	0.035		N/A		—
March 1, 2022	April 15, 2022	April 29, 2022	0.035		N/A		—
Total (Second Quarter 2022)			0.105		0.09		0.02

October 22, 2021	March 17, 2022	March 31, 2022	0.035		N/A		—
October 22, 2021	February 14, 2022	February 28, 2022	0.035		N/A		—
October 22, 2021	January 17, 2022	January 31, 2022	0.035		N/A		—
Total (First Quarter 2022)			0.105		0.09		0.02

Fiscal 2021(1)
July 22,2021	December 17, 2021	December 31, 2021	$0.035	$	N/A		$—
July 22,2021	November 16, 2021	November 30, 2021	0.035		N/A		—
July 22,2021	October 15, 2021	October 29, 2021	0.035		N/A		—
Total (Fourth Quarter 2021)			0.105		0.09		0.02

April 22, 2021	September 16, 2021	September 30, 2021	0.035		N/A		—
April 22, 2021	August 17, 2021	August 31, 2021	0.035		N/A		—
April 22, 2021	July 16, 2021	July 30, 2021	0.035		N/A		—
Total (Third Quarter 2021)			0.105		0.08		0.02

February 23, 2021	June 16, 2021	June 30, 2021	0.035		N/A		—
February 23, 2021	May 14, 2021	May 28, 2021	0.035		N/A		—
February 23, 2021	April 16, 2021	April 30, 2021	0.035		N/A		—
Total (Second Quarter 2021)			0.105		0.06		0.05

October 22, 2020	March 17, 2021	March 31, 2021	0.035		N/A		—
October 22, 2020	February 12, 2021	February 26, 2021	0.035		N/A		—
October 22, 2020	January 15, 2021	January 29, 2021	0.035		N/A		—
Total (First Quarter 2021)			0.105		0.10		—
Total (2021)			$0.42		$0.32	(2)	$0.10	(2)

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

•        Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a closed-end management investment company that invests primarily in equity and junior debt tranches of CLO vehicles, and its investment adviser, Oxford Lane Management, LLC. Oxford Funds provides Oxford Lane Capital Corp. with office facilities and administrative services pursuant to an administration agreement and also serves as the managing member of Oxford Lane Management, LLC. In addition, Bruce L. Rubin serves as the Chief Financial Officer, Treasurer and Corporate Secretary of Oxford Lane Capital Corp. and Chief Financial Officer and Treasurer of Oxford Lane Management, LLC, and Mr. Cummins serves as the Chief Compliance Officer of Oxford Lane Capital Corp. and Oxford Lane Management, LLC.

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

RECENT DEVELOPMENTS

The following distributions payable to stockholders are shown below:

Date Declared	Record Date	Payable Dates	Per Share Distribution Amount Declared
April 21, 2022	July 15, 2022	July 29, 2022	$0.035
April 21, 2022	August 17, 2022	August 31, 2022	$0.035
April 21, 2022	September 16, 2022	September 30, 2022	$0.035
July 21, 2022	October 17, 2022	October 31, 2022	$0.035
July 21, 2022	November 16, 2022	November 30, 2022	$0.035
July 21, 2022	December 16, 2022	December 30, 2022	$0.035

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2022, all debt investments in our portfolio were at variable interest rates, representing approximately $311.4 million in principal debt. As of June 30, 2022, three of our variable rate investments were on non-accrual status, all of which are invested in the same portfolio company. The variable rates are generally based upon the five-year U.S. Department of Treasury note, the Prime rate, SOFR, or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain interest rate floors.

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

Based on our Statements of Assets and Liabilities as of June 30, 2022, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates for our settled investments (considering interest rate floors for floating rate instruments), excluding CLO equity investments. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2022. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2022, and are only adjusted for assumed changes in the underlying base interest rates. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

Hypothetical Change in Base Rates	Estimated Percentage change in Investment Income
Up 300 basis points	21.4%
Up 200 basis points	14.3%
Up 100 basis points	7.1%
Down 25 basis points	(1.7)%
Down 50 basis points	(3.4)%
Down 100 basis points	(6.0)%

ITEM 4.    CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factors set forth below, there have been no material changes known to us during the six months ended June 30, 2022, to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Equity Securities

While we did not engage in unregistered sales of equity securities during the three months ended June 30, 2022, we issued 39,718 shares of common stock under our distribution reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value for the shares of common stock issued under the distribution reinvestment plan during the three months ended June 30, 2022 was approximately $146,000.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2022, no common stock was repurchased by the Company.

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

OXFORD SQUARE CAPITAL CORP.
Date: July 28, 2022	By:	/s/ Jonathan H. Cohen
Jonathan H. Cohen
Chief Executive Officer
(Principal Executive Officer)
Date: July 28, 2022	By:	/s/ Bruce L. Rubin
Bruce L. Rubin
Chief Financial Officer
(Principal Accounting Officer)