Form 10-Q
period 2022-09-30
Oxford Square Capital Corp.
filed 2022-11-08
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of November 7, 2022, was 49,815,875.

OXFORD SQUARE CAPITAL CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Non-affiliated/non-control investments (cost: $491,139,187 and $495,212,632, respectively)	$338,055,554	$420,038,717
Affiliated investments (cost: $16,836,822 and $16,836,822, respectively)	2,190,923	772,491
Cash and cash equivalents	14,367,882	9,015,700
Interest and distributions receivable	2,561,703	3,064,477
Other assets	854,623	615,109
Total assets	$358,030,685	$433,506,494
LIABILITIES
Notes payable – 6.50% Unsecured Notes, net of deferred issuance costs of $487,501 and $730,361, respectively	$63,882,724	$63,639,864
Notes payable – 6.25% Unsecured Notes, net of deferred issuance costs of $835,535 and $1,009,924, respectively	43,955,215	43,780,826
Notes payable – 5.50% Unsecured Notes, net of deferred issuance costs of $2,250,940 and $2,539,305 respectively	78,249,060	77,960,695
Due to custodian	1,848,201	—
Base Fee and Net Investment Income Incentive Fee payable to affiliate	1,408,729	1,688,712
Accrued interest payable	1,216,109	1,216,109
Accrued expenses	922,832	625,163
Total liabilities	191,482,870	188,911,369
COMMITMENTS AND CONTINGENCIES (Note 13)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized; 49,800,274 and 49,690,059 shares issued and outstanding, respectively	498,002	496,900
Capital in excess of par value	434,860,405	434,462,322
Total distributable earnings/(accumulated losses)	(268,810,592)	(190,364,097)
Total net assets	166,547,815	244,595,125
Total liabilities and net assets	$358,030,685	$433,506,494
Net asset value per common share	$3.34	$4.92

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited)
September 30, 2022

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes
Business Services
Access CIG, LLC
second lien senior secured notes, 10.82% (LIBOR + 7.75%), (0.00% floor) due February 27, 2026(4)(5)(14)(16)	February 14, 2018	$16,754,000	$16,806,198	$15,790,645

ConvergeOne Holdings, Inc.
first lien senior secured notes, 8.12% (LIBOR + 5.00%), (0.00% floor) due January 4, 2026(4)(5)(6)(14)(15)	June 4, 2021	5,308,396	5,262,704	3,772,305
second lien senior secured notes, 11.62% (LIBOR + 8.50%), (0.00% floor) due January 4, 2027(4)(5)(14)(15)	June 3, 2021	15,000,000	14,446,573	9,000,000

Convergint Technologies, LLC
second lien senior secured notes, 9.87% (LIBOR + 6.75%), (0.75% floor) due March 29, 2029(4)(5)(14)(15)	March 18, 2021	11,000,000	10,955,478	10,193,370

OMNIA Partners, Inc.
second lien senior secured notes, 11.05% (SOFR + 7.50%), (0.00% floor) due May 22, 2026(4)(5)(6)(14)(30)	May 17, 2018	13,812,665	13,776,850	13,536,412

Premiere Global Services, Inc.
first lien senior secured notes, 8.75% (Prime Rate + 5.50%), (1.00% floor) due June 8, 2023(4)(5)(6)(17)(29)	October 1, 2019	11,821,914	11,469,896	—
replacement revolver, 8.75% (Prime Rate + 5.50%), (1.00% floor) due December 16, 2022(4)(5)(17)(28)(29)	October 1, 2019	2,452,012	2,378,999	465,882
second lien senior secured notes, 0.50% Cash, 10.00% PIK (LIBOR + 9.00%) (1.00% floor) due June 6, 2024(3)(4)(5)(16)(17)	October 1, 2019	13,560,169	9,817,795	—

Verifone Systems, Inc.
first lien senior secured notes, 7.00% (LIBOR + 4.00%), (0.00% floor) due August 20, 2025(4)(5)(6)(14)(16)	August 9, 2018	12,600,290	12,111,688	11,222,196
Total Business Services			$97,026,181	$63,980,810	38.4%

Diversified Insurance
Affinion Insurance Solutions, Inc. (f/k/a AIS Intermediate, LLC)
first lien senior secured notes, 7.81% (LIBOR + 5.00%), (0.00% floor) due August 15, 2025(4)(5)(6)(14)(16)	January 7, 2021	$15,209,069	$14,876,226	$14,676,752
Total Diversified Insurance			$14,876,226	$14,676,752	8.8%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited) — (continued)
September 30, 2022

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
Healthcare
Careismatic Brands, Inc. (f/k/a New Trojan Parent, Inc.)
second lien senior secured notes, 10.37% (LIBOR + 7.25%), (0.50% floor) due January 5, 2029(4)(5)(14)(15)	January 22, 2021	$12,000,000	$11,944,263	$10,740,000

HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)
first lien senior secured notes, 7.62% (LIBOR + 4.50%), (0.00% floor) due April 3, 2025(4)(5)(6)(14)(15)	October 31, 2018	19,069,532	18,783,369	15,255,626

Viant Medical Holdings, Inc.
first lien senior secured notes, 6.87% (LIBOR + 3.75%), (0.00% floor) due July 2, 2025(4)(5)(6)(14)(15)	June 26, 2018	9,600,000	9,598,137	8,898,048
second lien senior secured notes, 10.87% (LIBOR + 7.75%), (0.00% floor) due July 2, 2026(4)(5)(14)(15)	June 26, 2018	5,000,000	4,972,677	4,537,500
Total Healthcare			$45,298,446	$39,431,174	23.7%

Plastics Manufacturing
Spectrum Holdings III Corp. (f/k/a KPEX Holdings, Inc.)
first lien senior secured notes, 6.37% (LIBOR + 3.25%), (1.00% floor) due January 31, 2025(4)(5)(6)(14)(15)	June 24, 2020	$12,870,035	$12,357,714	$11,776,082
Total Plastics Manufacturing			$12,357,714	$11,776,082	7.1%

Software
Aspect Software, Inc.
first lien senior secured notes, 8.68% (LIBOR + 5.25%), (0.75% floor) due May 8, 2028(4)(5)(6)(10)(14)	May 18, 2021	$7,900,000	$7,791,998	$6,162,000
second lien senior secured notes, 11.19% (LIBOR + 9.00%), (0.75% floor) due May 7, 2029(4)(5)(10)(14)	May 3, 2021	7,000,000	6,812,135	5,355,000

Dodge Data & Analytics, LLC
first lien senior secured notes, 7.58% (SOFR + 4.75%), (0.50% floor) due February 23, 2029(4)(5)(6)(14)(25)	February 10, 2022	4,987,500	4,915,892	4,364,063
second lien senior secured notes, 11.08% (SOFR + 8.25%), (0.50% floor) due February 25, 2030(4)(5)(14)(25)	February 10, 2022	15,000,000	14,788,680	12,000,000

Help/Systems Holdings, Inc.
second lien senior secured notes, 9.88% (SOFR + 6.75%), (0.75% floor) due November 19, 2027(4)(5)(31)	October 14, 2021	8,000,000	8,010,252	7,660,000

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited) — (continued)
September 30, 2022

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
Software – (continued)
Magenta Buyer LLC (f/k/a McAfee Enterprise)
first lien senior secured notes, 7.87% (LIBOR + 4.75%), (0.75% floor) due July 27, 2028(4)(5)(6)(14)(15)	May 17, 2022	$1,994,975	$1,889,184	$1,795,478
second lien senior secured notes, 11.37% (LIBOR + 8.25%), (0.75% floor) due July 27, 2029(4)(5)(14)(15)	October 20, 2021	14,968,714	14,924,742	13,708,797

Quest Software, Inc.
first lien senior secured notes, 6.98% (SOFR + 4.25%), (0.50% floor) due February 1, 2029(4)(5)(14)(30)	January 20, 2022	3,000,000	2,972,725	2,205,000
second lien senior secured notes, 10.23% (SOFR + 7.50%), (0.50% floor) due February 1, 2030(4)(5)(14)(30)	January 20, 2022	20,000,000	19,723,193	12,062,500

RSA Security, LLC
second lien senior secured notes, 10.52% (LIBOR + 7.75%), (0.75% floor) due April 27, 2029(4)(5)(14)(16)	April 16, 2021	15,000,000	14,768,340	11,859,450

Veritas USA, Inc.
first lien senior secured notes, 8.67% (LIBOR + 5.00%), (1.00% floor) due September 1, 2025(4)(5)(16)	June 24, 2022	2,000,000	1,711,107	1,579,160
Total Software			$98,308,248	$78,751,448	47.3%

Telecommunications Services
Global Tel Link Corp.
second lien senior secured notes, 12.73% (SOFR + 10.00%), (0.00% floor) due November 29, 2026(4)(5)(14)(30)	November 20, 2018	$17,000,000	$16,813,434	$14,620,000
Total Telecommunication Services			$16,813,434	$14,620,000	8.8%

Utilities
CLEAResult Consulting, Inc.
second lien senior secured notes, 10.37% (LIBOR + 7.25%), (0.00% floor) due August 10, 2026(4)(5)(15)	August 3, 2018	$7,650,000	$7,662,272	$7,095,375
Total Utilities			$7,662,272	$7,095,375	4.3%
Total Senior Secured Notes			$292,342,521	$230,331,641	138.3%

Collateralized Loan Obligation – Equity Investments
Structured Finance
Atlas Senior Loan Fund XI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 26, 2031(9)(11)(12)(18)(24)	April 5, 2019	$5,725,000	$3,010,435	$1,431,250

Babson CLO Ltd. 2015-I
CLO subordinated notes, estimated yield 7.23% due January 21, 2031(9)(11)(12)(18)	July 26, 2018	8,512,727	2,452,118	1,362,036

BlueMountain CLO 2014-2 Ltd.
CLO subordinated notes, estimated yield 0.00% due October 20, 2030(9)(11)(12)(18)	April 3, 2019	6,374,000	2,007,606	956,100

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited) — (continued)
September 30, 2022

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 18, 2029(9)(11)(12)(18)(24)	March 19, 2013	$6,250,000	$595,678	$56,250

Carlyle Global Market Strategies CLO 2021-6, Ltd.
CLO subordinated notes, estimated yield 14.19% due July 17, 2034(9)(11)(12)(14)(18)	June 30, 2021	29,600,000	22,048,660	17,168,000

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 10.55% due April 20, 2034(9)(11)(12)(13)(14)(18)(26)	October 23, 2013	18,000,000	11,644,211	8,569,104

Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 12.01% due April 20, 2034(9)(11)(12)(18)	May 15, 2017	7,700,000	6,711,584	5,005,000

CIFC Funding 2014-3, Ltd.
CLO subordinated notes, estimated yield 0.00% due October 22, 2031(9)(11)(12)(18)(24)	January 24, 2017	10,000,000	4,117,550	1,900,000

Dryden 43 Senior Loan Fund
CLO subordinated notes, estimated yield 20.46% due April 20, 2034(9)(11)(12)(14)(18)	June 1, 2021	47,263,000	28,516,973	26,467,280

Madison Park Funding XVIII, Ltd.
CLO subordinated notes, estimated yield 29.37% due October 21, 2030(9)(11)(12)(18)(24)	May 22, 2020	12,500,000	4,917,205	5,000,000

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 9.55% due January 22, 2028(9)(11)(12)(18)(24)	May 11, 2016	5,422,500	3,198,249	2,114,775

Nassau 2019-I Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2031(9)(11)(12)(18)	April 11, 2019	23,500,000	12,737,100	4,230,000

Octagon Investment Partners 49, Ltd.
CLO subordinated notes, estimated yield 12.91% due January 18, 2033(9)(11)(12)(13)(14)(18)(26)	December 11, 2020	28,875,000	21,071,889	15,015,487

Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 25, 2030(9)(11)(12)(18)	August 1, 2018	45,500,000	24,395,588	6,825,000

PPM CLO 4, Ltd.
CLO subordinated notes, estimated yield 25.60% due October 18, 2034(9)(11)(12)(18)	September 28, 2022	7,000,000	3,945,785	3,937,500

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 17, 2026(9)(11)(12)(18)(24)	January 25, 2013	14,447,790	6,207,075	144,478

Telos CLO 2013-4, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 17, 2030(9)(11)(12)(18)(24)	May 20, 2015	11,350,000	5,344,812	454,000

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited) — (continued)
September 30, 2022

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 17, 2028(9)(11)(12)(18)	April 11, 2014	$28,500,000	$18,179,226	$855,000

THL Credit Wind River 2012-1 CLO, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 15, 2026(9)(11)(12)(18)	June 11, 2015	7,500,000	2,904,463	—

Venture XVII, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(24)	January 27, 2017	6,200,000	2,406,301	262,751

Venture XX, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(24)	July 27, 2018	3,000,000	332,779	—

Venture 35 CLO, Limited
CLO subordinated notes, estimated yield 35.06% due October 22, 2031(9)(11)(12)(18)	December 7, 2020	5,000,000	2,312,121	2,050,000

Venture 39 CLO, Limited
CLO subordinated notes, estimated yield 22.70% due April 15, 2033(9)(11)(12)(13)(18)(24)(26)	May 8, 2020	5,150,000	3,093,775	2,847,152

West CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 18, 2026(9)(11)(12)(18)(24)	May 12, 2017	9,250,000	1,198,727	175,750

Westcott Park CLO, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 20, 2028(9)(11)(12)(18)	September 16, 2020	19,000,000	—	57,000

Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 15, 2029(9)(11)(12)(18)	May 3, 2017	10,500,000	5,446,756	840,000
Total Structured Finance			$198,796,666	$107,723,913	64.7%
Total Collateralized Loan Obligation – Equity Investments			$198,796,666	$107,723,913	64.7%

Common Stock
IT Consulting
Unitek Global Services, Inc.
common equity(7)(27)	January 13, 2015	1,244,188	$684,960	$—
Total IT Consulting			$684,960	$—	0.0%
Total Common Stock			$684,960	$—	0.0%

Preferred Stock
IT Consulting
Unitek Global Services, Inc.
Series B Preferred Stock(3)(17)(21)(27)	June 26, 2019	15,893,735	$9,002,159	$—
Series B Senior Preferred Stock(3)(17)(22)(27)	June 26, 2019	7,956,299	4,535,443	—
Series B Super Senior Preferred Stock(3)(17)(23)(27)	June 26, 2019	4,471,272	2,614,260	2,190,923
Total IT Consulting			$16,151,862	$2,190,923	1.3%
Total Preferred Equity			$16,151,862	$2,190,923	1.3%
Total Investments in Securities(8)			$507,976,009	$340,246,477	204.3%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited) — (continued)
September 30, 2022

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS
Cash Equivalents
First American Government Obligations Fund – Class Z Shares(14)(19)		14,367,882	$14,367,882	$14,367,882
Total Cash Equivalents			$14,367,882	$14,367,882	8.6%
Total Investments in Securities and Cash Equivalents			$522,343,891	$354,614,359	212.9%

____________

(1)      The Company generally acquires its investments in transactions not subject to registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to restrictions as “restricted securities” (within the meaning of the Securities Act). Unless otherwise noted, all securities were acquired in transactions not subject to registration under the Securities Act.

(2)      Fair value is determined in good faith by the Board of Directors of the Company.

(3)      As of September 30, 2022, the portfolio includes $13,560,169 principal amount of debt investments and 28,321,306 shares of preferred stock investments which contain a PIK provision.

(4)      Notes bear interest at variable rates and are subject to an interest rate floor where disclosed. The rate disclosed is as of September 30, 2022.

(5)      Cost value reflects accretion of original issue discount or market discount, or amortization of premium.

(6)      Cost value reflects repayment of principal

(7)      Common stock investment was non-income producing as of September 30, 2022.

(8)      Aggregate gross unrealized appreciation for U.S. federal income tax purposes is $24,568; aggregate gross unrealized depreciation for U.S. federal income tax purposes is $192,247,549. Net unrealized depreciation is $192,222,981 based upon an estimated tax cost basis of $532,469,458 as of September 30, 2022.

(9)      Cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO equity investments.

(10)    The principal balance outstanding for this debt investment, in whole or in part, is indexed to 180-day LIBOR.

(11)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2022, the Company held qualifying assets that represented 69.7% of its total assets.

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

(17)    As of September 30, 2022, this debt or preferred equity investment was on non-accrual status and no interest or dividend income has been recognized on this investment during the three and nine months ended September 30, 2022. The aggregate fair value of these investments was approximately $2.7 million for the three months ended September 30, 2022.

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

(19)    Represents cash equivalents held in money market accounts as of September 30, 2022.

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
September 30, 2022

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

(26)    Cost value reflects amortization.

(27)    These investments are deemed to be an “affiliate,” as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned between 5% and 25% of its voting securities. We do not “control” any of our portfolio companies. Fair value as of December 31, 2021 and September 30, 2022 along with transactions during the nine months ended September 30, 2022 in these affiliated investments are as follows:

Name of Issuer	Title of Issue	Amount of Interest or Dividends Credited to Income(a)	Fair Value as of December 31, 2021	Gross Additions(b)	Gross Reductions(c)	Net Change in Unrealized Appreciation	Fair Value as of September 30, 2022
AFFILIATED INVESTMENT:
Unitek Global Systems, Inc	Common Stock	$—	$—	$—	$—	$—	$—
	Series B Preferred Stock	—	—	—	—	—	—
	Series B Senior Preferred Stock	—	—	—	—	—	—
	Series B Super Senior Preferred Stock	—	772,491	—	—	1,418,432	2,190,923
Total Affiliated Investment		—	772,491	—	—	1,418,432	2,190,923
Total Control Investment		—	—	—	—	—	—
TOTAL CONTROL AND AFFILIATED INVESTMENTS		$—	$772,491	$—	$—	$1,418,432	$2,190,923

____________

(a)       Represents the total amount of interest or distributions credited to income for the portion of the year an investment was an affiliate investment.

(b)       Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees. For the nine months ended September 30, 2022, a total of approximately $3.1 million of paid-in-kind dividends were entitled to be received yet deemed uncollectible.

(c)       Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs.

(28)    As part of a restructuring completed on September 17, 2021, a portion of the Company’s investment in the first lien senior secured notes of Premiere Global Services, Inc. was converted into a like amount of a new revolving credit facility (the “Replacement Revolver”). On September 30, 2022, the maturity date of the Replacement Revolver was amended from September 30, 2022 to December 16, 2022, compared to the maturity date of first lien senior secured notes of June 8, 2023. The cost basis of the Replacement Revolver was established by allocating a portion of the cost basis from the first lien senior secured notes pro-rata based on the amount of principal that was converted from the first lien senior secured notes to the Replacement Revolver. The Replacement Revolver has no unfunded commitment and is on non-accrual status as of September 30, 2022.

(29)    Note bears interest at 5.50%, plus the greater of: the Wall Street Journal quoted Prime Rate, Federal Funds effective rate plus 1.00%, or the one-month reserve adjusted Eurodollar Base Rate plus 1.00%. The rate disclosed is as of September 30, 2022.

(30)    The principal balance outstanding for this debt investment, in whole or in part, is indexed to 90-day SOFR.

(31)    The principal balance outstanding for this debt investment, in whole or in part, is indexed to 30-day SOFR.

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS
December 31, 2021

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes
Business Services
Access CIG, LLC
second lien senior secured notes, 7.84% (LIBOR + 7.75%), (0.00% floor) due February 27, 2026(4)(5)(14)(15)	February 14, 2018	$16,754,000	$16,818,779	$16,696,366

ConvergeOne Holdings, Inc.
first lien senior secured notes, 5.10% (LIBOR + 5.00%), (0.00% floor) due January 4, 2026(4)(5)(6)(14)(15)	June 4, 2021	5,349,653	5,294,704	5,230,142
second lien senior secured notes, 8.60% (LIBOR + 8.50%), (0.00% floor) due January 4, 2027(4)(5)(14)(15)	June 3, 2021	15,000,000	14,370,373	14,400,000

Convergint Technologies, LLC
second lien senior secured notes, 7.50% (LIBOR + 6.75%), (0.75% floor) due March 29, 2029(4)(5)(15)	March 18, 2021	11,000,000	10,948,877	11,027,500

OMNIA Partners, Inc.
second lien senior secured notes, 7.72% (LIBOR + 7.50%), (0.00% floor) due May 22, 2026(4)(5)(6)(14)(16)	May 17, 2018	13,813,403	13,770,324	13,744,336

Premiere Global Services, Inc.
first lien senior secured notes, 8.75% (Prime Rate + 5.50%) due June 8, 2023(4)(5)(17)(29)	October 1, 2019	11,821,914	11,469,896	—
replacement revolver, 8.75% (Prime Rate + 5.50%) due March 31, 2022(4)(5)(17)(28)(29)	October 1, 2019	2,452,012	2,378,999	1,324,086
second lien senior secured notes, 0.50% Cash, 10.00% PIK (LIBOR + 9.00%) (1.00% floor) due June 6, 2024(3)(4)(5)(10)(17)	October 1, 2019	12,581,734	9,817,795	—

RSA Security, LLC
second lien senior secured notes, 8.50% (LIBOR + 7.75%), (0.75% floor) due April 27, 2029(4)(5)(14)(16)	April 16, 2021	15,000,000	14,747,914	13,774,950

Verifone Systems, Inc.
first lien senior secured notes, 4.18% (LIBOR + 4.00%), (0.00% floor) due August 20, 2025(4)(5)(6)(14)(16)	June 17, 2020	12,698,474	12,092,596	12,507,997
Total Business Services			$111,710,257	$88,705,377	36.3%

Diversified Insurance
Affinion Insurance Solutions, Inc. (f/k/a AIS Intermediate, LLC)
first lien senior secured notes, 5.13% (LIBOR + 5.00%), (0.00% floor) due August 15, 2025(4)(5)(6)(14)(16)	January 7, 2021	$15,209,069	$14,799,137	$14,904,888

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

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$6,805,339	$4,527,514	$17,730,026	$12,351,940
Income from securitization vehicles and investments	4,402,463	5,071,854	12,906,127	13,849,299
Other income	190,330	198,263	567,400	798,088
Total investment income from non-affiliated/non-control investments	11,398,132	9,797,631	31,203,553	26,999,327
Total investment income	11,398,132	9,797,631	31,203,553	26,999,327

EXPENSES
Interest expense	3,090,535	3,090,535	9,263,853	7,405,358
Base Fee	1,408,729	1,774,727	4,580,413	4,598,461
Professional fees	417,390	349,626	1,072,843	1,604,845
Compensation expense	234,517	185,855	689,350	551,452
General and administrative	691,115	414,920	1,447,346	1,258,610
Total expenses before incentive fees	5,842,286	5,815,663	17,053,805	15,418,726
Net Investment Income Incentive Fees	—	—	—	—
Total expenses	5,842,286	5,815,663	17,053,805	15,418,726
Net investment income	5,555,846	3,981,968	14,149,748	11,580,601
Net change in unrealized (depreciation)/appreciation on investments:
Non-Affiliate/non-control investments	(17,373,881)	5,558,192	(77,909,718)	39,141,482
Affiliated investments	615,332	73,571	1,418,432	73,571
Total net change in unrealized (depreciation)/appreciation on investments	(16,758,549)	5,631,763	(76,491,286)	39,215,053
Net realized gains/(losses):
Non-affiliated/non-control investments	55,787	1,651,408	(437,978)	(11,239,243)
Total net realized gains/(losses)	55,787	1,651,408	(437,978)	(11,239,243)
Net (decrease)/increase in net assets resulting from operations	$(11,146,916)	$11,265,139	$(62,779,516)	$39,556,411
Net increase in net assets resulting from net investment income per common share (Basic and Diluted):	$0.11	$0.08	$0.28	$0.23
Net (decrease)/increase in net assets resulting from operations per common share (Basic and Diluted):	$(0.22)	$0.23	$(1.26)	$0.80
Weighted average shares of common stock outstanding (Basic and Diluted):	49,773,782	49,634,535	49,737,216	49,610,734
Distributions per share	$0.105	$0.105	$0.315	$0.315

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
(Decrease)/increase in net assets from operations:
Net investment income	$5,555,846	$3,981,968	$14,149,748	$11,580,601
Net change in unrealized (depreciation)/appreciation on investments	(16,758,549)	5,631,763	(76,491,286)	39,215,053
Net realized gains/(losses)	55,787	1,651,408	(437,978)	(11,239,243)
Net (decrease)/increase in net assets resulting from operations	(11,146,916)	11,265,139	(62,779,516)	39,556,411
Distributions to stockholders
Distributions from net investment income	(7,209,939)	(4,221,385)	(15,666,979)	(12,866,360)
Tax return of capital distributions	1,983,750	(990,202)	—	(2,760,859)
Total distributions to stockholders	(5,226,189)	(5,211,587)	(15,666,979)	(15,627,219)

Capital share transactions:
Reinvestment of distributions	128,418	128,228	399,185	288,998
Net increase in net assets from capital share transactions…	128,418	128,228	399,185	288,998
Total (decrease)/increase in net assets	(16,244,687)	6,181,780	(78,047,310)	24,218,190
Net assets at beginning of period	182,792,502	243,462,936	244,595,125	225,426,526
Net assets at end of period	$166,547,815	$249,644,716	$166,547,815	$249,644,716
Capital share activity:
Shares issued from reinvestment of distributions	38,914	30,853	110,215	65,668
Net increase in capital share activity	38,914	30,853	110,215	65,668

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease)/increase in net assets resulting from operations	$(62,779,516)	$39,556,411
Adjustments to reconcile net (decrease)/increase in net assets resulting from operations to net cash provided by/(used in) operating activities:
Accretion of discounts on investments	(666,603)	(548,821)
Accretion of discount on notes payable and deferred debt issuance costs	705,615	556,627
Purchases of investments	(78,157,783)	(172,198,699)
Repayments of principal	49,799,782	22,723,623
Proceeds from the sale of investments	14,580,000	5,819,281
Net realized losses on investments	437,978	11,239,243
Reductions to CLO equity cost value	18,080,070	30,050,754
Net change in unrealized depreciation/(appreciation) on investments	76,491,286	(39,215,053)
Decrease/(increase) in interest and distributions receivable	502,774	(979,145)
Increase in other assets	(239,514)	(190,930)
Increase in accrued interest payable	—	737,918
(Decrease)/increase in Base Fee and Net Investment Income Incentive Fee payable	(279,983)	615,024
Increase/(decrease) in accrued expenses	297,669	(148,350)
Net cash provided by/(used in) operating activities	18,771,775	(101,982,117)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid (net of stock issued under distribution reinvestment plan of $399,185 and $288,998, respectively)	(15,267,794)	(15,338,221)
Due to custodian	1,848,201	—
Proceeds from issuance of 5.50% Unsecured Notes	—	80,500,000
Deferred debt issuance costs paid	—	(2,775,860)
Net cash (used in)/provided by financing activities	(13,419,593)	62,385,919
Net increase/(decrease) in cash and cash equivalents	5,352,182	(39,596,198)
Cash and cash equivalents, beginning of period	9,015,700	59,137,284
Cash and cash equivalents, end of period	$14,367,882	$19,541,086

NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with distribution reinvestment plan	$399,185	$288,998

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$8,558,240	$6,110,816
Cash paid for taxes	$252,172	$—
Securities purchased not settled	$—	$6,489,812

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2022
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
September 30, 2022
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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of deposits held at custodian banks, and highly liquid investments, such as money market funds, with original maturities of three months or less. The Company places its cash equivalents with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit. Cash equivalents are classified as Level 1 assets and are included on the Company’s schedule of investments. Certain cash equivalents are carried at cost or amortized cost, which approximates fair value, and investments held in money market funds are valued at net asset value (“NAV”) per share.

INVESTMENT VALUATION

The Company determines its investment portfolio at fair value in accordance with the provisions of ASC 820, Fair Value Measurement (“ASC 820”) and Rule 2a-5 under the 1940 Act. Estimates made in the preparation of the Company’s financial statements include the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. The Company believes that there is no single definitive method for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments the Company makes. The Company is required to specifically fair value each individual investment on a quarterly basis.

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, all of OXSQ’s investments are based upon Level 3 inputs as of September 30, 2022.

Good Faith Determinations of Fair Value, Rule 2a-5 under the 1940 Act (“Rule 2a-5”) was adopted by the SEC in December 2020 and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Our Board of Directors has adopted valuation policies and procedures that are intended to comply with Rule 2a-5.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2022
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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
September 30, 2022
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Bilateral Investments (Including Equity)

Bilateral investments (as defined below) for which market quotations are readily available are valued by an independent pricing agent or market maker. If such market quotations are not readily available, under the valuation procedures approved by the Board, upon the recommendation of the Valuation Committee, a third-party valuation firm will prepare valuations for each of OXSQ’s bilateral investments that, when combined with all other investments in the same portfolio company, have a value as of the previous quarter of greater than or equal to 2.0% of its total assets as of the previous quarter. In addition, in those instances where a third-party valuation is prepared for a portfolio investment which meets the parameters noted in (i) and (ii) above, the frequency of those third-party valuations is based upon the grade assigned to each such security under its credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. Bilateral investments which do not meet the parameters in (i) and (ii) above are not required to have a third-party valuation and, in those instances, a valuation analysis will be prepared by Oxford Square Management. All information is presented to the Board for its determination of fair value of these investments.

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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of September 30, 2022 and December 31, 2021, the Company had three debt investments that were on non-accrual status.

Interest income also includes a payment-in-kind (“PIK”) component on certain investments in the Company’s portfolio. Refer to the section below, “Payment-In-Kind,” for a description of PIK income and its impact on interest income.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2022
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Payment-In-Kind

The Company has debt and preferred stock investments in its portfolio that contain contractual PIK provisions. PIK interest and preferred stock dividends are computed at their contractual rates and are accrued into income and recorded as interest and dividend income, respectively. The PIK amounts are added to the principal balances on the capitalization dates. Upon capitalization, the PIK portions of the investments are valued at their respective fair values. If the Company believes that a PIK is not fully expected to be realized, the PIK investment would be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends would be reversed from the related receivable through interest or dividend income, respectively. PIK investments on non-accrual status are restored to accrual status once it becomes probable that such PIK will be ultimately collectible in cash. For the three and nine months ended September 30, 2022 and 2021, no PIK interest was recognized as interest income. For the three and nine months ended September 30, 2022 and 2021, the Company did not recognize dividend income due to PIK on its preferred stock investments.

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

The Company also records income on its investments in CLO warehouse facilities based on a stated rate per the underlying note purchase agreement plus accrued interest or, if there is no stated rate, then an estimated rate is calculated using a base case model projecting the timing of the ramp-up of the CLO warehouse facility.

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

Preferred Stock Dividends

The Company holds preferred stock investments in its portfolio that contain cumulative preferred dividends that accumulate quarterly. The Company will generally record cumulative preferred dividends as investment income when they are received or declared by the portfolio company’s board of directors or upon any voluntary or involuntary liquidation, dissolution or winding up of the portfolio company, and are collectible. There were no cumulative preferred dividends recorded as dividend income during the three and nine months ended September 30, 2022 and 2021, as the Company deemed them to be uncollectible.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2022
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
September 30, 2022
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The Company recognizes the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained, assuming examination by tax authorities. Through September 30, 2022, management has analyzed the Company’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions expected to be taken in the Company’s 2021 tax returns. The Company identifies its major tax jurisdictions as U.S Federal and Connecticut State. The Company did not have any uncertain tax positions that met the recognition measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company’s current tax year, 2021, 2020 and 2019 federal tax returns remain subject to examination by the Internal Revenue Service.

For tax purposes, the cost basis of the portfolio investments as of September 30, 2022 and December 31, 2021, was approximately $532,469,458 and $527,385,739, respectively.

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

NOTE 4. FAIR VALUE

The Company’s assets measured at fair value by investment type on a recurring basis as of September 30, 2022 were as follows:
	Fair Value Measurements at Reporting Date Using
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$—	$—	$230.3	$230.3
CLO Equity	—	—	107.7	107.7
Equity and Other Investments	—	—	2.2	2.2
Total Investments at fair value	—	—	340.2	340.2
Cash equivalents	14.4	—	—	14.4
Total assets at fair value	$14.4	$—	$340.2	$354.6

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2022
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

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of September 30, 2022 and December 31, 2021, respectively. The Company’s Valuation Policy, which was previously approved by the Board, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or Oxford Square Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the tables below are based on fair values for all debt related calculations and CLO equity.
	Quantitative Information about Level 3 Fair Value Measurements			Range/Weighted Average(1)	Impact to Fair Value from an Increase in Input(2)
Assets ($ in millions)	Fair Value as of September 30, 2022	Valuation Techniques/ Methodologies	Unobservable Input
Senior Secured Notes	$182.4	Market quotes	NBIB(3)	60.0% – 98.0%/86.9%	NA
	47.5	Recent transactions	Actual trade/payoff(4)	60.3% – 91.5%/75.5%	NA
	0.5	Enterprise value(8)	Market price indicator	$8.4 million – $12.3 million/$10.3 million	Increase
			Price discount	10% – 20%/15%	Decrease
CLO equity	102.2	Market quotes	NBIB(3)	1.0% – 65.0%/31.0%	NA
	3.9	Recent transactions	Actual trade/payoff(4)	56.3%/ncm(5)	NA
	1.3	Discounted cash flow(6)	Discount rate(7)	20.9% – 21.7%/21.0%	Decrease
	0.3	Liquidation Net Asset Value(10)	NBIB(3)	0.0% – 1.9%/0.6%	NA
Equity/Other Investments	2.2	Enterprise value(8)	LTM EBITDA(9)	$21.9 million/ncm(5)	Increase
			NCY EBITDA(9)	$24.5 million/ncm(5)	Increase
			Market multiples(9)	6.50x – 8.75x/7.6x	Increase
Total Fair Value for Level 3 Investments(11)	$340.2

____________

(1)      Weighted averages are calculated based on fair value of investments.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2022
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

(8)      Enterprise value is defined as the total value of a company, including debt and cash. For senior secured notes and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that the Company provides to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of the Company’s securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by Oxford Square Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.

(9)      EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on the most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market. “NCY” refers to “next calendar year.” “LTM” refers to “last twelve months.”

(10)    The fair value of those CLO equity positions which have been optionally redeemed are generally valued using a liquidation net asset value basis which represents the estimated expected residual value of the CLO as of the end of the period.

(11)    Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2022
(unaudited)

NOTE 4. FAIR VALUE (cont.)

	Quantitative Information about Level 3 Fair Value Measurements			Range/Weighted Average(1)	Impact to Fair Value from an Increase in Input(2)
Assets ($ in millions)	Fair Value as of December 31, 2021	Valuation Techniques/ Methodologies	Unobservable Input
Senior Secured Notes	$230.5	Market quotes	NBIB(3)	91.0% – 100.0%/97.0%	NA
	32.7	Recent transactions	Actual trade/payoff(4)	94.5% – 100.3%/97.9%	NA
	1.3	Enterprise value(8)	NCY+1 EBITDA(9)	$12.3 million/ncm(5)	Increase
			Market multiples(9)	5.5x–6.5x/ncm(5)	Increase
CLO equity	149.1	Market quotes	NBIB(3)	8.7% – 83.0%/48.0%	NA
	3.4	Recent transactions	Actual trade/payoff(4)	90.1%/ncm(5)	NA
	1.8	Discounted cash flow(6)	Discount rate(7)	10.8% – 12.9%/12.5%	Decrease
	1.3	Liquidation Net Asset Value(11)	NBIB(3)	0.3% – 5.8%/3.1%	NA
Equity/Other Investments	0.8	Enterprise value(8)	NCY EBITDA(9)	$18.1 million/ncm(5)	Increase
			NCY+1 EBITDA(9)	$25.0 million/ncm(5)	Increase
			Market multiples(9)	5.75x – 9.0x/7.4x	Increase
Total Fair Value for Level 3 Investments(10)	$420.8

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
September 30, 2022
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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2022, and the level of each financial liability within the fair value hierarchy:
($ in millions)	Carrying Value(1)	Fair Value(2)	Level 1	Level 2	Level 3
6.50% Unsecured Notes	$63.9	$63.5	$—	$63.5	$—
6.25% Unsecured Notes	44.0	43.2	—	43.2	—
5.50% Unsecured Notes	78.2	74.8	—	74.8	—
Total	$186.1	$181.5	$—	$181.5	$—

____________

(1)      Carrying value is net of unamortized deferred debt issuance costs. Unamortized deferred debt issuance costs associated with the 6.50% Unsecured Notes totaled approximately $0.5 million as of September 30, 2022. Unamortized deferred debt issuance costs associated with the 6.25% Unsecured Notes totaled approximately $0.8 million as of September 30, 2022. Unamortized deferred debt issuance costs associated with the 5.50% Unsecured Notes totaled approximately $2.3 million as of September 30, 2022.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2022
(unaudited)

NOTE 4. FAIR VALUE (cont.)

A reconciliation of the fair value of investments for the three months ended September 30, 2022, utilizing significant unobservable inputs, is as follows:
($ in millions)	Senior Secured Notes	CLO Equity	Equity and Other Investments	Total(2)
Balance at June 30, 2022	$256.1	$111.8	$1.6	$369.4
Net realized gains included in earnings	—	0.1	—	0.1
Net unrealized (depreciation)/appreciation included in earnings	(15.0)	(2.4)	0.6	(16.8)
Accretion of discount	0.2	—	—	0.2
Purchases	—	3.9	—	3.9
Repayments and sales	(11.0)	(1.8)	—	(12.8)
Reductions to CLO Equity cost value(1)	—	(3.9)	—	(3.9)
Transfers in and/or (out) of level 3	—	—	—	—
Balance at September 30, 2022(2)	$230.3	$107.7	$2.2	$340.2
Net change in unrealized (depreciation)/appreciation on Level 3 investments still held as of September 30, 2022	$(15.2)	$(2.5)	$0.6	$(17.1)

____________

(1)      Reduction to CLO equity cost value of approximately $3.9 million represented the distributions received, or entitled to be received, on the Company’s investments held in CLO equity subordinated and income notes of approximately $8.2 million, plus the amortization of cost of the Company’s CLO fee notes of approximately $28,000, less the effective yield interest income recognized on the Company’s CLO equity subordinated and income notes of approximately $4.4 million.

(2)      Totals may not sum due to rounding.

A reconciliation of the fair value of investments for the nine months ended September 30, 2022, utilizing significant unobservable inputs, is as follows:
($ in millions)	Senior Secured Notes	CLO Equity	Equity and Other Investments	Total(2)
Balance at December 31, 2021	$264.5	$155.6	$0.8	$420.8
Net realized losses included in earnings	—	(0.4)	—	(0.4)
Net unrealized (depreciation)/appreciation included in earnings	(36.0)	(41.9)	1.4	(76.5)
Accretion of discount	0.7	—	—	0.7
Purchases	50.9	27.2	—	78.2
Repayments and sales	(49.8)	(14.6)	—	(64.4)
Reductions to CLO equity cost value(1)	—	(18.1)	—	(18.1)
Transfers in and/or (out) of level 3	—	—	—	—
Balance at September 30, 2022(2)	$230.3	$107.7	$2.2	$340.2
Net change in unrealized (depreciation)/appreciation on Level 3 investments still held as of September 30, 2022	$(36.2)	$(41.8)	$1.4	$(76.6)

____________

(1)      Reduction to CLO equity cost value of approximately $18.1 million represented the distributions received, or entitled to be received, on the Company’s investments held in CLO equity subordinated and income notes of approximately $30.9 million, plus the amortization of cost of the Company’s CLO fee notes of approximately $91,000, less the effective yield interest income recognized on the Company’s CLO equity subordinated and income notes of approximately $12.9 million.

(2)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2022
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

(2)      Totals may not sum due to rounding.

The following table shows the fair value of the Company’s portfolio of investments by asset class as of September 30, 2022 and December 31, 2021:
	September 30, 2022		December 31, 2021
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$230.3	67.7%	$264.5	62.8%
CLO Equity	107.7	31.7%	155.6	37.0%
Equity and Other Investments	2.2	0.6%	0.8	0.2%
Total(1)	$340.2	100.0%	$420.8	100.0%

____________

(1)      Totals may not sum due to rounding.

NOTE 5. CASH AND CASH EQUIVALENTS

At September 30, 2022 and December 31, 2021, respectively, cash and cash equivalents were as follows:
	September 30, 2022	December 31, 2021
Cash	$—	$617,546
Cash Equivalents	14,367,882	8,398,154
Total Cash and Cash Equivalents	$14,367,882	$9,015,700

For further details regarding the composition of cash, cash equivalents and restricted cash refer to “Note 3. Summary of Significant Accounting Policies.”

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2022
(unaudited)

NOTE 6. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%, immediately after such borrowing. As of September 30, 2022 and December 31, 2021, the Company’s asset coverage for borrowed amounts was 186% and 227%, respectively.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of September 30, 2022 and December 31, 2021. The fair value of the 6.50% Unsecured Notes is based upon the closing price on the last day of the period. The 6.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQL”). The fair value of the 6.25% Unsecured Notes is based upon the closing price on the last day of the period. The 6.25% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQZ”). The fair value of the 5.50% Unsecured Notes is based upon the closing price on the last day of the period. The 5.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQG”).
	As of
	September 30, 2022			December 31, 2021
($ in millions)	Principal Amount	Carrying Value(1)	Fair Value	Principal Amount	Carrying Value(1)	Fair Value
6.50% Unsecured Notes	$64.4	$63.9	$63.5	$64.4	$63.6	$65.1
6.25% Unsecured Notes	44.8	44.0	43.2	44.8	43.8	45.5
5.50% Unsecured Notes	80.5	78.2	74.8	80.5	78.0	80.7
Total	$189.7	$186.1	$181.5	$189.7	$185.4	$191.3

____________

(1)      The Carrying Value represents the aggregate principal amount outstanding less the unamortized deferred issuance costs. As of September 30, 2022, the total unamortized deferred issuance costs for the 6.50% Unsecured Notes, 6.25% Unsecured Notes, and 5.50% Unsecured Notes was approximately $0.5 million, $0.8 million, and $2.3 million, respectively. As of December 31, 2021, the total unamortized deferred issuance costs for the 6.50% Unsecured Notes, 6.25% Unsecured Notes, and 5.50% Unsecured Notes was approximately $0.7 million, $1.0 million, and $2.5 million, respectively.

The weighted average stated interest rate and weighted average maturity on the Company’s borrowings as of September 30, 2022 were 6.02% and 3.8 years, respectively, and as of December 31, 2021 were 6.02% and 4.6 years, respectively.

The tables below summarize the components of interest expense for the three and nine months ended September 30, 2022 and September 30, 2021, respectively:
	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total(1)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
6.50% Unsecured Notes	$1,046.0	$81.8	$1,127.9	$3,138.0	$242.9	$3,380.9
6.25% Unsecured Notes	699.9	58.8	758.6	2,099.6	174.4	2,274.0
5.50% Unsecured Notes	1,106.9	97.2	1,204.1	3,320.6	288.4	3,609.0
Total(1)	$2,852.7	$237.8	$3,090.5	$8,558.2	$705.6	$9,263.9

____________

(1)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2022
(unaudited)

NOTE 6. BORROWINGS (cont.)

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total(1)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
6.50% Unsecured Notes	$1,046.0	$81.8	$1,127.9	$3,138.0	$242.9	$3,380.9
6.25% Unsecured Notes	699.9	58.8	758.6	2,099.6	174.4	2,274.0
5.50% Unsecured Notes	1,106.9	97.2	1,204.1	1,611.1	139.4	1,750.5
Total(1)	$2,852.7	$237.8	$3,090.5	$6,848.7	$556.6	$7,405.4

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

The aggregate accrued interest payable on the 6.50% Unsecured Notes as of September 30, 2022 was approximately $12,000. As of September 30, 2022, the Company had unamortized deferred debt issuance costs relating to the 6.50% Unsecured Notes of approximately $488,000. The deferred debt issuance costs are being amortized over the term of the 6.50% Unsecured Notes and are included in interest expense in the statements of operations.

The cash paid and the effective annualized interest rate for three months ended September 30, 2022 were approximately $1.0 million and 6.95%, respectively. The cash paid and the effective annualized interest rate for the nine months ended September 30, 2022 were approximately $3.1 million and 7.02%, respectively. The cash paid and the effective annualized interest rate for the three months ended September 30, 2021 were approximately $1.0 million and 6.95%, respectively. The cash paid and the effective annualized interest rate for the nine months ended September 30, 2021 were approximately $3.1 million and 7.02%, respectively.

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

The aggregate accrued interest payable on the 6.25% Unsecured Notes as of September 30, 2022 was approximately $467,000. As of September 30, 2022, the Company had unamortized deferred debt issuance costs of approximately $836,000 relating to the 6.25% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 6.25% Unsecured Notes and are included in interest expense in the statements of operations.

The cash paid and the effective annualized interest rate for the three months ended September 30, 2022 were approximately $700,000 and 6.72%, respectively. The cash paid and the effective annualized interest rate for the nine months ended September 30, 2022 were approximately $2.1 million and 6.79%, respectively. The cash paid

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2022
(unaudited)

NOTE 6. BORROWINGS (cont.)

and the effective annualized interest rate for the three months ended September 30, 2021 were approximately $700,000 and 6.72%, respectively. The cash paid and the effective annualized interest rate for the nine months ended September 30, 2021 were approximately $2.1 million and 6.79%, respectively.

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

The aggregate accrued interest payable on the 5.50% Unsecured Notes as of September 30, 2022 was approximately $738,000. As of September 30, 2022, the Company had unamortized deferred debt issuance costs of approximately $2.3 million relating to the 5.50% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 5.50% Unsecured Notes and are included in interest expense in the statements of operations.

The cash paid and the effective annualized interest rate for the three months ended September 30, 2022 were approximately $1.1 million and 5.93%, respectively. The cash paid and the effective annualized interest rate for the nine months ended September 30, 2022 were approximately $3.3 million and 5.99%, respectively. The cash paid and the effective annualized interest rate for the three months ended September 30, 2021 were approximately $873,000 and 5.93%, respectively. The cash paid and the effective annualized interest rate for the nine months ended September 30, 2021 were approximately $873,000 and 5.92%, respectively.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2022
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

The following table represents the portion of the total advisory fee ascribed to the Base Fee (pursuant to the 2016 Fee Waiver calculation) for the three and nine months ended September 30, 2022 and 2021, respectively:
($ in millions)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Base Fee	$1.4	$1.8	$4.6	$4.6

The Base Fee payable to Oxford Square Management as of September 30, 2022 and December 31, 2021 was $1,408,729 and $1,688,712, respectively.

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

•        Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to one-fourth of an annual “hurdle rate.” The annual hurdle rate is determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rates for the

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2022
(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

2022 and 2021 calendar years, calculated as of the immediately preceding December 31st, were 6.26% and 5.36% respectively, under the terms of the Investment Advisory Agreement. The Company’s net investment income (to the extent not distributed to shareholders) used to calculate the Net Investment Income Incentive Fee was also included in the amount of gross assets used to calculate the 2% Base Fee.

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

NOTES TO FINANCIAL STATEMENTS
September 30, 2022
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

There were no Net Investment Income Incentive Fees for the three and nine months ended September 30, 2022 and 2021.

There were no Net Investment Income Incentive Fees payable to Oxford Square Management as of September 30, 2022 and December 31, 2021.

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

There were no Capital Gains Incentive Fees based on hypothetical liquidation for the three and nine months ended September 30, 2022 and 2021. There was no liability for Capital Gains Incentive Fees based on hypothetical liquidation as of September 30, 2022 and December 31, 2021.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2022
(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

Administration Agreement

The Company has also entered into an Administration Agreement (the “Administration Agreement”) with Oxford Funds under which Oxford Funds provides administrative services for the Company. The Company pays Oxford Funds an allocable portion of overhead and other expenses incurred by Oxford Funds on its behalf under the Administration Agreement, including a portion of the rent and the compensation of the chief financial officer, accounting staff and other administrative support personnel, which creates potential conflicts of interest that the Board must monitor. The Company also reimburses Oxford Funds for the costs associated with the functions performed by the Company’s Chief Compliance Officer that Oxford Funds pays on the Company’s behalf pursuant to the terms of an agreement between the Company and ACA Foreside Consulting Services, LLC.

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

For the three months ended September 30, 2022 and 2021, the Company incurred approximately $235,000 and $186,000, respectively, in compensation expenses for the services of employees allocated to the administrative activities of the Company, pursuant to the Administration Agreement with Oxford Funds. For the nine months ended September 30, 2022 and 2021, the Company incurred approximately $689,000 and $551,000, respectively, in compensation expenses. In addition, the Company incurred approximately $15,000 and $13,000 for facility costs allocated under the Administration Agreement for the three months ended September 30, 2022 and 2021, respectively. The Company incurred approximately $45,000 and $38,000 for facility costs for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and 2021, there were accrued compensation expenses of approximately $3,600 and $17,000, respectively, payable under the Administration Agreement.

Co-Investment Exemptive Relief

On June 14, 2017, the SEC issued an order permitting the Company and certain of its affiliates to complete negotiated co-investment transactions in portfolio companies, subject to certain conditions (the “Order”). Subject to satisfaction of certain conditions to the Order, the Company and certain of its affiliates are permitted, together with any future BDCs, registered closed-end funds and certain private funds, each of whose investment adviser is Oxford Square Management or an investment adviser controlling, controlled by, or under common control with Oxford Square Management, to co-invest in negotiated investment opportunities where doing so would otherwise be prohibited under the 1940 Act, providing the Company’s stockholders with access to a broader array of investment opportunities.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2022
(unaudited)

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase/(decrease) in net assets resulting from net investment income and operations per share for the three and nine months ended September 30, 2022 and 2021, respectively:
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net investment income	$5,555,846	$3,981,968	$14,149,748	$11,580,601
Weighted average common shares outstanding	49,773,782	49,634,535	49,737,216	49,610,734
Net increase in net assets resulting from net investment income per common share	$0.11	$0.08	$0.28	$0.23
Net (decrease)/increase in net assets resulting from operations	$(11,146,916)	$11,265,139	$(62,779,516)	$39,556,411
Net (decrease)/increase in net assets resulting from operations common share	$(0.22)	$0.23	$(1.26)	$0.80

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs to make distributions of taxable income sufficient to relieve it of substantially all federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on such income. The Company will accrue excise tax on estimated excess taxable income, if any, as required. The Company incurred approximately $252,000 in excise tax relating to the tax year ended December 31, 2021. This amount was expensed and paid during the three months ended September 30, 2022, and is included within “General and administrative” expenses on the Statements of Operations.

The Company has adopted an “opt out” distribution reinvestment plan for its common stockholders. As a result, if the Company makes a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of the Company’s common stock, unless they specifically “opt out” of the distribution reinvestment plan so as to receive cash distributions. During the three months ended September 30, 2022 and 2021, the Company issued 38,914 and 30,853 shares, respectively, of common stock for approximately $128,000 and $128,000, respectively, to stockholders in connection with the distribution reinvestment plan. During the nine months ended September 30, 2022 and 2021, the Company issued 110,215 and 65,668 shares, respectively, of common stock for approximately $399,000 and $289,000, respectively, to stockholders in connection with the distribution reinvestment plan. During the three months and nine months ended September 30, 2022 as part of the Company’s dividend reinvestment plan for its common stockholders, the Company’s dividend reinvestment administrator did not purchase any shares of common stock in the open market to satisfy the reinvestment portion of the Company’s dividends. During the three months ended September 30, 2021, as part of the Company’s dividend reinvestment plan for its common stockholders, the Company’s dividend reinvestment administrator did not purchase

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2022
(unaudited)

NOTE 9. DISTRIBUTIONS (cont.)

any shares of common stock in the open market to satisfy the reinvestment portion of the Company’s dividends. During the nine months ended September 30, 2021, the Company’s dividend reinvestment administrator purchased 23,202 shares of common stock for approximately $91,000 in the open market to satisfy the reinvestment portion of the Company’s dividends. On each of January 31, February 28, March 31, April 29, May 31, June 30, July 29, August 31, and September 30, 2022, the Company paid monthly distributions of approximately $1.7 million, or $0.035 per share.

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

The tax character of distributions for the nine months ended September 30, 2022, represented, on an estimated basis, $0.32 per share from ordinary income. For the three months ended September 30, 2022, the tax return of capital includes an adjustment to reflect a reversal of the previously estimated tax return of capital for the six months ended June 30, 2022. For the nine months ended September 30, 2022, the amounts and sources of distributions reported are only estimates and are not being provided for U.S. federal income tax reporting purposes. The timing and character of distributions for U.S. federal income tax purposes (which are determined in accordance with the U.S. federal tax rules which may differ from GAAP) may be materially different than the estimates provided herein. The final determination of the source of all distributions in 2022 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

NOTE 10. NET ASSET VALUE PER SHARE

The Company’s NAV per share as of September 30, 2022, and December 31, 2021, was $3.34 and $4.92, respectively. In determining the Company’s net asset value per share, the Board determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 11. SHARE ISSUANCE AND REPURCHASE PROGRAMS

On August 1, 2019, the Company entered into an Equity Distribution Agreement with Ladenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $150.0 million of the Company’s common stock through an At-the-Market (“ATM”) offering. For the three and nine months ended September 30, 2022 and 2021, the Company did not sell any shares of common stock pursuant to the ATM offering.

From time to time, the Board may authorize a share repurchase program under which shares are purchased in open market transactions. Since the Company is incorporated in Maryland, MGCL requires share repurchases to be accounted for as a share retirement. The cost of repurchased shares is charged against capital on the settlement date. During the three and nine months ended September 30, 2022 and 2021, the Company was not authorized to repurchase any shares of outstanding common stock.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2022
(unaudited)

NOTE 12. INVESTMENT INCOME

The following table sets forth the components of investment income for the three and nine months ended September 30, 2022 and 2021, respectively:
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Interest Income
Stated interest income	$6,431,801	$4,314,099
Original issue discount and market discount income	193,920	183,518
Discount income derived from unscheduled remittances at par	179,618	29,897
Total interest income	$6,805,339	$4,527,514
Income from securitization vehicles and investments	$4,402,463	$5,071,854
Other income
Fee letters	$125,291	$112,323
Loan prepayment and bond call fees	—	—
All other fees	65,039	85,940
Total other income	$190,330	$198,263
Total investment income	$11,398,132	$9,797,631
	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Interest Income
Stated interest income	$16,669,500	$11,286,252
Original issue discount and market discount income	666,603	548,820
Discount income derived from unscheduled remittances at par	393,923	516,868
Total interest income	$17,730,026	$12,351,940
Income from securitization vehicles and investments	$12,906,127	$13,849,299
Other income
Fee letters	$415,712	$333,193
Loan prepayment and bond call fees.	—	300,000
All other fees.	151,688	164,895
Total other income	$567,400	$798,088
Total investment income	$31,203,553	$26,999,327

The 1940 Act requires that a BDC offer significant managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three and nine months ended September 30, 2022 and 2021, the Company received no fee income for managerial assistance.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2022
(unaudited)

NOTE 13. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote. As of September 30, 2022, the Company did not have any commitments to purchase additional debt investments.

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

NOTE 14. FINANCIAL HIGHLIGHTS

Financial highlights for the three and nine months ended September 30, 2022 and 2021, respectively, are as follows:
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Per Share Data
Net asset value at beginning of period	$3.67	$4.91	$4.92	$4.55
Net investment income(1)	0.11	0.08	0.28	0.23
Net realized and unrealized (losses)/gains(2)	(0.33)	0.15	(1.54)	0.57
Net (decrease)/increase in net asset value from operations	(0.22)	0.23	(1.26)	0.80
Distributions per share from net investment income	(0.15)	(0.09)	(0.32)	(0.26)
Tax return of capital distributions(3)	0.04	(0.02)	—	(0.06)
Total distributions	(0.11)	(0.11)	(0.32)	(0.32)
Effect of shares issued/repurchased, gross	—	—	—	—
Net asset value at end of period	$3.34	$5.03	$3.34	$5.03
Per share market value at beginning of period	$3.64	$4.91	$4.08	$3.05
Per share market value at end of period	$3.01	$4.05	$3.01	$4.05
Total return based on Market Value(4)	(14.79)%	(15.52)%	(19.90)%	42.66%
Total return based on Net Asset Value(5)	(6.13)%	4.58%	(25.71)%	17.47%
Shares outstanding at end of period	49,800,274	49,655,275	49,800,274	49,655,275

Ratios/Supplemental Data(8)
Net assets at end of period (000’s)	$166,548	$249,645	$166,548	$249,645
Average net assets (000’s)	$174,670	$246,554	$206,324	$241,062
Ratio of expenses to average net assets(6)	12.95%	9.44%	10.98%	8.53%
Ratio of net investment income to average net assets(6)	13.16%	6.46%	9.18%	6.41%
Portfolio turnover rate(7)	3.53%	1.39%	16.42%	8.20%

____________

(1)      Represents per share net investment income for the period, based upon weighted average shares outstanding.

(2)      Net realized and unrealized gains/(losses) include rounding adjustments to reconcile change in net asset value per share.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2022
(unaudited)

NOTE 14. FINANCIAL HIGHLIGHTS (cont.)

(3)      Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The ultimate tax character of the Company’s earnings cannot be determined until tax returns are prepared after the end of the fiscal year. The amounts and sources of distributions reported are only estimates and are not being provided for U.S. tax reporting purposes. For the three months ended September 30, 2022, the tax return of capital includes an adjustment to reflect a reversal of the previously estimated tax return of capital for the six months ended June 30, 2022.

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

(6)      Ratios for the three and nine months ended September 30, 2022 are annualized and include excise tax, which is a non-recurring expense that is not annualized. For the three and nine months ended September 30, 2022, excise tax represented of 0.14% and 0.12% of average net assets, respectively. Ratios for the three and nine months ended September 30, 2021 are annualized.

(7)      Portfolio turnover rate is calculated using the lesser of the year-to-date cash investment sales and debt repayments or year-to-date cash investment purchases over the average of the total investments at fair value.

(8)      The following table provides supplemental performance ratios, which are annualized and include excise tax, which is a non-recurring expense that is not annualized, measured for the three and nine months ended September 30, 2022 and 2021:
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Ratio of expenses to average net assets:
Operating expenses before incentive fees	12.95%	9.44%	10.98%	8.53%
Net investment income incentive fees	—%	—%	—%	—%
Ratio of expenses, excluding interest expense	5.87%	4.42%	4.99%	4.43%

NOTE 15. RISKS AND UNCERTAINTIES

We have and continue to assess the impact of the Coronavirus (also referred to as “COVID-19”) pandemic on our portfolio companies. Government spending, government policies, including recent increases in certain interest rates by the U.S. Federal Reserve, and disruptions in supply chains in the United States and elsewhere in response to the COVID-19 pandemic and otherwise, in conjunction with other factors, have led and could continue to lead to inflationary economic environments that could affect the Company’s portfolio companies, financial condition and results of operations. The effects of the COVID-19 pandemic contributed to increased volatility in global financial markets and have affected countries, regions, companies, industries and market sectors more dramatically than others. The COVID-19 pandemic has had, and any other outbreak of an infectious disease or serious environmental or public health concern could have, a significant negative impact on economic and market conditions, could exacerbate pre-existing political, social and economic risks in certain countries or regions and could trigger a prolonged period of global economic slowdown, which may impact the Company and its underlying investments. As the impact of the Coronavirus is difficult to predict, the extent to which the Coronavirus and/or other disease outbreaks or health pandemics may negatively affect our operating results, or the duration of any potential business or supply-chain disruption, is uncertain.

Although it is difficult to predict the extent of the impact of the COVID-19 pandemic and other economic disruptions on the underlying CLO vehicles the Company invests in, the failure by a CLO vehicle to satisfy certain financial covenants, including with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event that a CLO vehicle fails certain tests, holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2022
(unaudited)

NOTE 15. RISKS AND UNCERTAINTIES (cont.)

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

NOTE 16. SUBSEQUENT EVENTS

The following distributions payable to stockholders are shown below:
Date Declared	Record Date	Payable Date	Per Share Distribution Amount Declared
July 21, 2022	October 17, 2022	October 31, 2022	$0.035
July 21, 2022	November 16, 2022	November 30, 2022	$0.035
July 21, 2022	December 16, 2022	December 30, 2022	$0.035
October 20, 2022	January 17, 2023	January 31, 2023	$0.035
October 20, 2022	February 14, 2023	February 28, 2023	$0.035
October 20, 2022	March 17, 2023	March 31, 2023	$0.035

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

•        the elevated levels of inflation and its impact on our investment activities and the industries in which we invest;

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

Our investment activities are managed by Oxford Square Management, LLC (“Oxford Square Management”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. Oxford Square Management is owned by Oxford Funds, LLC (“Oxford Funds”), its managing member, and a related party, Charles M. Royce, a member of our Board who holds a minority, non-controlling interest in Oxford Square Management. Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President, are the controlling members of Oxford Funds. Under an investment advisory agreement (the “Investment Advisory Agreement”), we have agreed to pay Oxford Square Management an annual base management fee (“Base Fee”) calculated on gross assets, and an incentive fee based upon our performance. Under an amended and restated administration agreement (the “Administration Agreement”), we have agreed to pay or reimburse Oxford Funds, as administrator, for certain expenses incurred in operating the Company. Our executive officers and directors, and the executive officers of Oxford Square Management and Oxford Funds, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders.

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of September 30, 2022, our debt investments had stated interest rates of between 6.37% and 12.73% and maturity dates of between 3 and 89 months. In addition, our portfolio had a weighted average annualized yield on debt investments of approximately 10.41% as of September 30, 2022.

The weighted average annualized yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average annualized yield was computed using the effective interest rates as of September 30, 2022, including accretion of original issue discount (“OID”). There can be no assurance that the weighted average annualized yield will remain at its current level.

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

During the three months ended September 30, 2022, the U.S. loan market exhibited weakness versus the three months ended June 30, 2022. U.S. loan prices, as defined by the Morningstar LSTA US Leveraged Loan Index, decreased from 92.16% of par as of June 30, 2022 to 91.92% of par as of September 30, 2022.

As of September 30, 2022, the Company’s Board of Directors approved the fair value of the Company’s investment portfolio of approximately $340.2 million in good faith in accordance with the Company’s valuation procedures.

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

Investment Valuation

We fair value our investment portfolio in accordance with the provisions of ASC 820, Fair Value Measurement and Disclosure (“ASC 820”) and Rule 2a-5 under the 1940 Act. Estimates made in the preparation of our financial statements include the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. We believe that there is no single definitive method for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. We consider the attributes of current market conditions on an on-going basis and have determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, substantially all of our fair valued investments are measured based upon Level 3 inputs as of September 30, 2022 and December 31, 2021.

Good Faith Determinations of Fair Value, Rule 2a-5 under the 1940 Act (“Rule 2a-5”) was adopted by the SEC in December 2020 and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Our Board of Directors has adopted valuation policies and procedures that are intended to comply with Rule 2a-5.

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

Bilateral Investments (Including Equity)

Bilateral investments (as defined below) for which market quotations are readily available are valued by an independent pricing agent or market maker. If such market quotations are not readily available, under the valuation procedures approved by our Board upon the recommendation of the Valuation Committee, a third-party valuation firm will prepare valuations for each of our bilateral investments that, when combined with all other investments in the same portfolio company, have a value as of the previous quarter of greater than or equal to 2.0% of its total assets as of the previous quarter. In addition, in those instances where a third-party valuation is prepared for a portfolio investment which meets the parameters noted in (i) and (ii) above, the frequency of those third-party valuations is based upon the grade assigned to each such security under its credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. Bilateral investments which do not meet the parameters in (i) and (ii) above are not required to have a third-party valuation and, in those instances, a valuation analysis will be prepared by Oxford Square Management. Oxford Square Management also retains the authority to seek, on our behalf, additional third party valuations with respect to both our bilateral portfolio securities and our syndicated loan investments. Our Board retains ultimate authority as to the third-party review cycle as well as the appropriate valuation of each investment.

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

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. We generally restore non-accrual loans to accrual status when past due principal and interest is paid and, in our judgment, is likely to remain current. As of September 30, 2022 and 2021, we had three debt investments that were on non-accrual status.

Interest income also includes a payment-in-kind (“PIK”) component on certain investments in our portfolio. Refer to the section below, “Payment-In-Kind,” for a description of PIK income and its impact on interest income.

Payment-In-Kind

We have debt and preferred stock investments in our portfolio that contain contractual PIK provisions. PIK interest and preferred stock dividends are computed at their contractual rates and are accrued into income and added to the principal balances on the capitalization dates. Upon capitalization, the PIK portions of the investments are valued at their respective fair values. If we believe that a PIK is not fully expected to be realized, the PIK investment would be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends would be reversed from the related receivable through interest or dividend income, respectively. PIK investments on non-accrual status are restored to accrual status once it becomes probable that such PIK will be ultimately collectible in cash. For the three and nine months ended September 30, 2022 and 2021, no PIK preferred stock dividends were recognized as dividend income. For the three and nine months ended September 30, 2022 and 2021, no PIK interest was recognized as interest income.

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

We also record income on our investments in certain securitization vehicles (or “CLO warehouse facilities”) based on a stated rate per the underlying note purchase agreement plus accrued interest or, if there is no stated rate, then an estimated rate is calculated using a base case model projecting the timing of the ramp-up of the CLO warehouse facility. As of September 30, 2022 and 2021, we had no investments in CLO warehouse facilities.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $340.2 million and $420.8 million as of September 30, 2022, and December 31, 2021, respectively. The decrease in the value of investments during the nine month period ended September 30, 2022, was due primarily to net unrealized depreciation on our investment portfolio of approximately $76.5 million (which incorporates reductions to CLO equity cost value of $18.1 million), $49.8 million of debt repayments, and $14.6 million of sales of investments, which were partially offset by approximately $78.2 million of investments acquired.

A reconciliation of the investment portfolio for the nine months ended September 30, 2022 and the year ended December 31, 2021 follows:

($ in millions)	September 30, 2022	December 31, 2021
Beginning investment portfolio	$420.8	$294.7
Portfolio investments acquired	78.2	178.9
Debt repayments	(49.8)	(24.3)
Sales of securities	(14.6)	(15.2)
Reductions to CLO equity cost value(1)	(18.1)	(37.5)
Accretion of discounts on investments	0.7	0.7
Net change in unrealized (depreciation)/appreciation on investments	(76.5)	38.5
Net realized losses on investments	(0.4)	(15.0)
Ending investment portfolio(2)	$340.2	$420.8

____________

(1)      For the nine months ended September 30, 2022, the reductions to CLO equity cost value of approximately $18.1 million represented the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes of approximately $30.9 million, plus the amortization of cost on our CLO fee notes of approximately $91,000, less the effective yield interest income recognized on our CLO equity subordinated and income notes of approximately $12.9 million. For the year ended December 31, 2021, the reductions to CLO equity cost value of

____________

approximately $37.5 million represented the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes of approximately $55.8 million, plus the amortization of cost on our CLO fee notes of approximately $0.4 million, less the effective yield interest income recognized on our CLO equity subordinated and income notes of approximately $18.7 million.

(2)      Totals may not sum due to rounding.

During the nine months ended September 30, 2022 we purchased approximately $78.2 million in portfolio investments, which includes additional investments of approximately $52.8 million in existing portfolio companies and approximately $25.3 million in new portfolio companies. During the year ended December 31, 2021, we purchased approximately $178.9 million in portfolio investments, including additional investments of approximately $65.4 million in existing portfolio companies and approximately $113.5 million in new portfolio companies.

In certain instances, we receive investment proceeds based on the scheduled amortization of the outstanding loan balances and from the sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

For the nine months ended September 30, 2022 and the year ended December 31, 2021, we recognized proceeds from the sales of securities of approximately $14.6 million and $15.2 million, respectively. Also, during the nine months ended September 30, 2022 and the year ended December 31, 2021, we had loan principal repayments of approximately $49.8 million and $24.3 million, respectively.

As of September 30, 2022, we had investments in debt securities of, or loans to, 20 portfolio companies, with a fair value of approximately $230.3 million, CLO equity investments of approximately $107.7 million, and other equity investments of approximately $2.2 million.

As of December 31, 2021, we had investments in debt securities of, or loans to, 20 portfolio companies, with a fair value of approximately $264.5 million, CLO equity investments of approximately $155.6 million and other equity investments of approximately $772,000.

The following table indicates the quarterly portfolio investment activity for the past seven quarters:

Three Months Ended ($ in millions)	Purchases of Investments	Repayment of Principal	Sales of Investments	Reductions to CLO Equity Cost(1)
September 30, 2022	$3.9	$11.0	$1.8	$3.9
June 30, 2022	26.9	0.2	9.5	6.4
March 31, 2022	47.4	38.6	3.4	7.8
Total 2022 to date(2)	$78.2	$49.8	$14.6	$18.1

December 31, 2021	$23.3	$1.6	$10.3	$7.4
September 30, 2021	23.1	5.7	—	8.6
June 30, 2021	99.5	0.6	3.0	15.5
March 31, 2021	32.9	16.4	1.8	6.0
Total 2021(2)	$178.9	$24.3	$15.2	$37.5

____________

(1)      Reductions to CLO equity cost value represent the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes, plus the amortization of cost of our CLO fee notes, less the effective yield interest income recognized on our CLO equity subordinated and income notes.

(2)      Totals may not sum due to rounding.

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$230.3	67.7%	$264.5	62.8%
CLO Equity	107.7	31.7%	155.6	37.0%
Equity and Other Investments	2.2	0.6%	0.8	0.2%
Total(1)	$340.2	100.0%	$420.8	100.0%

____________

(1)      Totals may not sum due to rounding.

Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2022 and December 31, 2021, we held qualifying assets that represented 69.7% and 64.1%, respectively, of the total assets. No additional non-qualifying assets were acquired during the periods when qualifying assets were less than 70.0% of the total assets.

The following table shows our portfolio of investments by industry at fair value, as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	($ in millions)		($ in millions)
Structured finance(1)	$107.7	31.7%	$155.6	36.9%
Software	78.8	23.1%	50.9	12.1%
Business services	64.0	18.8%	88.7	21.0%
Healthcare	39.4	11.6%	63.0	15.0%
Diversified insurance	14.7	4.3%	25.9	6.2%
Telecommunication services	14.6	4.3%	15.8	3.8%
Plastics Manufacturing	11.8	3.5%	12.7	3.0%
Utilities	7.1	2.1%	7.5	1.8%
IT consulting	2.2	0.6%	0.8	0.2%
Total(2)	$340.2	100.0%	$420.8	100.0%

____________

(1)      Reflects our equity investments in CLOs as of September 30, 2022, and December 31, 2021, respectively.

(2)      Totals may not sum due to rounding.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of September 30, 2022 and December 31, 2021, our portfolio had a weighted average grade of 2.2 and 2.1, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities and investments in CLOs are not graded.

As of September 30, 2022 and December 31, 2021, our debt investment portfolio was graded as follows:

($ in millions)		September 30, 2022
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	225.8	75.1%	192.9	83.8%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	46.9	15.6%	36.9	16.0%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status	27.8	9.3%	0.5	0.2%
	Total(1)	$300.6	100.0%	$230.3	100.0%

____________

(1)      Totals may not sum due to rounding.

($ in millions)		December 31, 2021
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche	256.3	86.1%	249.2	94.2%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche	14.7	4.9%	13.9	5.3%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status	26.9	9.0%	1.3	0.5%
	Total(1)	$297.8	100.0%	$264.5	100.0%

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

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three and nine months ended September 30, 2022 to the three and nine months ended September 30, 2021.

Investment Income

Investment income for the three months ended September 30, 2022 and September 30, 2021 was approximately $11.4 million and $9.8 million, respectively. Investment income for the nine months ended September 30, 2022 and September 30, 2021 was approximately $31.2 million and $27.0 million, respectively. The following tables set forth the components of investment income for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Interest Income
Stated interest income	$6,431,801	$4,314,099
Original issue discount and market discount income	193,920	183,518
Discount income derived from unscheduled remittances at par	179,618	29,897
Total interest income	$6,805,339	$4,527,514
Income from securitization vehicles and investments	$4,402,463	$5,071,854
Other income
Fee letters	$125,291	$112,323
Loan prepayment and bond call fees	—	—
All other fees	65,039	85,940
Total other income	$190,330	$198,263
Total investment income	$11,398,132	$9,797,631

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Interest Income
Stated interest income	$16,669,500	$11,286,252
Original issue discount and market discount income	666,603	548,820
Discount income derived from unscheduled remittances at par	393,923	516,868
Total interest income	$17,730,026	$12,351,940
Income from securitization vehicles and investments	$12,906,127	$13,849,299
Other income
Fee letters	$415,712	$333,193
Loan prepayment and bond call fees	—	300,000
All other fees	151,688	164,895
Total other income	$567,400	$798,088
Total investment income	$31,203,553	$26,999,327

The increase in total investment income for the three and nine months ended September 30, 2022 was primarily due to an increase in interest income.

The total principal value of debt investments excluding non-accrual as of September 30, 2022 and September 30, 2021 was approximately $272.7 million and $259.6 million, respectively. As of September 30, 2022, our debt investments had a range of stated interest rates of 6.37% and 12.73% and maturity dates of between 3 and 89 months compared to a range of stated interest rates of 3.83% to 10.25% and maturity dates between 2 and 91 months as of September 30, 2021. In addition, our total debt portfolio had a weighted average yield on debt investments of approximately 10.41% as of September 30, 2022, compared to approximately 7.49% as of September 30, 2021. As of September 30, 2022, three debt investments were on non-accrual status with a combined fair value of approximately $0.5 million and total principal value of approximately $27.8 million. As of September 30, 2021, three debt investments were on non-accrual status with a combined fair value of approximately $3.7 million and total principal value of approximately $26.5 million.

Income from securitization vehicles for the three months ended September 30, 2022 and September 30, 2021, was approximately $4.4 million and $5.1 million, respectively. Income from securitization vehicles for the nine months ended September 30, 2022 and September 30, 2021, was approximately $12.9 million and $13.8 million, respectively. The total principal outstanding on our investments in CLOs as of September 30, 2022 and September 30, 2021, was approximately $382.1 million and $370.1 million, respectively. The weighted average yield on CLO equity investments as of September 30, 2022 and September 30, 2021, was approximately 9.0% and 9.1%, respectively.

Operating Expenses

Total expenses for the three months ended September 30, 2022 and 2021, were approximately $5.8 million and $5.8 million, respectively. Total expenses for the nine months ended September 30, 2022 and 2021, were approximately $17.1 million and $15.4 million, respectively. These amounts consisted of base management fees, interest expense, professional fees, compensation expense, general and administrative expenses, and incentive fees. That increase for the nine months ended September 30, 2022 was primarily due to higher interest expense, partially offset by a decrease in professional fees.

The base management fee for the three months ended September 30, 2022 was approximately $1.4 million compared with $1.8 million for the three months ended September 30, 2021. The base management fee for the nine months ended September 30, 2022 was approximately $4.6 million compared with $4.6 million for the nine months ended September 30, 2021.

Interest expense for the three and nine months ended September 30, 2022, was approximately $3.1 million and $9.3 million, respectively, which primarily relates to our 5.50% unsecured notes due 2028 (the “5.50% Unsecured Notes”), 6.25% unsecured notes due 2026 (the “6.25% Unsecured Notes”) and 6.50% unsecured notes due 2024 (the “6.50% Unsecured Notes”), compared to interest expense of approximately $3.1 million and $7.4 million for the three and nine months ended September 30, 2021, respectively, which relates to our 5.50% Unsecured Notes, 6.25% Unsecured Notes and 6.50% Unsecured Notes. That increase for the nine months ended September 30, 2022 was attributable to the fact that the 5.50% Unsecured Notes were not outstanding prior to May 20, 2021.

Professional fees, consisting of legal, consulting, valuation, audit and tax fees, were approximately $417,000 for the three months ended September 30, 2022, compared to approximately $350,000 for the three months ended September 30, 2021. Professional fees were approximately $1.1 million for the nine months ended September 30, 2022, compared to approximately $1.6 million for the nine months ended September 30, 2021. That increase for the three months ended September 30, 2022 was primarily due to increased audit fees. That decrease for the nine months ended September 30, 2022 was primarily due to lower legal fees.

Compensation expense was approximately $235,000 for the three months ended September 30, 2022, compared to approximately $186,000 for the three months ended September 30, 2021. Compensation expense was approximately $689,000 for the nine months ended September 30, 2022, compared to approximately $551,000 for the nine months ended September 30, 2021. Compensation expense reflects the allocation of compensation expenses for the services of our Chief Financial Officer, accounting personnel, and other administrative support staff.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs, excise tax and other expenses, were approximately $691,000 for the three months ended September 30, 2022, compared to approximately $415,000 for the three months ended September 30, 2021. General and administrative expenses were approximately $1.4 million for the nine months ended September 30, 2022, compared to approximately $1.3 million for the nine months ended September 30, 2021. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

There was no net investment income incentive fee (“Net Investment Income Incentive Fee”) recorded for the three and nine months ended September 30, 2022 and 2021 due to the total return requirement. The Net Investment Income Incentive Fee is calculated and payable quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter exceeds (y) the “Preferred Return Amount” for the calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the Base Fee, expenses payable under the Administration Agreement with Oxford Funds, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Refer to “Note 7. Related Party Transactions” in the notes to our financial statements.

The expense attributable to the capital gains incentive fee (the “Capital Gains Incentive Fee”), as reported under GAAP, is calculated as if the Company’s entire portfolio had been liquidated at period end, and therefore is calculated on the basis of net realized and unrealized gains and losses at the end of each period. That expense (or the reversal of such an expense) related to that hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the three and nine months ended September 30, 2022, no accrual was required as a result of the impact of accumulated net unrealized depreciation and net realized losses on our portfolio.

The amount of the Capital Gains Incentive Fee which will actually be payable is determined in accordance with the terms of the Investment Advisory Agreement and is calculated as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). The terms of the Investment Advisory Agreement state that the Capital Gains Incentive Fee calculation is based on net realized gains, if any, offset by gross unrealized depreciation for the calendar year. No effect is given to gross unrealized appreciation in this calculation. For the three and nine months ended September 30, 2022 and 2021, such an accrual was not required under the terms of the Investment Advisory Agreement.

Realized and Unrealized Gains/Losses on Investments

For the three months ended September 30, 2022, we recognized net realized gains on investments of approximately $56,000, which reflects the sale of a CLO equity investment.

For the three months ended September 30, 2022, our net change in unrealized depreciation was approximately $16.8 million, composed of $2.3 million in gross unrealized appreciation, $19.4 million in gross unrealized depreciation and approximately $371,000 relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $3.9 million resulting from reductions to the cost value of our CLO equity investments representing the difference between distributions received, or entitled to be received, on our investments held in CLO equity subordinated notes and fee notes, of approximately $8.2 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $4.4 million. The most significant components of the net change in unrealized depreciation during the three months ended September 30, 2022, were as follows (in millions):

Portfolio Company	Changes in Unrealized Depreciation
Quest Software, Inc.	$(6.2)
ConvergeOne Holdings, Inc.	(4.9)
RSA Security, LLC	(1.0)
HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)	(0.9)
Nassau 2019-I Ltd.	(0.7)
Net all other	(3.0)
Total(1)	$(16.8)

____________

(1)      Totals may not sum due to rounding.

For the nine months ended September 30, 2022, we recognized net realized losses on investments of approximately $438,000, which reflects the sale of multiple CLO equity investments.

For the nine months ended September 30, 2022, our net change in unrealized depreciation was approximately $76.5 million, composed of $1.6 million in gross unrealized appreciation, $78.1 million in gross unrealized depreciation and approximately $8,000 relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $18.1 million resulting from reductions to the cost value of our CLO equity investments representing the difference between distributions received, or entitled to be received, on our investments held in CLO equity subordinated notes and fee notes, of approximately $30.9 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $12.8 million. The most significant components of the net change in unrealized depreciation during the nine months ended September 30, 2022, were as follows (in millions):

Portfolio Company	Changes in Unrealized Depreciation
Quest Software, Inc.	$(8.4)
Sound Point CLO XVI, Ltd.	(7.2)
ConvergeOne Holdings, Inc.	(6.9)
Octagon Investment Partners 49, Ltd.	(6.0)
Nassau 2019-I Ltd.	(4.6)
Net all other	(43.4)
Total	$(76.5)

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the three months ended September 30, 2022 and September 30, 2021 was approximately $5.6 million and $4.0 million, respectively. Net investment income for the nine months ended September 30, 2022 and September 30, 2021 was approximately $14.1 million and $11.6 million, respectively. That increase in net investment income was primarily due to an increase in interest income, partially offset by an increase in operating expenses and a decrease in income from securitization vehicles and investments.

For the three months and nine months ended September 30, 2022, the net increase in net assets resulting from net investment income per common share was $0.11 and $0.28 (basic and diluted), compared to the net increase in net assets resulting from net investment income per share of $0.08 and $0.23 (basic and diluted) for the three and nine months ended September 30, 2021. The per share increase was primarily due to an increase in interest income, partially offset by an increase in operating expenses and a decrease in income from securitization vehicles and investments.

Net (Decrease)/Increase in Net Assets Resulting from Operations

Net decrease in net assets resulting from operations for the three months ended September 30, 2022 was approximately $11.1 million compared with a net increase in net assets resulting from operations of approximately $11.3 million for the three months ended September 30, 2021.

Net decrease in net assets resulting from operations for the nine months ended September 30, 2022 was approximately $62.8 million compared with a net increase in net assets resulting from operations of approximately $39.6 million for the nine months ended September 30, 2021.

For the three months ended September 30, 2022, the net decrease in net assets resulting from operations per common share was $0.22 (basic and diluted), compared to a net increase in net assets resulting from operations per share of $0.23 (basic and diluted) for the three months ended September 30, 2021. For the nine months ended September 30, 2022, the net decrease in net assets resulting from operations per common share was $1.26 (basic and diluted), compared to a net increase in net assets resulting from operations per share of $0.80 (basic and diluted) for the nine months ended September 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2022, cash and cash equivalents were approximately $14.4 million as compared to approximately $9.0 million as of December 31, 2021. For the nine months ended September 30, 2022, net cash provided by operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $18.8 million, largely reflecting purchases of investments of approximately $78.2 million, partially offset by proceeds from principal repayments and sales of investments of approximately $64.4 million. For the nine months ended September 30, 2022, net cash used in financing activities was approximately $13.4 million, primarily reflecting the payment of distributions.

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2022, is as follows:

Contractual obligations (in millions)	Payments Due by Period
	Principal Amount	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
6.50% Unsecured Notes	$64.4	$—	$64.4	$—	$—
6.25% Unsecured Notes	44.8	—	—	44.8	—
5.50% Unsecured Notes	80.5	—	—	—	80.5
	$189.7	$—	$64.4	$44.8	$80.5

Refer to “Note 6. Borrowings” in the notes to our financial statements.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into a variety of undertakings containing a variety of warranties and indemnifications that may expose us to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote. As of September 30, 2022, we did not have any commitments to purchase additional investments.

Share Issuance Program

On August 1, 2019, we entered into an Equity Distribution Agreement with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $150.0 million of the Company’s common stock through an At-the-Market (“ATM”) offering. For the three and nine months ended September 30, 2022 and 2021, we did not sell any shares of common stock pursuant to the ATM offering.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, as of September 30, 2022, we were only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 150%, immediately after such borrowing. As of September 30, 2022 and December 31, 2021, our asset coverage for borrowed amounts was approximately 186% and 227%, respectively.

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

The weighted average stated interest rate and weighted average maturity on all of the Company’s debt outstanding as of September 30, 2022, were 6.02% and 3.8 years, respectively, and as of December 31, 2021, were 6.02% and 4.6 years, respectively.

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

For the quarter ended September 30, 2022, management estimated that there was no tax return of capital. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure stockholders that they will receive any distributions.

The following table reflects common stock distributions (including cash distributions and distributions reinvested), as declared by our Board, since the beginning of the 2021 fiscal year:

Date Declared	Record Date	Payment Date	Total Distributions	GAAP Net Investment Income			Distributions in Excess of/(Less than) GAAP Net Investment Income(1)
Fiscal 2023(1)
October 20, 2022	March 17, 2023	March 31, 2023	$0.035	$	N/A		$—
October 20, 2022	February 14, 2023	February 28, 2023	0.035		N/A		—
October 20, 2022	January 17, 2023	January 31, 2023	0.035		N/A		—
Total (First Quarter 2023)			0.105		—	(3)	—

Fiscal 2022(1)
July 21, 2022	December 16, 2022	December 30, 2022	$0.035	$	N/A		$—
July 21, 2022	November 16, 2022	November 30, 2022	0.035		N/A		—
July 21, 2022	October 17, 2022	October 31, 2022	0.035		N/A		—
Total (Fourth Quarter 2022)			0.105		—	(3)	—

April 21, 2022	September 16, 2022	September 30, 2022	$0.035	$	N/A		$—
April 21, 2022	August 17, 2022	August 31, 2022	0.035		N/A		—
April 21, 2022	July 15, 2022	July 29, 2022	0.035		N/A		—
Total (Third Quarter 2022)			0.105		0.11	(3)	(0.01)

March 1, 2022	June 16, 2022	June 30, 2022	$0.035	$	N/A		$—
March 1, 2022	May 17, 2022	May 31, 2022	0.035		N/A		—
March 1, 2022	April 15, 2022	April 29, 2022	0.035		N/A		—
Total (Second Quarter 2022)			0.105		0.09		0.02

October 22, 2021	March 17, 2022	March 31, 2022	$0.035	$	N/A		$—
October 22, 2021	February 14, 2022	February 28, 2022	0.035		N/A		—
October 22, 2021	January 17, 2022	January 31, 2022	0.035		N/A		—
Total (First Quarter 2022)			0.105		0.09		0.02

Fiscal 2021(1)
July 22, 2021	December 17, 2021	December 31, 2021	$0.035	$	N/A		$—
July 22, 2021	November 16, 2021	November 30, 2021	0.035		N/A		—
July 22, 2021	October 15, 2021	October 29, 2021	0.035		N/A		—
Total (Fourth Quarter 2021)			0.105		0.09		0.02

April 22, 2021	September 16, 2021	September 30, 2021	$0.035	$	N/A		$—
April 22, 2021	August 17, 2021	August 31, 2021	0.035		N/A		—
April 22, 2021	July 16, 2021	July 30, 2021	0.035		N/A		—
Total (Third Quarter 2021)			0.105		0.08		0.02

February 23, 2021	June 16, 2021	June 30, 2021	$0.035	$	N/A		$—
February 23, 2021	May 14, 2021	May 28, 2021	0.035		N/A		—
February 23, 2021	April 16, 2021	April 30, 2021	0.035		N/A		—
Total (Second Quarter 2021)			0.105		0.06		0.05

October 22, 2020	March 17, 2021	March 31, 2021	$0.035	$	N/A		$—
October 22, 2020	February 12, 2021	February 26, 2021	0.035		N/A		—
October 22, 2020	January 15, 2021	January 29, 2021	0.035		N/A		—
Total (First Quarter 2021)			0.105		0.10		—
Total (2021)			$0.42		$0.32	(2)	$0.10	(2)

_________

(1)      The tax characterization of cash distributions for the years ending December 31, 2023 and December 31, 2022, and year ended December 31, 2021 will not be known until the tax return for such years are finalized. For the years ending December 31, 2023 and December 31, 2022, and year ended December 31, 2021, the amounts and sources of distributions reported are only estimates and are not being provided for U.S. tax reporting purposes. The final determination of the source of all distributions in 2023, 2022, and 2021 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

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

RECENT DEVELOPMENTS

The following distributions payable to stockholders are shown below:

Date Declared	Record Date	Payable Dates	Per Share Distribution Amount Declared
July 21, 2022	October 17, 2022	October 31, 2022	$0.035
July 21, 2022	November 16, 2022	November 30, 2022	$0.035
July 21, 2022	December 16, 2022	December 30, 2022	$0.035
October 20, 2022	January 17, 2023	January 31, 2023	$0.035
October 20, 2022	February 14, 2023	February 28, 2023	$0.035
October 20, 2022	March 17, 2023	March 31, 2023	$0.035

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates. As of September 30, 2022, all debt investments in our portfolio were at variable interest rates, representing approximately $300.6 million in principal debt. As of September 30, 2022, three of our variable rate investments were on non-accrual status, all of which are invested in the same portfolio company. The variable rates are generally based upon the five-year U.S. Department of Treasury note, the Prime rate, SOFR, or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain interest rate floors.

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

Based on our Statements of Assets and Liabilities as of September 30, 2022, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates for our settled investments (considering interest rate floors for floating rate instruments), excluding CLO equity investments. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2022. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2022, and are only adjusted for assumed changes in the underlying base interest rates. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

Hypothetical Change in Base Rates	Estimated Percentage Change in Investment Income
Up 300 basis points	17.9%
Up 200 basis points	12.0%
Up 100 basis points	6.0%
Down 25 basis points	(1.5)%
Down 50 basis points	(3.0)%
Down 100 basis points	(6.0)%

ITEM 4.    CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factors set forth below, there have been no material changes known to us during the nine months ended September 30, 2022, to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.

We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

The current U.S. presidential administration has announced a number of tax law changes that include, among others, a minimum tax on book income and profits of certain multinational corporations. Such legislative changes, any other significant changes in economic or tax policy and/or government programs, as well as any future such changes could have a material adverse impact on us and on our investments.

For example, on August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 which includes changes to the U.S. corporate income tax system, including a 15% minimum tax based on “adjusted financial statement income” for certain large corporations which will not be effective until fiscal year 2024 and a 1% excise tax on share repurchases after December 31, 2022. We are currently assessing the potential impact of these legislative changes.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Equity Securities

While we did not engage in unregistered sales of equity securities during the three months ended September 30, 2022, we issued 38,914 shares of common stock under our distribution reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value for the shares of common stock issued under the distribution reinvestment plan during the three months ended September 30, 2022 was approximately $128,000.

Issuer Purchases of Equity Securities

During the three months ended September 30, 2022, no common stock was repurchased by the Company.

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

OXFORD SQUARE CAPITAL CORP.
Date: November 7, 2022	By:	/s/ Jonathan H. Cohen
Jonathan H. Cohen
Chief Executive Officer
(Principal Executive Officer)
Date: November 7, 2022	By:	/s/ Bruce L. Rubin
Bruce L. Rubin
Chief Financial Officer
(Principal Accounting Officer)