Form 10-K
period 2022-12-31
Oxford Square Capital Corp.
filed 2023-03-23
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________________

FORM 10-K

_______________________________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒.

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2022, based on the closing price on that date of $3.64 on the NASDAQ Global Select Market, was $163,499,514. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 49,871,062 shares of the Registrant’s common stock outstanding as of March 17, 2023.

OXFORD SQUARE CAPITAL CORP.
FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2022

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

We also purchase portions of equity and junior debt tranches of CLO vehicles. Substantially all of the CLO vehicles in which we may invest would be deemed to be investment companies under the 1940 Act but for the exceptions set forth in section 3(c)(1) or section 3(c)(7). Other than CLO vehicles, we do not intend to invest, and we would be limited to 15% of our net assets if we did invest, in any types of entities that rely on the exceptions set forth in section 3(c)(1) or section 3(c)(7) of the 1940 Act. Structurally, CLO vehicles are entities that are formed to originate and or acquire a portfolio of loans. The loans within the CLO vehicle are limited to loans which meet established credit criteria and are subject to concentration limitations in order to limit a CLO vehicle’s exposure to a single credit. A CLO vehicle is formed by raising various classes or “tranches” of debt (with the most senior tranches being rated “AAA” to the most junior tranches typically being rated “BB” or “B”) and equity. The tranches of CLO vehicles rated “BB” or “B” may be referred to as “junk.” The equity of a CLO vehicle is generally required to absorb the CLO’s losses before any of the CLO’s other tranches, yet it also has the lowest level of payment priority among the CLO’s tranches; therefore, the equity is typically the riskiest of CLO investments which, if it were rated, may also be referred to as “junk.” We primarily focus on investing in the junior tranches and the equity of CLO vehicles. The CLO vehicles which we focus on are collateralized primarily by senior secured loans made to companies whose debt is unrated or is rated below investment grade, and generally have very little or no direct exposure to real estate, mortgage loans or to pools of consumer-based debt, such as credit card receivables or auto loans. However, there can be no assurance that the collateral securing such senior secured loans would satisfy all of the unpaid principal and interest of our investment in the CLO vehicle in the event of default and the junior tranches, especially the equity tranches, of CLO vehicles are the last tranches to be paid, if at all, in the event of a default. Our investment strategy may also include warehouse facilities, which are early stage CLO vehicles intended to aggregate loans that may be used to form the basis of a traditional CLO vehicle.

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

ATM Offering

On August 1, 2019, we entered into an Equity Distribution Agreement with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $150.0 million of our common stock through an At-the-Market (“ATM”) offering. We did not sell any shares of common stock pursuant to the ATM during the year ended December 31, 2022.

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

MARKET OVERVIEW AND OPPORTUNITY

The broader corporate loan and CLO equity markets were volatile in 2022. Significant weakness during the first half of 2022 was followed by a small improvement during the second half of 2022. During the first half of 2022, the S&P/LSTA Leveraged Loan Index decreased from a price of 98.64% at the end of December 2021 to 92.16% at the end of June 2022. During this period, lower credit quality loans underperformed higher credit quality loans. The S&P/LSTA Leveraged Loan Index ended the year at a price of 92.44%, with lower credit quality loans continuing to underperform higher credit quality loans during the second half of 2022. For the full year, BB rated loan prices decreased 1.66%, B rated loan prices decreased 6.58%, and CCC rated loan prices decreased 19.01%. We believe that the loan market’s performance during 2022 was driven by macroeconomic uncertainty as well as significant investment outflows from the loan and CLO asset classes. Moreover, loan market credit quality deteriorated during 2022 as exhibited by an increase in default rates to 0.72% at the end of 2022 versus 0.29% at the end of 2021. This environment presented corporate loan and CLO managers with the opportunity to buy performing assets in the primary and secondary loan markets with sufficient risk adjusted returns, ultimately accruing to the benefit of loan and CLO investments. Additionally, as we execute our corporate loan strategy of focusing primarily on small to medium size broadly syndicated loans, narrowly syndicated loans and private deals, through purchases in both the primary and secondary markets, we remain mindful of maintaining overall portfolio liquidity. We believe this strategy allows us to maintain corporate debt investments which have sufficient liquidity in order to take advantage of market opportunities.

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

•        Joseph Kupka is a Managing Director of Oxford Square Management, and also holds the same position at Oxford Lane Management, the investment adviser to Oxford Lane Capital Corp. and Oxford Gate Management, LLC, the investment adviser to the Oxford Gate Funds and Oxford Bridge II, LLC. Previously, he worked as a risk analyst for First Equity Card Corporation. Mr. Kupka received a B.S. in Mechanical Engineering from the University of Pennsylvania, where he was the Abel and Bernstein Class of 1945 Scholarship Recipient.

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
• Diversified Insurance

During the fiscal year ended December 31, 2022, we purchased approximately $84.2 million of investments, comprised of approximately $57.0 million in senior secured notes and $27.2 million in CLO equity. As a percentage of fair value of the total invested portfolio as of December 31, 2022, our portfolio was invested approximately 67.2% in senior secured notes, 31.4% in CLO equity, and 1.4% in equity and other investments.

TEN LARGEST PORTFOLIO INVESTMENTS AS OF DECEMBER 31, 2022

Our ten largest portfolio company investments as of December 31, 2022, based on the combined fair value of the debt and equity securities (including CLO side letter related investments) we hold in each portfolio company, were as follows:

Portfolio Company	Industry	Cost(1)	December 31, 2022
			($ in millions)
			Fair Value(1)	Fair Value Percentage of Total Portfolio(1)
Dryden 43 Senior Loan Fund	Structured Finance	$28.8	$25.0	8.0%
Carlyle Global Market Strategies CLO 2021-6, Ltd.	Structured Finance	22.1	16.3	5.2%
Access CIG, LLC	Business Services	16.8	14.7	4.7%
Affinion Insurance Solutions, Inc. (f/k/a AIS Intermediate, LLC)	Diversified Insurance	14.9	14.7	4.7%
Quest Software, Inc.	Software	22.7	14.3	4.6%
Octagon Investment Partners 49, Ltd.	Structured Finance	20.5	14.0	4.5%
Dodge Data & Analytics, LLC	Software	19.7	13.8	4.4%
OMNIA Partners, Inc.	Business Services	13.8	13.5	4.3%
Magenta Buyer, LLC (f/k/a McAfee Enterprise)	Software	16.8	13.4	4.3%
HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)	Healthcare	18.8	13.2	4.2%
		$194.8	$153.0	48.7%

____________

(1)      Totals may not sum due to rounding.

For a description of the factors relevant to the changes in the value of the above portfolio investments for the year ended December 31, 2022, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Grading.”

Set forth below are descriptions of the ten largest portfolio investments as of December 31, 2022:

Dryden 43 Senior Loan Fund

Dryden 43 Senior Loan Fund is a collateralized loan obligation investing primarily in U.S.-based senior secured loans. As of December 31, 2022, approximately $47.3 million remained outstanding on our investment.

Carlyle Global Market Strategies CLO 2021-6, Ltd.

Carlyle Global Market Strategies CLO 2021-6, Ltd. is a collateralized loan obligation investing primarily in U.S.-based senior secured loans. As of December 31, 2022, approximately $29.6 million remained outstanding on our investment.

Access CIG, LLC

Access CIG, LLC is a records and documents storage firm. As of December 31, 2022, approximately $16.8 million remained outstanding on our investment in the second lien notes.

Affinion Insurance Solutions, Inc. (f/k/a AIS Intermediate, LLC)

Affinion Insurance Solutions, Inc. is an insurance company that offers insurance, value-added checking programs, customer acquisition solutions, data analysis, multi-channel marketing, direct mail, and online marketing services. As of December 31, 2022, approximately $15.2 million remained outstanding on our investment in the first lien notes.

Quest Software, Inc.

Quest Software, Inc. is an infrastructure software provider. They have five main product/service offerings: platform management, information management, identity management, data protection, and endpoint management. As of December 31, 2022, approximately $3.0 million and $20.0 million remained outstanding on our investment in the first lien notes and second lien notes, respectively.

Octagon Investment Partners 49, Ltd.

Octagon Investment Partners 49, Ltd. is a collateralized loan obligation investing primarily in U.S.-based senior secured loans. As of December 31, 2022, approximately $28.9 million remained outstanding on our investment.

Dodge Data & Analytics, LLC

Dodge Data & Analytics, LLC provides software solutions. They offer analytics and software-based workflow integration solutions for the construction industry. As of December 31, 2022, approximately $5.0 million and $15.0 million remained outstanding on our investment in the first lien notes and second lien notes, respectively.

OMNIA Partners, Inc.

OMNIA Partners, Inc. provides procurement and supply chain management services. They specialize in commodities, engineered components, raw materials, and other supplies. As of December 31, 2022, approximately $13.8 million remained outstanding on our investment in the second lien notes.

Magenta Buyer, LLC (f/k/a McAfee Enterprise)

Magenta Buyer, LLC provides cyber security services. The Company offers antivirus, cloud, and endpoint security solutions which protects consumers, enterprises, and governments from cyberattacks. As of December 31, 2022, approximately $2.0 million and $15.0 million remained outstanding on our investment in the first lien notes and second lien notes, respectively.

HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)

HealthChannels, Inc. is a health-care company that offers clerical support services, including electronic medical record documentation, patient engagement, and medical coding to improve clinical outcomes. As of December 31, 2022, approximately $19.0 million remained outstanding on our investment in the first lien notes.

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

a.For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter minus our operating expenses for the quarter (including the Base Fee, expenses payable under our administration agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest, and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

b.      Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to one-fourth of an annual “hurdle rate.” The annual hurdle rate is determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rates for the 2022, 2021 and 2020 calendar years, calculated as of December 31, were approximately 6.26%, 5.36%, and 6.69%, respectively, under the terms of the Investment Advisory Agreement. Our net investment income (to the extent not distributed to our shareholders) used to calculate the Net Investment Income Incentive Fee was also included in the amount of our gross assets used to calculate the 2.00% Base Fee.

c.      The operation of the incentive fee with respect to our Pre-Incentive Fee Net Investment Income for each quarter is as follows:

i.       no incentive fee was payable to Oxford Square Management in any calendar quarter in which our Pre-Incentive Fee Net Investment Income did not exceed one fourth of the annual hurdle rate (approximately 6.26% for the 2022 calendar year).

ii.      20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds one-fourth of the annual hurdle rate (approximately 6.26% for the 2022 calendar year) in any calendar quarter was payable to Oxford Square Management (i.e., once the hurdle rate is reached, 20% of all Pre-Incentive Fee Net Investment Income thereafter was allocated to Oxford Square Management).

3)      Capital Gains Incentive Fee.    The “Capital Gains Incentive Fee,” is determined as described above.

For more information about the calculation of the advisory fee under the Investment Advisory Agreement prior to effectiveness of the 2016 Fee Waiver, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Calculation of Fees under the 2016 Fee Waiver.    Following the effectiveness of the 2016 Fee Waiver, a second set of calculations is applied each quarter, and, if (and only if) those calculations result in a lower total advisory fee (i.e., the combination of the Base Fee and any incentive fees), they are used to calculate the total advisory fee payable to Oxford Square Management for a particular quarter. No individual element of those calculations is applicable by itself — only the totality of those calculations is considered. Generally, and as described in greater detail below, under the second set of calculations provided for by the 2016 Fee Waiver:

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

____________

(1)      Represents 1.50% annualized Base Fee.

Example 2: Capital Gains Portion of Incentive Fee (*)

Capital Gains Incentive Fee = 20% × Incentive Fee Capital Gains (i.e., our realized capital gains for each calendar year, computed net of all realized capital losses and unrealized capital depreciation for that calendar year).

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

Payment of our Expenses

Our primary operating expenses are: (i) the payment of advisory fees under the Investment Advisory Agreement, and (ii) the allocable portion of overhead and various other expenses incurred by Oxford Funds on our behalf, including rent and the provision of personnel and facilities. Our investment advisory fee compensates Oxford Square Management for acting as our investment adviser, managing the investment and reinvestment of our assets, and, specifically for its work in identifying, evaluating, negotiating, executing and servicing our investments. We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

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

•        fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums; and

•        direct costs such as printing, mailing, long distance telephone, staff, rent, independent audits and outside legal costs and all other expenses incurred by either Oxford Funds or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by Oxford Funds on our behalf under the Administration Agreement, including a portion of the rent and the compensation and related expenses of our Chief Financial Officer, our accounting support staff and other administrative support personnel. Related expenses include but are not limited to employee benefit costs, payroll taxes and travel and training expenses. The costs associated with the functions performed by our Chief Compliance Officer are paid by us pursuant to the terms of an agreement between the Company and ACA Group, a compliance consulting firm.

All of these expenses are ultimately borne by our common stockholders.

All personnel of our investment adviser when and to the extent engaged in providing investment advisory services, and the compensation and related expenses of such personnel allocable to such services, will be provided and paid for by Oxford Funds, the investment adviser’s managing member.

Duration and Termination

Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act. On April 21, 2022, the Board of Directors re-approved the Investment Advisory Agreement at an in-person meeting. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. Refer to “Item 1A. Risk Factors — Risks relating to our business and structure — We are dependent upon Oxford Square Management’s key management personnel for our future success, particularly Jonathan H. Cohen and Saul B. Rosenthal.”

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

ADMINISTRATION AGREEMENT

Pursuant to a separate Administration Agreement, Oxford Funds furnishes us with office facilities, together with equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, Oxford Funds also performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Oxford Funds assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are based upon our allocable portion of overhead and other expenses incurred by Oxford Funds on our behalf under the Administration Agreement, including a portion of the rent and the compensation of our Chief Financial Officer, our accounting support staff and other administrative support personnel. We also reimburse Oxford Funds for the costs associated with the functions performed by our Chief Compliance Officer that Oxford Funds pays on our behalf pursuant to the terms of an agreement between us and ACA Group. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

•        There is a risk that investors in our equity securities will not receive distributions or that our distributions will not grow over time and a portion of our distributions could be a return of capital.

•        We may choose to pay distributions in our own common stock, in which case, our stockholders may be required to pay U.S. federal income taxes in excess of the cash distributions they receive.]

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

EMPLOYEES

We have no employees. Our day-to-day investment operations are managed by Oxford Square Management. In addition, we reimburse Oxford Funds for an allocable portion of expenses incurred by it on our behalf under the Administration Agreement, including a portion of the rent and the compensation of our Chief Financial Officer, accounting staff and other administrative support personnel. We will also pay the costs associated with the functions performed by our Chief Compliance Officer under the terms of an agreement between the Company and ACA Group.

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

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not “interested persons,” as that term is defined in Section 2(a)(19) the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to the company or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

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

Compliance Policies and Procedures

We and Oxford Square Management have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation, and to designate a Chief Compliance Officer to be responsible for administering the policies and procedures.

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

Proxy Policies

Oxford Square Management will vote proxies relating to our portfolio securities in the best interests of our stockholders. Oxford Square Management will review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by us. Although Oxford Square Management will generally vote against proposals that may have a negative impact on our portfolio securities, it may vote for such a proposal if there exist compelling long-term reasons to do so. Oxford Square Management will abstain from voting only in unusual circumstances and where there is a compelling reason to do so.

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
	Assumed total return on our portfolio (net of expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to stockholder(1)	(32.6)%	(20.7)%	(8.9)%	2.9%	14.7%

____________

(1)      Assumes $328.0 million in total assets and $189.7 million in total debt principal outstanding, which reflects our total assets and total debt outstanding as of December 31, 2022, and a cost of funds of approximately 6.5%.

Our portfolio must have an annual return of at least 3.8% in order to cover the annual interest payments on our current borrowings.

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

Common Stock

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board of Directors determines that such sale is in the best interests of the Company and its stockholders, and our stockholders approve such sale.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 49,871,062 shares are issued and outstanding as of March 17, 2023. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to distributions and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by our Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

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

Through comprehensive new global regulatory regimes impacting derivatives (e.g., the Dodd-Frank Act, European Market Infrastructure Regulation (“EMIR”), Markets in Financial Investments Regulation (“MIFIR”)/Markets in Financial Instruments Directive (“MIFID II”)), certain over-the-counter derivatives transactions in which we may engage are either now or will soon be subject to various requirements, such as mandatory central clearing of transactions which include additional margin requirements and in certain cases trading on electronic platforms, pre-and post-trade transparency reporting requirements and mandatory bi-lateral exchange of initial margin for non-cleared swaps. The Dodd-Frank Act also created new categories of regulated market participants, such as “swap dealers,” “security-based swap dealers,” “major swap participants,” and “major security-based swap participants” who are subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements. The European Unions (“EU”) and some other jurisdictions are implementing similar requirements. Because these requirements are new and evolving (and some of the rules are not yet final), their ultimate impact remains unclear. However, even if the Company itself is not located in a particular jurisdiction or directly subject to the jurisdiction’s derivatives regulations, we may still be impacted to the extent we enter into a derivatives transaction with a regulated market participant or counterparty that is organized in that jurisdiction or otherwise subject to that jurisdiction’s derivatives regulations.

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

There are significant potential conflicts of interest between the Company and its management team.

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

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of the Company or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our Board of Directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increases the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increases the difficulty of consummating such a transaction. The SEC staff has rescinded its position that, under the 1940 Act, an investment company may not avail itself of the Maryland Control Share Acquisition Act. As a result, we may amend our bylaws to be subject to the Maryland Control Share Act if our Board of Directors determines it would be in our best interest.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against such company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space. While we are currently not subject to any securities litigation, due to the volatility of our stock price and for a variety of other reasons, we may in the future become the target of additional securities litigation and the subject of additional shareholder activism. If at any time our current Investment Advisory Agreement is terminated we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline.

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

For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as original issue discount (“OID”), which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. In addition, we may be required to accrue for U.S. federal income tax purposes amounts attributable to our investment in CLOs that may differ from the distributions received in respect of such investments. We also may be required to include in income certain other amounts that we will not receive in cash.

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

We are subject to risks associated with the discontinuation of LIBOR, which will affect our cost of capital and net investment income.

In July 2017, the Financial Conduct Authority (“FCA”) announced its intention to cease sustaining the London Inter-Bank Offered Rate (“LIBOR”) by the end of 2021.

As of January 1, 2022, USD LIBOR is available in five settings (overnight, one-month, three-month, six-month and 12-month). The ICE Benchmark Administration (“IBA”) has stated that it will cease to publish all remaining USD LIBOR settings immediately following their publication on June 30, 2023. As of January 1, 2022, all non-USD LIBOR reference rates in all settings ceased to be published.

In April 2018, the New York Federal Reserve Bank began publishing its alternative rate, the Secured Overnight Financing Rate (“SOFR”). The Bank of England followed suit in April 2018 by publishing its proposed alternative rate, the Sterling Overnight Index Average (“SONIA”). Each of SOFR and SONIA significantly differ from LIBOR, both in the actual rate and how it is calculated, and therefore it is unclear whether and when markets will adopt either of these rates as a widely accepted replacement for LIBOR.

Since the first quarter of 2022, a majority of our new investments are indexed to SOFR; however we have material contracts that are indexed to LIBOR. Certain contracts have an orderly market transition already in process; however, other contracts, will need to be renegotiated to replace LIBOR with an alternative reference rate. In addition, the transition from LIBOR to SOFR, SONIA or another alternative reference rate may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business.

We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.

General interest rate fluctuations may have a substantial negative impact on our investments and our investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income.

In an effort to combat inflation, the U.S. Federal Reserve has increased the federal funds rate in 2022 and is widely expected to further increase the federal funds rate in 2023. Because we will borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In this period of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, which could result in an increase to our net investment income. Conversely, if interest rates decrease, we may earn less interest income from investments and our cost of funds will also decrease, which could result in lower net investment income. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to us. Also, an increase in interest rates available to investors could make an investment in our shares less attractive if we are not able to pay dividends at a level that provides a similar return, which could reduce the value of our shares.

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

In October 2014, six federal agencies (the Federal Deposit Insurance Corporation, or the “FDIC,” the Comptroller of the Currency, the Federal Reserve Board, the SEC, the Department of Housing and Urban Development and the Federal Housing Finance Agency) adopted joint final rules implementing certain credit risk retention requirements contemplated in Section 941 of the Dodd-Frank Act (“Final U.S. Risk Retention Rules”). These rules were published in the Federal Register on December 24, 2014. With respect to the regulation of CLOs, the Final U.S. Risk Retention Rules require that the “sponsor” or a “majority owned affiliate” thereof (in each case as defined in the rules), will retain an “eligible vertical interest” or an “eligible horizontal interest” (in each case as defined therein) or any combination thereof in the CLO in the manner required by the Final U.S. Risk Retention Rules.

The Final U.S. Risk Retention Rules became fully effective on December 24, 2016, and to the extent applicable to CLOs in which the Company invests, the Final U.S. Risk Retention Rules contain provisions that may adversely affect the return of the Company’s investments. On February 9, 2018, a three-judge panel of the United States Court of Appeals for the District of Columbia Circuit (the “DC Circuit Court”) rendered a decision in The Loan Syndications and Trading Association v. Securities and Exchange Commission and Board of Governors of the Federal Reserve System, No. 1:16-cv-0065, in which the DC Circuit Court held that open market CLO collateral managers are not “securitizers” subject to the requirements of the Final U.S. Risk Retention Rules (the “DC Circuit Ruling”). Thus, collateral managers of open market CLOs are no longer required to comply with the Final U.S. Risk Retention Rules at this time. As such, it is possible that some collateral managers of open market CLOs will decide to dispose of the securities (or cause their majority owned affiliates to dispose of the securities) constituting the “eligible vertical interest” or “eligible horizontal interest” they were previously required to retain or take other actions with respect to such securities that is not otherwise prohibited by the Final U.S. Risk Retention Rules. To the extent either the underlying collateral manager or its majority-owned affiliate divests itself of such securities, or to the extent none of the underlying collateral manager or its affiliates holds any CLO securities in any event, this will reduce the degree to which the relevant collateral manager’s incentives are aligned with those of the holders of the CLO debt or equity (which may include the Company as a CLO investor). This could influence the way in which the relevant collateral manager manages the CLO assets and/or makes other decisions under the transaction documents related to the CLO in a manner that is adverse to the Company.

There can be no assurance or representation that any of the transactions, structures or arrangements currently under consideration by or currently used by CLO market participants will comply with the Final U.S. Risk Retention Rules to the extent such rules are reinstated or otherwise become applicable to open market CLOs. The ultimate impact of the Final U.S. Risk Retention Rules on the loan securitization market and the leveraged loan market generally remains uncertain, and any negative impact on secondary market liquidity for securities comprising a CLO may be experienced due to the effects of the Final U.S. Risk Retention Rules on market expectations or uncertainty, the relative appeal of other investments not impacted by the Final U.S. Risk Retention Rules and other factors.

The securitization industry in both EU and the United Kingdom (“UK”) has also undergone a number of significant changes in the past few years. Regulation (EU) 2017/2402 relating to a European framework for simple, transparent and standardized securitization (as amended by Regulation (EU) 2021/557 and as further amended from time to time, the “EU Securitization Regulation”) applies to certain specified EU investors, and Regulation (EU) 2017/2402 relating to a European framework for simple, transparent and standardised securitization in the form in effect on 31 December 2020 (which forms part of UK domestic law by virtue of the European Union (Withdrawal) Act 2018 (as amended, the “EUWA”)) (as amended by the Securitization (Amendment) (EU Exit) Regulations 2019 and as further amended from time to time, the “UK Securitization Regulation” and, together with the EU Securitization Regulation, the “Securitization Regulations”) applies to certain specified UK investors, in each case, who are investing in a “securitization” (as such term is defined under each Securitization Regulation).

The due diligence requirements of Article 5 of the EU Securitization Regulation (the “EU Due Diligence Requirements”) apply to each investor that is an “institutional investor” (as such term is defined in the EU Securitization Regulation), being an investor which is one of the following: (a) an insurance undertaking as defined in Directive 2009/138/EC of the European Parliament and of the Council of 25 November 2009 on the taking-up and pursuit of the business of Insurance and Reinsurance (Solvency II) (recast) (“Solvency II”); (b) a reinsurance undertaking as defined in Solvency II; (c) subject to certain conditions and exceptions, an institution for occupational retirement provision falling within the scope of Directive (EU) 2016/2341 of the European Parliament and of the Council of 14 December 2016 on the activities and supervision of institutions for occupational retirement provision (IORPs) (the “IORP Directive”), or an investment manager or an authorized entity appointed by an institution for occupational retirement provision pursuant to the IORP Directive; (d) an alternative investment fund manager (“AIFM”) as defined in Directive 2011/61/EU of the European Parliament and of the Council of 8 June 2011 on Alternative Investment Fund Managers that manages and/or markets alternative investment funds in the EU; (e) an undertaking for the collective investment in transferable securities (“UCITS”) management company, as defined in Directive 2009/65/EC of the European Parliament and of the Council of 13 July 2009 on the coordination of laws, regulations and administrative provisions relating to undertakings for collective investment in transferable securities (UCITS) (the “UCITS Directive”); (f) an internally managed UCITS, which is an investment company authorized in accordance with the UCITS Directive and which has not designated a management company authorized under the UCITS Directive for its management; or (g) a credit institution as defined in Regulation (EU) No 575/2013 of the European Parliament and of the Council of 26 June 2013 on prudential requirements for credit institutions and investment firms (the “CRR”) for the purposes of the CRR, or an investment firm as defined in the CRR, in each case, such investor an “EU Institutional Investor”.

The due diligence requirements of Article 5 of the UK Securitization Regulation (the “UK Due Diligence Requirements” and, together with the EU Due Diligence Requirements, the “Due Diligence Requirements”) apply to each investor that is an “institutional investor” (as such term is defined in the UK Securitization Regulation), being an investor which is one of the following: (a) an insurance undertaking as defined in the Financial Services and Markets Act 2000 (as amended, the “FSMA”); (b) a reinsurance undertaking as defined in the FSMA; (c) an occupational pension scheme as defined in the Pension Schemes Act 1993 that has its main administration in the UK, or a fund manager of such a scheme appointed under the Pensions Act 1995 that, in respect of activity undertaken pursuant to that appointment, is authorized under the FSMA; (d) an AIFM (as defined in the Alternative Investment Fund Managers Regulations 2013 (the “AIFM Regulations”)) which markets or manages AIFs (as defined in the AIFM Regulations) in the UK; (e) a management company as defined in the FSMA; (f) a UCITS as defined by the FSMA, which is an authorized open ended investment company as defined in the FSMA; (g) a FCA investment firm as defined by the CRR as it forms part of UK domestic law by virtue of EUWA (the “UK CRR”); or (h) a CRR investment firm as defined in the UK CRR, in each case, such investor a “UK Institutional Investor” and, such investors together with EU Institutional Investors, “Institutional Investors”.

Among other things, the applicable Due Diligence Requirements require that prior to holding a “securitization position” (as defined in each Securitization Regulation) an Institutional Investor (other than the originator, sponsor or original lender) has verified that:

(1)    the originator, sponsor or original lender will retain on an ongoing basis a material net economic interest which, in any event, shall be not less than five per cent. in the securitization, determined in accordance with Article 6 of the applicable Securitization Regulation, and has disclosed the risk retention to such Institutional Investor;

(2)    (in the case of each EU Institutional Investor only) the originator, sponsor or securitization special purpose entity (“SSPE”) has, where applicable, made available the information required by Article 7 of the EU Securitization Regulation in accordance with the frequency and modalities provided for thereunder;

(3)    (in the case of each UK Institutional Investor only) the originator, sponsor or SSPE:

(i)     if established in the UK has, where applicable, made available the information required by Article 7 of the UK Securitization Regulation (the “UK Transparency Requirements”) in accordance with the frequency and modalities provided for thereunder; or

(ii)    if established in a country other than the UK, where applicable, made available information which is substantially the same as that which it would have made available under the UK Transparency Requirements if it had been established in the UK, and has done so with such frequency and modalities as are substantially the same as those with which it would have made information available under the UK Transparency Requirements if it had been established in the UK; and

(4)    in the case of each Institutional Investor, where the originator or original lender either (i) is not a credit institution or an investment firm (each as defined in the applicable Securitization Regulation) or (ii) is established in a third country (being (x) in respect of the EU Securitization Regulation, a country other than an EU member state, or (y) in respect of the UK Securitization Regulation, a country other than the UK), the originator or original lender grants all the credits giving rise to the underlying exposures on the basis of sound and well-defined criteria and clearly established processes for approving, amending, renewing and financing those credits and has effective systems in place to apply those criteria and processes in order to ensure that credit-granting is based on a thorough assessment of the obligor’s creditworthiness.

The Due Diligence Requirements further require that prior to holding a securitization position, an Institutional Investor, other than the originator, sponsor or original lender, carry out a due diligence assessment which enables it to assess the risks involved, including but not limited to (a) the risk characteristics of the individual securitization position and the underlying exposures; and (b) all the structural features of the securitization that can materially impact the performance of the securitization position, including the contractual priorities of payment and priority of payment-related triggers, credit enhancements, liquidity enhancements, market value triggers, and transaction-specific definitions of default.

Any Institutional Investor that fails to comply with the applicable Due Diligence Requirements in respect of a securitization position which it holds may become subject to a range of regulatory sanctions including, in the case of a credit institution, investment firm, insurer or reinsurer, a punitive regulatory capital charge with respect to such securitization position, or, in certain other cases, a requirement to take corrective action.

To the extent a CLO is structured in compliance with the Securitization Regulations, our ability to invest in the CLO equity of such CLOs could be limited, or we could be required to hold our investment for the life of the CLO. If a CLO has not been structured to comply with the Securitization Regulations, it will limit the ability of Institutional Investors to purchase CLO securities, which may adversely affect the price and liquidity of the securities (including the CLO equity) in the secondary market. Additionally, the Securitization Regulations and any regulatory uncertainty in relation thereto may reduce the issuance of new CLOs and reduce the liquidity provided by CLOs to the leveraged loan market generally. Reduced liquidity in the loan market could reduce investment opportunities for collateral managers, which could negatively affect the return of the Company’s investments. Any reduction in the volume and liquidity provided by CLOs to the leveraged loan market could also reduce opportunities to redeem or refinance the securities comprising a CLO in an optional redemption or refinancing and could negatively affect the ability of obligors to refinance their collateral obligations, either of which developments could increase defaulted obligations above historic levels.

The Japanese Financial Services Agency (the “JFSA”) published a risk retention rule as part of the regulatory capital regulation of certain categories of Japanese investors seeking to invest in securitization transactions (the “JRR Rule”). The JRR Rule mandates an “indirect” compliance requirement, meaning that certain categories of Japanese investors will be required to apply higher risk weighting to securitization exposures they hold unless the relevant originator commits to hold a retention interest equal to at least 5% of the exposure of the total underlying assets in the transaction (the “Japanese Retention Requirement”) or such investors determine that the underlying assets were not “inappropriately originated.” The Japanese investors to which the JRR Rule applies include banks, bank holding companies, credit unions (shinyo kinko), credit cooperatives (shinyo kumiai), labor credit unions (rodo kinko), agricultural credit cooperatives (nogyo kyodo kumiai), ultimate parent companies of large securities companies and certain other financial institutions regulated in Japan (such investors, “Japanese Affected Investors”). Such Japanese Affected Investors may be subject to punitive capital requirements and/or other regulatory penalties with respect to investments in securitizations that fail to comply with the Japanese Retention Requirement.

The JRR Rule became effective on March 31, 2019. At this time, there are a number of unresolved questions and no established line of authority, precedent or market practice that provides definitive guidance with respect to the JRR Rule, and no assurances can be made as to the content, impact or interpretation of the JRR Rule. In particular, the basis for the determination of whether an asset is “inappropriately originated” remains unclear and, therefore, unless the JFSA provides further specific clarification, it is possible that CLO securities the Company purchases may contain assets deemed to be “inappropriately originated” and, as a result, may not be exempt from the Japanese Retention Requirement. The JRR Rule or other similar requirements may deter Japanese Affected Investors from purchasing CLO securities, which may limit the liquidity of CLO securities and, in turn, adversely affect the price of such CLO securities in the secondary market. Whether and to what extent the JFSA may provide further clarification or interpretation as to the JRR Rule is unknown.

New regulations related to private fund advisers may impact our CLO investments.

On February 9, 2022, the SEC proposed certain rules and amendments under the Advisers Act to enhance the regulations applicable to private fund advisers (the “Proposed Private Fund Rules”) that, if adopted in their current form, would affect investment advisers such as the CLO collateral managers, by, among other things, (i) requiring such managers to comply with additional reporting and compliance obligations, (ii) prohibiting certain types of preferential treatment, including, among other things, the provision of information regarding portfolio holdings of the private fund, and (iii) prohibiting or imposing requirements on certain business practices, including prohibiting certain types of indemnification (which could include indemnification provided for in the CLO’s management agreement) and requiring fairness opinions for adviser-led secondary transactions. Because most CLOs in which we invest rely on Section 3(c)(7) of the 1940 Act, each such CLO will be considered a “private fund” within the meaning of the Proposed Private Fund Rules. The costs of complying with certain of the reporting and compliance obligations under the Proposed Private Fund Rules could be substantial, and it is unclear if the costs of preparing such reports would be borne by the CLO or the CLO’s collateral manager. If the CLOs in which we invest is responsible for such expenses, it could affect the return on our investments in CLO securities. In addition, if any CLO collateral manager were prohibited from discussing the underlying portfolio of CLO assets with investors, entirely or absent highly specific disclosure, it could result in a reduction or elimination of any CLO collateral manager’s ability to provide information to us relating to such CLO’s assets other than the reporting required by the CLO’s transaction documents. In addition, the Proposed Private Fund Rules could adversely affect a CLO’s ability to consummate a refinancing or other optional redemption. As a result, adoption of the Proposed Private Fund Rules could have a material and adverse effect on the market value and/or liquidity of the CLO securities in which we invest. The Proposed Private Fund Rules could also discourage managers from undertaking new CLO transactions, thus reducing the opportunities for the Company to invest in CLO securities and achieve its investment goals.

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

As a BDC, we may not acquire equity and junior debt investments in CLO vehicles unless, at the time of such acquisition, at least 70% of our total assets are “qualifying assets.” CLO vehicles that we invest in are typically very highly levered, and therefore, the junior debt and equity tranches that we invest in are subject to a higher degree of risk of total loss. As of December 31, 2022, the CLO vehicles in which we were invested had average leverage of 9.1 times and ranged from approximately 2.8 times to 12.6 times levered. In particular, investors in CLO vehicles indirectly bear risks of the underlying debt investments held by such CLO vehicles. We will generally have the right to receive payments only from the CLO vehicles, and will generally not have direct rights against the underlying borrowers or the entity that sponsored the CLO vehicle. While the CLO vehicles we have and continue to target generally enable the investor to acquire interests in a pool of leveraged corporate loans without the expenses associated with directly holding the same investments, we will generally indirectly pay a proportionate share of the CLO vehicles’ administrative and other expenses. Although it is difficult to predict whether the prices of indices and securities underlying CLO vehicles will rise or fall, these prices (and, therefore, the prices of the CLO vehicles) will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally. The failure by a CLO vehicle in which we invest to satisfy certain financial covenants, including as a result of political and economic events not directly associated with the leveraged corporate loans held by the CLO such as the COVID-19 pandemic, and specifically those with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event that a CLO vehicle failed those tests, holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting CLO vehicle or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.

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

Shares of BDCs have frequently traded at a market price that is less than the net asset value that is attributable to those shares. Our common stock traded below our net asset value per share during some periods from 2010 through March 2023. Our common stock could trade at a discount to net asset value at any time in the future. The possibility that our shares of common stock may trade at a discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. Due to market volatility beginning with the COVID-19 pandemic in 2020, the stocks of BDCs as an industry, including shares of our common stock, have traded below net asset value, and at times at or near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements.

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

There is a risk that investors in our equity securities will not receive distributions or that our distributions will not grow over time and a portion of our distributions could be a return of capital.

We intend to make distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions could be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K as well as any amendments reflected in subsequent filings with the SEC. In addition, all distributions are and will be paid at the discretion of our Board of Directors and will depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board of Directors could deem relevant from time to time. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we could be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital is generally not currently taxable, such distributions would generally decrease a stockholder’s basis in our common stock and could therefore increase such stockholder’s tax liability for capital gains upon the future sale or other disposition of such common stock. A return of capital distribution could cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.

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

RISKS RELATING TO THE ECONOMY

We are operating in a period of capital markets volatility and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of volatility and instability for a variety of reasons. We are currently operating in a period of market volatility, as a result of, among other factors, elevated levels of inflation and following a period of uncertainty as a result of the Coronavirus pandemic. Uncertainty remains as to the probability of, and length and depth of a global recession and the impact of actions taken by the Federal Reserve, foreign central banks and other U.S. and global governmental entities or the impact of the Coronavirus pandemic or other public health concerns. Government spending, government policies, including recent increases in certain interest rates by the Federal Reserve, and disruptions in supply chains in the United States and elsewhere, whether in response to the Coronavirus pandemic or otherwise, in conjunction with other factors have led and could continue to lead to a continued inflationary economic environment that could affect the Company’s portfolio companies, the Company’s financial condition and the Company’s results of operations. In addition to the factors described above, other factors described herein that may affect market, economic and geopolitical conditions, and thereby adversely affect the Company including, without limitation, economic slowdown in the United States and internationally, changes in interest rates and/or a lack of availability of credit in the United States and internationally, commodity price volatility and changes in law and/or regulation, and uncertainty regarding government and regulatory policy. The full impact of any such risks is uncertain and difficult to predict.

Capital markets volatility and instability have also occurred in the past and may occur in the future. For example, from 2008 to 2009, the global capital markets were unstable as evidenced by the lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and various foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. There have been more recent periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future. Furthermore, uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused volatility in the global markets, and we cannot assure you that these market conditions will not continue or worsen in the future. Terrorist acts, acts of war, natural disasters, or disease outbreaks, pandemics or other public health crises may cause periods of market instability and volatility and may disrupt the operations of us and our portfolio companies for extended periods of time. If similar adverse and volatile market conditions repeat in the future, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be particularly difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than the net asset value per share without first obtaining approval for such issuance from our stockholders and our Board of Directors, including all of our directors who are not “interested persons” of the Company, as defined in the 1940 Act.

Moreover, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time or worsened market conditions, including as a result of U.S. government shutdowns or the perceived creditworthiness of the United States, could make it difficult for us to borrow money or to extend the maturity of or refinance any indebtedness we may have under similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if any, may be at a higher cost and on less favorable terms and conditions than would currently be available. If we are unable to raise or refinance debt, stockholders may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

Given the periods of extreme volatility and dislocation in the capital markets from time to time, many BDCs have faced, and may in the future face, a challenging environment in which to raise or access capital. In addition, significant changes in the capital markets, including the extreme volatility and disruption over the past several years, has had, and may in the future have, a negative effect on asset valuations and on the potential for liquidity events. While most of our investments will not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through to maturity). As a result, volatility in the capital markets can adversely affect the valuations of our investments. Further, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. In addition, a prolonged period of market illiquidity may cause us to reduce the volume of loans and debt securities we originate and/or fund and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows. An inability to raise or access capital could have a material adverse impact on our business, financial condition or results of operations.

The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.

Since the initial outbreak, the COVID-19 pandemic has delivered a shock to the global economy. The spread of COVID-19, including the multiple variants thereof, has had, and will continue to have a material adverse impact on local economies in the affected jurisdictions and also on the global economy. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results will depend on future developments, which are highly uncertain and cannot be predicted.

As COVID-19 continues to spread, the potential impacts, including a global, regional, or other economic recession, remain uncertain and difficult to assess. The extent of the impact of the COVID-19 pandemic on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy, all of which are highly uncertain and cannot be predicted. To the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on our future net investment income, the fair value of our portfolio investments and our financial condition.

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

From time to time, social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. For example, U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period.

Volatility in the global financial markets resulting from relapse of the Eurozone crisis, geopolitical developments in Eastern Europe, turbulence in the Chinese stock markets and global commodity markets, the United Kingdom’s departure from the European Union (“EU”) or otherwise could have a material adverse effect on our business, financial condition and results of operations.

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

The occurrence of events similar to those in recent years, such as the aftermath of the war in Iraq, instability in Afghanistan, Pakistan, Egypt, Libya, Syria, Russia, Ukraine and the Middle East, ongoing epidemics of infectious diseases in certain parts of the world, such as the COVID-19 outbreak, terrorist attacks in the U.S. and around the world, social and political discord, debt crises, sovereign debt downgrades, continued tensions between North Korea and the United States and the international community generally, new and continued political unrest in various countries, such as Venezuela, the exit or potential exit of one or more countries from the EU or the Economic and Monetary Union, the change in the U.S. president and the new administration, among others, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets, and may cause further economic uncertainties in the U.S. and worldwide.

In addition, the foreign and fiscal policies of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.

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

Certain of our service providers may be impacted by hybrid work policies adopted by companies in response to the COVID-19 pandemic, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes).

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

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.

Our cash is held in accounts at a U.S. banking institution that we believe is of high quality. Cash held in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. While the FDIC took control of two such banking institutions, Silicon Valley Bank (“SVB”), on March 10, 2023 and Signature Bank (“Signature”) on March 12, 2023, we did not have any accounts with SVB or Signature and therefore did not experience any specific risk of loss. As the FDIC continues to address the situation with SVB, Signature Bank and other similarly situated banking institutions, the risk of loss in excess of insurance limitations has generally increased. Any material loss that we may experience in the future could have an adverse effect on our ability to pay our operational expenses or make other payments and may require us to move our accounts to other banks, which could cause a temporary delay in making payments to our vendors and employees and cause other operational inconveniences.

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
		Price Range		Premium or (Discount) of High Sales Price to NAV(2)	Premium or (Discount) of Low Sales Price to NAV(2)	Distributions Per Share(3)
	NAV(1)	High	Low
Fiscal 2022
Fourth Quarter	$2.78	$3.25	$2.82	16.9%	1.4%	$0.105
Third Quarter	$3.34	$4.05	$2.94	21.3%	(12.0)%	$0.105
Second Quarter	$3.67	$4.29	$3.45	16.9%	(6.0)%	$0.105
First Quarter	$4.65	$4.42	$3.68	(4.9)%	(20.9)%	$0.105
Fiscal 2021
Fourth Quarter	$4.92	$4.47	$3.79	(9.1)%	(23.0)%	$0.105
Third Quarter	$5.03	$5.00	$3.86	(0.6)%	(23.3)%	$0.105
Second Quarter	$4.91	$5.22	$4.56	6.3%	(7.1)%	$0.105
First Quarter	$4.88	$4.78	$3.05	(2.0)%	(37.5)%	$0.105

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

On March 17, 2023, the last reported sales price of our common stock was $3.06 per share. As of March 17, 2023, we had 129 stockholders of record.

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. Since 2008, our shares of common stock have traded both at a premium and a discount to the net assets attributable to those shares. As of March 17, 2023, our shares of common stock traded at a premium equal to approximately 10.1% of the net asset value per share as of December 31, 2022. It is not possible to predict whether the shares offered hereby will trade at, above, or below net asset value.

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

Recent Sales of Unregistered Securities

We did not engage in unregistered sales of equity securities during the year ended December 31, 2022, however, we issued a total of 154,737 shares of common stock under our distribution reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value for the shares of common stock issued under the distribution reinvestment plan was approximately $0.5 million.

Issuer Purchases of Equity Securities

During the year ended December 31, 2022, no common stock was repurchased.

Performance Graph

The graph below compares the cumulative stockholder return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Financial 100, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period from December 31, 2017 through December 31, 2022. The graph assumes that, on December 31, 2017, a person invested $100 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Financial 100, which includes the 100 largest domestic and international financial organizations listed on the NASDAQ Stock Market based on market capitalization. The NASDAQ Financial 100 contains banks and savings institutions and related holding companies, insurance companies, broker-dealers, investment companies and financial services organizations.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22
Oxford Square Capital Corp.
NASDAQ Composite
NASDAQ Financial 100

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends.
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
Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—	%(1)
Offering expenses borne by our common stockholders (as a percentage of offering price)	—	%(2)
Distribution reinvestment plan expenses	None	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%
Annual expenses (as a percentage of net assets attributable to our common stock):
Base management fee	3.01	%(4)
Incentive fees payable under our investment advisory agreement	—	%(5)
Interest payments on borrowed funds	6.55	%(6)
Other expenses	2.21	%(7)
Total annual expenses	11.77	%(8)

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

(4)      Assumes gross assets (which equals the total assets on our Statements of Assets and Liabilities adjusted as described in this footnote) of $378.0 million and $189.7 million of leverage (including $64.4 million in aggregate principal of our 6.50% Unsecured Notes, $44.8 million in aggregate principal of our 6.25% Unsecured Notes, and $80.5 million in aggregate principal of our 5.50% Unsecured Notes in each case, as of December 31, 2022), and assumes net assets of $188.7 million (which has been adjusted to reflect the issuance of an additional $50.0 million of common stock). The above calculation presents our base management fee as a percentage of our net assets. Our base management fee under the Investment Advisory Agreement, however, is based on our gross assets, which is defined as all the assets of Oxford Square Capital Corp., including those acquired using borrowings for investment purposes. As a result, to the extent we use additional leverage, it would have the effect of increasing our base management fee as a percentage of our net assets. See Item 1. Business — Investment Advisory Agreement in this Annual Report on Form 10-K.

(5)      Assumes no annual incentive fees earned by Oxford Square Management. Oxford Square Management did not earn incentive fees during the year ended December 31, 2022 due to the Total Return Requirement described under Item 1. Business — Investment Advisory Agreement — Advisory Fee in this Annual Report on Form 10-K. In subsequent periods, incentive fees may be earned by Oxford Square Management if, and to the extent that, we earn greater investment income through our investments in portfolio companies and realize additional gains upon the sale of investments in such companies. For a detailed discussion of the calculation of the incentive fees, see Item 1 — Business — Investment Advisory Agreement — Advisory Fee in this Annual Report on Form 10-K.

(6)      Assumes that we have $189.7 million of outstanding principal borrowings as of December 31, 2022. The calculation also assumes an effective interest rate of 7.00% (including amortization of deferred issuance costs) on the approximately $64.4 million of 6.50% Unsecured Notes outstanding as of December 31, 2022, an effective interest rate of 6.77% (including amortization of deferred issuance costs) on the approximately $44.8 million of 6.25% Unsecured Notes outstanding as of December 31, 2022, and an effective interest rate of 5.98% (including amortization of deferred issuance costs) on the approximately $80.5 million of 5.50% Unsecured Notes outstanding as of December 31, 2022. This table includes all of the commitment fees, interest expense and amortized financing costs of the 6.50% Unsecured Notes, 6.25% Unsecured Notes, and 5.50% Unsecured Notes, as well as the fees and expenses of issuing and servicing any other borrowings or leverage that the Company expects to incur during the 12 months following the filing of this Annual Report on Form 10-K. We may issue preferred stock, which may be considered a form of leverage, pursuant to the registration statement of which the prospectus forms a part, although we have no current plans to do so during the 12 months following the Annual Report on Form 10-K.

(7)      “Other expenses” is based on the actual expenses for the year ended December 31, 2022, and adjusted for any new and non-recurring expenses, such as an assumed issuance of an additional $50.0 million of common stock. These expenses include certain expenses allocated to the Company under the Investment Advisory Agreement, such as travel expenses incurred in connection with the investigation and monitoring of our investments. In the event of a debt restructuring or extinguishment, we may incur a loss comprised of deferred financing costs and note discount which may cause actual expenses to exceed those amounts projected in the table.

(8)      “Total annual expenses” is presented as a percentage of net assets attributable to common stockholders, because the holders of shares of our common stock (and not the holders of our debt securities or preferred stock, if any) bear all of our fees and expenses. The indirect expenses associated with the Company’s CLO equity investments are not included in the fee table presentation, but if such expenses were included in the fee table presentation then OXSQ’s total annual expenses would have been 26.17%.

Example

The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock, assuming (1) a 2.00% sales load (underwriting discounts and commissions) and offering expenses totaling 0.37%, (2) total net estimated annual expenses of 11.77% of average net assets attributable to our common stock as set forth in the table above and (3) a 5% annual return.
	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return(1)	$135	$335	$508	$850
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return entirely from realized gains(2)	$143	$356	$537	$879

____________

(1)       Assumes that we will not realize any capital gains computed net of all realized capital losses and unrealized capital depreciation.

(2)      Assumes no unrealized capital depreciation and a 5% annual return resulting entirely from net realized capital gains and not otherwise deferrable under the terms of the Investment Advisory Agreement and therefore subject to the incentive fee based on capital gains. Because our investment strategy involves investments that generate primarily current income, we believe that a 5% annual return resulting entirely from net realized capital gains is unlikely.

The example and the expenses in the tables above should not be considered a representation of our future expenses, and actual expenses may be greater or less than those shown.    Moreover, while the example assumes, as required by the SEC, a 5.0% annual return, our performance will vary and may result in a return greater or less than 5.0%. The income incentive fee under our Investment Advisory Agreement, which, assuming a 5% annual return, would either not be payable or would have an insignificant impact on the expense amounts shown above, is not included in the example. If we achieve sufficient returns on our investments to trigger an income incentive fee of a material amount, our expenses, and returns to our investors, would be higher. In addition, while the example assumes reinvestment of all distributions at net asset value, participants in our distribution reinvestment plan may receive shares valued at the market price in effect at that time. This price may be at, above or below net asset value. See “Distribution Reinvestment Plan” for additional information regarding our distribution reinvestment plan.

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

•        our future operating results, including our ability to achieve objectives;

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

•        the timing of cash flows, if any, from the operations of our portfolio companies and CLO investments; and

•        the ability of our investment adviser to locate suitable investments for us and monitor and administer our investments .

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

OVERVIEW

Our investment objective is to maximize our portfolio’s total return. Our primary focus is to seek an attractive risk-adjusted total return by investing primarily in corporate debt securities and in CLOs, which are structured finance investments that own corporate debt securities. CLO investments may also include warehouse facilities, which are early-stage CLO vehicles intended to aggregate loans that may be used to form the basis of a traditional CLO vehicle. We operate as a closed-end, non-diversified management investment company and have elected to be regulated as a BDC under the 1940 Act. We have elected to be treated for tax purposes as a RIC, under the Code.

Our investment activities are managed by Oxford Square Management, a registered investment adviser under the Investment Advisers Act of 1940, as amended. Oxford Square Management is owned by Oxford Funds, its managing member, and a related party, Charles M. Royce, a member of our Board who holds a minority, non-controlling interest in Oxford Square Management. Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President, are the controlling members of Oxford Funds. Under the Investment Advisory Agreement, we have agreed to pay Oxford Square Management an annual Base Fee calculated on gross assets, and an incentive fee based upon our performance. Under the Administration Agreement, we have agreed to pay or reimburse Oxford Funds, as administrator, for certain expenses incurred in operating the Company. Our executive officers and directors, and the executive officers of Oxford Square Management and Oxford Funds, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders.

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of December 31, 2022, our debt investments had stated interest rates of between 7.63% and 14.24% and maturity dates of between 1 and 86 months. In addition, our total portfolio had a weighted average annualized yield on debt investments of approximately 11.85%.

The weighted average annualized yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average annualized yield was computed using the effective interest rates as of December 31, 2022, including accretion of OID and excluding any debt investments on non-accrual status. There can be no assurance that the weighted average annualized yield will remain at its current level.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $314.7 million and $420.8 million as of December 31, 2022 and December 31, 2021, respectively. The decrease in the value of investments during the year ended December 31, 2022 was due primarily to a net change in unrealized depreciation on our investment portfolio of approximately $105.9 million (which incorporates reductions to CLO equity cost value of $20.4 million), repayments of principal and sales of securities totaling approximately $64.6 million, partially offset by purchases of investments of approximately $84.2 million. Refer to the table below, which reconciles the investment portfolio for the year ended December 31, 2022 and the year ended December 31, 2021.

A reconciliation of the investment portfolio for the years ended December 31, 2022 and 2021 follows:

($ in millions)	December 31, 2022	December 31, 2021
Beginning investment portfolio	$420.8	$294.7
Portfolio investments acquired	84.2	178.9
Debt repayments	(50.0)	(24.3)
Sales of securities	(14.6)	(15.2)
Reductions to CLO equity cost value(1)	(20.4)	(37.5)
Accretion of discounts on investments(2)	0.9	0.7
Net change in unrealized (depreciation)/appreciation on investments	(105.9)	38.5
Net realized loss on investments	(0.3)	(15.0)
Ending investment portfolio	$314.7	$420.8

____________

(1)      For the year ended December 31, 2022, the reductions to CLO equity cost value of approximately $20.4 million represented the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes of approximately $37.3 million, plus the amortization of cost on our CLO fee notes of approximately $128,000, less the effective yield interest income recognized on our CLO equity subordinated and income notes of approximately $17.1 million. For the year ended December 31, 2021, the reductions to CLO equity cost value of approximately $37.5 million represented the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes of approximately $55.8 million, plus the amortization of cost on our CLO fee notes of approximately $351,000, less the effective yield interest income recognized on our CLO equity subordinated and income notes of approximately $18.7 million.

During the year ended December 31, 2022, we purchased approximately $84.2 million in portfolio investments, including additional investments of approximately $58.9 million in existing portfolio companies and approximately $25.3 million in new portfolio companies. During the year ended December 31, 2021, we purchased approximately $178.9 million in portfolio investments, including additional investments of approximately $65.4 million in existing portfolio companies and approximately $113.5 million in new portfolio companies.

In certain instances, we receive payments based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments of some of our investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

For the years ended December 31, 2022 and December 31, 2021, we had loan principal repayments of approximately $50.0 million and approximately $24.3 million, respectively. The repayments during the year ended December 31, 2022 were as follows ($ in millions):

Portfolio Company	2022 Repayments
Keystone Acquisition Corp.	$20.2
Quest Software, Inc.	18.2
Amerilife Group, LLC	10.8
Net all others	0.7
Total repayments(1)	$50.0

____________

(1)      Totals may not sum due to rounding.

Portfolio activity also reflects sales of securities in the amounts of approximately $14.6 million and approximately $15.2 million for the years ended December 31, 2022 and 2021, respectively. The sales during the year ended December 31, 2022 were as follows ($ in millions):

Portfolio Company	2022 Sales
Carlyle Global Market Strategies CLO 2021-6, Ltd.	$9.5
Octagon Investment Partners 45, Ltd.	3.4
Dryden 43 Senior Loan Fund	1.8
Total sales(1)	$14.6

____________

(1)      Totals may not sum due to rounding.

As of December 31, 2022, we had investments in debt securities of, or loans to, 20 portfolio companies, with a fair value of approximately $211.4 million, and CLO equity investments of approximately $98.9 million. As of December 31, 2021, we had investments in debt securities of, or loans to, 20 portfolio companies, with a fair value of approximately $264.5 million, and CLO equity investments of approximately $155.6 million.

The following table indicates the quarterly portfolio investment activity for the years ended December 31, 2022 and 2021:

($ in millions)	Purchases of Investments	Repayments of Principal	Sales of Investments	Reductions to CLO Equity Cost(1)
Quarter ended
December 31, 2022	$6.1	$0.2	$—	$2.3
September 30, 2022	3.9	11.0	1.8	3.9
June 30, 2022	26.9	0.2	9.5	6.4
March 31, 2022	47.4	38.6	3.4	7.8
Total(2)	$84.2	$50.0	$14.6	$20.4

December 31, 2021	$23.3	$1.6	$10.3	$7.4
September 30, 2021	23.1	5.7	—	8.6
June 30, 2021	99.5	0.6	3.0	15.5
March 31, 2021	32.9	16.4	1.8	6.0
Total(2)	$178.9	$24.3	$15.2	$37.5

____________

(1)      Represents reductions to CLO equity cost value (representing distributions received, or entitled to be received, in excess of effective yield interest income and amortized cost adjusted CLO fee note income).

(2)      Totals may not sum due to rounding.

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$211.4	67.2%	$264.5	62.8%
CLO Equity	98.9	31.4%	155.6	37.0%
Equity and Other Investments	4.3	1.4%	0.8	0.2%
Total(1)	$314.7	100.0%	$420.8	100.0%

____________

(1)      Totals may not sum due to rounding.

Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2022 and 2021, we held qualifying assets that represented 70.1% and 64.1%, respectively, of the total assets. No additional non-qualifying assets were acquired during the periods, if any, when qualifying assets were less than 70% of the total assets.

The following table shows our portfolio of investments by industry at fair value, in millions, as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	($ in millions)		($ in millions)
Structured finance(1)	$98.9	31.4%	$155.6	36.9%
Software	69.0	21.9%	50.9	12.1%
Business services	53.4	17.0%	88.7	21.0%
Healthcare	33.6	10.7%	63.0	15.0%
Telecommunication services	22.2	7.1%	15.8	3.8%
Diversified insurance	14.7	4.7%	25.9	6.2%
Plastics Manufacturing	11.7	3.7%	12.7	3.0%
Utilities	6.8	2.2%	7.5	1.8%
IT consulting	4.3	1.4%	0.8	0.2%
Total(2)	$314.7	100.0%	$420.8	100.0%

____________

(1)      Reflects our equity investments in CLOs as of December 31, 2022 and December 31, 2021, respectively.

(2)      Totals may not sum due to rounding.

The following tables present the top ten industries (based upon Moody’s industry classifications) of the aggregate holdings of the CLOs included in our portfolio, based on par value, as of December 31, 2022 and December 31, 2021.

Top Ten Industries	December 31, 2022
High Tech Industries	10.1%
Healthcare & Pharmaceuticals	9.8%
Banking, Finance, Insurance & Real Estate	9.6%
Business Services	8.8%
Media: Broadcasting & Subscription	5.0%
Telecommunications	4.8%
Hotels, Gaming & Leisure	4.7%
Chemicals, Plastics & Rubber	4.5%
Beverage, Food & Tobacco	3.7%
Construction & Building	3.6%
Total	64.6%
Top Ten Industries	December 31, 2021
Healthcare & Pharmaceuticals	9.9%
Banking, Finance, Insurance & Real Estate	9.7%
High Tech Industries	9.5%
Business Services	8.4%
Hotels, Gaming & Leisure	5.2%
Media: Broadcasting & Subscription	5.0%
Telecommunications	4.6%
Chemicals, Plastics & Rubber	4.1%
Beverage, Food & Tobacco	3.8%
Construction & Building	3.6%
Total	63.8%

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. Equity securities are not graded. As of December 31, 2022 and 2021 our portfolio had a weighted average grade of 2.2 and 2.1, respectively, based upon the fair value of the debt investments in the portfolio.

At December 31, 2022 and 2021, our debt investment portfolio was graded as follows:

($ in millions)		December 31, 2022
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	230.1	74.9%	180.0	85.1%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	48.9	15.9%	31.3	14.8%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status	28.2	9.2%	0.2	0.1%
	Total(1)	$307.2	100.0%	$211.4	100.0%

____________

(1)      Totals may not sum due to rounding.

($ in millions)		December 31, 2021
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	256.3	86.1%	249.2	94.2%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	14.7	4.9%	13.9	5.3%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	26.9	9.0%	1.3	0.5%
	Total(1)	$297.8	100.0%	$264.5	100.0%

____________

(1)      Totals may not sum due to rounding.

We expect that a portion of our investments will be in the Grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in Grade 3, 4 or 5 may fluctuate from year to year.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the years ended December 31, 2022 and 2021. For information regarding results of operations for the year ended December 31, 2020, refer to Part II Item 7 in our Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 7, 2022, which is incorporated by reference herein.

Investment Income

The following table sets forth the components of investment income for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Interest Income
Stated interest income	$23,954,078	$16,142,294
Original issue discount and market discount income	880,671	740,731
Discount income derived from unscheduled remittances at par	399,566	557,204
Total interest income	25,234,315	17,440,229
Income from securitization vehicles and investments	17,093,203	18,691,631
Other income
Fee letters	544,267	405,010
Loan prepayment and bond call fees	—	300,000
All other fees	246,327	338,143
Total other income	790,594	1,043,153
Total investment income	$43,118,112	$37,175,013

The increase in total investment income for the year ended December 31, 2022 compared to the year ended December 31, 2021 was largely due to an increase of stated interest income from our debt investments (approximately $7.8 million) resulting from higher weighted average yields in 2022 compared to 2021. That increase was partially offset by decreased income from our securitization vehicles and investments due to lower weighted average effective yields and decreased discount income derived from unscheduled remittances at par.

The total principal outstanding on income producing debt investments as of December 31, 2022 and December 31, 2021 was approximately $279.0 million and $297.8 million, respectively. As of December 31, 2022, our debt investments had stated interest rates of between 7.63% and 14.24% and maturity dates of between 1 and 86 months. As of December 31, 2021, our debt investments had stated interest rates of between 3.85% and 10.50% and maturity dates of between 3 and 91 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 11.85% as of December 31, 2022, compared to a weighted average yield on debt investments of 7.70% as of December 31, 2021.

Operating Expenses

The following table sets forth the components of operating expenses for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Interest expense	$12,354,392	$10,495,897
Base Fee	5,903,986	6,287,173
Professional fees	1,393,116	1,910,390
Compensation expense	915,583	723,931
General and administrative	835,912	521,541
Director’s fees	417,500	490,500
Insurance	378,804	422,805
Transfer agent and custodian fees	231,241	222,581
Net Investment Income Incentive Fees	—	—
Total operating expenses	$22,430,534	$21,074,818

Total operating expenses for the year ended December 31, 2022 increased by approximately $1.4 million compared to the year ended December 31, 2021. The increase in 2022 is attributable primarily to higher interest expense, partially offset by lower Base Fees and professional fees.

Interest expense increased by approximately $1.9 million in 2022 compared to 2021. The increase in 2022 was due to interest expense recognized for the full year ended December 31, 2022 on the 5.50% Unsecured Notes compared with interest expense recognized for a partial year for the year ended December 31, 2021, as those notes were issued on May 20, 2021. The aggregate accrued interest which remained payable as of December 31, 2022 and 2021 was approximately $1.2 million.

The Base Fee decreased approximately $383,000 in 2022 compared to 2021 due to lower average adjusted gross assets in 2022. The Base Fee which remained payable to Oxford Square Management as of December 31, 2022 and 2021 was approximately $1.3 million and $1.7 million, respectively.

Professional fees, largely consisting of legal, valuation, consulting, audit and tax fees decreased by approximately $517,000 in 2022 compared to 2021 primarily due to decreased legal fees.

Compensation expense was approximately $916,000 for the year ended December 31, 2022, compared to approximately $724,000 for the year ended December 31, 2021, reflecting the allocation of compensation expenses for the services of our Chief Financial Officer, accounting personnel, and other administrative support staff. As of December 31, 2022, approximately $31,000 in compensation expenses remained payable. As of December 31, 2021, no compensation expenses remained payable.

General and administrative expenses, which consist primarily of listing fees, office supplies, facilities costs and other miscellaneous expenses, increased by approximately $314,000 in 2022 compared to 2021. That increase was primarily driven by approximately $252,000 of excise tax attributable to the tax year ended December 31, 2021, which was expensed and paid during the year ended December 31, 2022. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

The calculation of the Net Investment Income Incentive Fee had no change in 2022 compared to 2021. There was no Net Investment Income Incentive Fee in 2022, nor in 2021, primarily as a result of the Net Investment Income Incentive Fee being reduced as the result of the Total Return Requirement. The Net Investment Income Incentive Fee is calculated and payable quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter exceeds (y) the “Preferred Return Amount” for the calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the Base Fee, expenses payable under the Administration Agreement with Oxford Funds, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Refer to “Note 7. Related Party Transactions” in the notes to our financial statements.

The expense attributable to the capital gains incentive fee, as reported under GAAP, is calculated as if the Company’s entire portfolio had been liquidated at period end, and therefore is calculated on the basis of net realized and unrealized gains and losses at the end of each period. That expense (or the reversal of such an expense) related to that hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the years ended December 31, 2022 and 2021, no accrual was required as a result of the impact of accumulated net unrealized depreciation and net realized losses on our portfolio.

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

Realized and Unrealized Gains/Losses on Investments

For the year ended December 31, 2022, we recognized net realized losses on investments of approximately $340,000, which primarily represents offsetting gains and losses from sales and repayments of multiple CLO equity investments.

For the year ended December 31, 2022, our net change in unrealized depreciation was approximately $105.9 million, composed of approximately $3.8 million in gross unrealized appreciation, approximately $109.0 million in gross unrealized depreciation and approximately $0.7 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $20.4 million resulting from reductions to the cost value of our CLO equity investments representing the difference between distributions received, or entitled to be received, on our investments held in CLO equity subordinated notes and fee notes, of approximately $37.3 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $17.0 million.

The components of the net change in unrealized depreciation during the year ended December 31, 2022 were as follows ($ in millions):

Portfolio Company	Changes in unrealized depreciation
ConvergeOne Holdings, Inc.	$(10.3)
Quest Software, Inc.	(8.3)
Sound Point CLO XVI, Ltd.	(7.6)
Octagon Investment Partners 49, Ltd.	(6.4)
RSA Security, LLC	(6.4)
Dodge Data & Analytics, LLC	(5.9)
Nassau 2019-I Ltd.	(5.5)
HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)	(4.2)
Careismatic Brands, Inc. (f/k/a New Trojan Parent, Inc.)	(4.1)
Telos CLO 2014-5, Ltd.	(3.7)
Net all other	(43.4)
Total(1)	$(105.9)

____________

(1)      Total may not sum due to rounding.

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

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the year ended December 31, 2022 was approximately $20.7 million, compared to $16.1 million for the year ended December 31, 2021. The change was primary the result of higher investment income, partially offset by an increase in operating expenses, as discussed above. For the year ended December 31, 2022, the net increase in net assets resulting from net investment income per common share was $0.42 (basic and diluted), compared to $0.32 (basic and diluted) for the year ended December 31, 2021, based on the weighted average common shares outstanding for the respective period.

Net Decrease/Increase in Net Assets Resulting from Operations

Net decrease in net assets resulting from operations for the year ended December 31, 2022 was approximately $85.6 million, compared to a net increase of $39.6 million for year ended December 31, 2021. These changes were largely due to a net change in unrealized depreciation, as discussed above. For the year ended December 31, 2022, the net decrease in net assets resulting from operations per common share was $1.72 (basic and diluted), compared to a net increase in net assets per common share of $0.80 (basic and diluted) for the year ended December 31, 2021, based on the weighted average common shares outstanding for the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2022, cash and cash equivalents increased from $9,015,700 at the beginning of the period to $9,019,164 at the end of the period. Net cash used in operating activities for the year ended December 31, 2022, consisting primarily of the items described in “— Results of Operations,” was approximately $20.4 million, largely reflecting purchases of new investments of approximately $84.2 million, partially offset by repayments of principal of approximately $50.0 million and proceeds from the sale of investments of approximately $14.6 million. During the year ended December 31, 2022, net cash used in by financing activities was approximately $20.4 million, reflecting the payment of distributions.

Contractual Obligations

We have certain obligations with respect to the investment advisory and administration services we receive. Refer to “— Overview”. We incurred approximately $5.9 million for the Base Fee and approximately $2.1 million for administrative services for the year ended December 31, 2022. There were no Net Investment Income Incentive Fees incurred during the year ended December 31, 2022. Refer to “Note 7. Related Party Transactions” in the notes to our financial statements.

A summary of our significant contractual payment obligations is as follows as of December 31, 2022. Refer to “Note 5. Borrowings” in the notes to our financial statements.

Contractual obligations (in millions)	Principal Amount	Payments Due by Period
		Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
6.50% Unsecured Notes	$64.4	$—	$64.4	$—	$—
6.25% Unsecured Notes	44.8	—	—	44.8	—
5.50% Unsecured Notes	80.5	—	—	—	80.5
	$189.7	$—	$64.4	$44.8	$80.5

Off-Balance Sheet Arrangements

On October 18, 2019, we entered into a $10 million repurchase transaction facility (the “Repo Facility”) with Nomura Securities International, Inc. (“Nomura”). Pursuant to the Master Repurchase Agreement (“MRA”) and a transaction facility confirmation, the Company may sell securities to Nomura from time to time with a corresponding repurchase obligation at an agreed-upon price 30 to 60 days after the sale date (“Reverse Repo”). The Repo Facility had a funding cost of 1-month LIBOR plus 2.05% per annum for each Reverse Repo transaction and was subject to a facility fee of 0.85% per annum on the full $10 million facility amount. The Company accounts for these Reverse Repo transactions as secured financings for financial reporting purposes in accordance with GAAP. As of December 31, 2022 and 2021, there was no outstanding principal, or securities sold under the Repo Facility, as the Repo Facility expired on October 18, 2020.

Share Issuance and Repurchase Programs

On August 1, 2019, we entered into an Equity Distribution Agreement with Ladenburg Thalmann & Co. through which we offered for sale, from time to time, up to $150.0 million of the Company’s common stock through an At-the-Market (“ATM”) offering. We did not sell any shares of common stock under the ATM program during the years ended December 31, 2022 and 2021.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% immediately after such borrowing. As of December 31, 2022, our asset coverage for borrowed amounts was approximately 171%. As of December 31, 2021, our asset coverage for borrowed amounts was approximately 227%.

The following are our outstanding principal amounts, carrying values and fair values of our borrowings as of December 31, 2022 and December 31, 2021. The fair value of the 6.50% Unsecured Notes, 6.25% Unsecured Notes and 5.50% Unsecured Notes are based upon the closing price on the last day of the period. The 6.50% Unsecured Notes, 6.25% Unsecured Notes and 5.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQL”,“OXSQZ” and “OXSQG”, respectively).

	As of
($ in millions)	December 31, 2022			December 31, 2021
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
6.50% Unsecured Notes	$64.4	$64.0	$63.4	$64.4	$63.6	$65.1
6.25% Unsecured Notes	44.8	44.0	42.6	44.8	43.8	45.5
5.50% Unsecured Notes	80.5	78.3	70.0	80.5	78.0	80.7
Total	$189.7	$186.3	$176.0	$189.7	$185.4	$191.3

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of December 31, 2022 were 6.02% and 3.6 years, respectively, and as of December 31, 2021 were 6.02% and 4.6 years, respectively. The aggregate accrued interest which remained payable as of December 31, 2022 and 2021, was approximately $1.2 million.

The tables below summarize the components of interest expense for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
6.50% Unsecured Notes	$4,184.1	$324.7	$4,508.8
6.25% Unsecured Notes	2,799.4	233.2	3,032.6
5.50% Unsecured Notes	4,427.5	385.5	4,813.0
Total	$11,411.0	$943.4	$12,354.4
	Year Ended December 31, 2021
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
6.50% Unsecured Notes	$4,184.1	$324.7	$4,508.8
6.25% Unsecured Notes	2,799.4	233.2	3,032.6
5.50% Unsecured Notes	2,718.0	236.6	2,954.5
Total(1)	$9,701.5	$794.4	$10,495.9

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

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is taxable ordinary income or capital gains. The final determination of the nature of our distributions can only be made upon the filing of our tax return. We have until October 15, 2023 to file our U.S. federal income tax return for the year ended December 31, 2022.

The following table reflects the cash distributions, including distributions reinvested, if any, per share that we have paid on our common stock since the beginning of the 2020 fiscal year through 2022:

Date Declared	Record Date	Payment Date	Total Distributions		GAAP net investment income			Distributions in excess of/ (less than) GAAP net investment income(1)
Fiscal 2022
July 21, 2022	December 16, 2022	December 30, 2022	$0.035		$	N/A		$—
July 21, 2022	November 16, 2022	November 30, 2022	0.035			N/A		—
July 21, 2022	October 17, 2022	October 31, 2022	0.035			N/A		—
Total (Fourth Quarter 2022)			0.105			0.13		(0.03)

April 21, 2022	September 16, 2022	September 30, 2022	$0.035		$	N/A		$—
April 21, 2022	August 17, 2022	August 31, 2022	0.035			N/A		—
April 21, 2022	July 15, 2022	July 29, 2022	0.035			N/A		—
Total (Third Quarter 2022)			0.105			0.11		(0.01)

March 1, 2022	June 16, 2022	June 30, 2022	$0.035		$	N/A		$—
March 1, 2022	May 17, 2022	May 31, 2022	0.035			N/A		—
March 1, 2022	April 15, 2022	April 29, 2022	0.035			N/A		—
Total (Second Quarter 2022)			0.105			0.09		0.02

October 22, 2021	March 17, 2022	March 31, 2022	$0.035		$	N/A		$—
October 22, 2021	February 14, 2022	February 28, 2022	0.035			N/A		—
October 22, 2021	January 17, 2022	January 31, 2022	0.035			N/A		—
Total (First Quarter 2022)			0.105			0.09		0.02
Total (2022)			$0.420	(1)		$0.42		$—

Fiscal 2021
July 22, 2021	December 17, 2021	December 31, 2021	$0.035		$	N/A		$—
July 22, 2021	November 16, 2021	November 30, 2021	0.035			N/A		—
July 22, 2021	October 15, 2021	October 29, 2021	0.035			N/A		—
Total (Fourth Quarter 2021)			0.105			0.09		0.02

April 22, 2021	September 16, 2021	September 30, 2021	$0.035		$	N/A		$—
April 22, 2021	August 17, 2021	August 31, 2021	0.035			N/A		—
April 22, 2021	July 16, 2021	July 30, 2021	0.035			N/A		—
Total (Third Quarter 2021)			0.105			0.08		0.02

February 23, 2021	June 16, 2021	June 30, 2021	$0.035		$	N/A		$—
February 23, 2021	May 14, 2021	May 28, 2021	0.035			N/A		—
February 23, 2021	April 16, 2021	April 30, 2021	0.035			N/A		—
Total (Second Quarter 2021)			0.105			0.06		0.05

October 22, 2020	March 17, 2021	March 31, 2021	$0.035		$	N/A		$—
October 22, 2020	February 12, 2021	February 26, 2021	0.035			N/A		—
October 22, 2020	January 15, 2021	January 29, 2021	0.035			N/A		—
Total (First Quarter 2021)			0.105			0.10		—
Total (2021)			$0.420	(2)		$0.32	(4)	$0.10	(4)

Fiscal 2020
September 11, 2020	December 16, 2020	December 31, 2020	$0.035		$	N/A		$—
September 11, 2020	November 13, 2020	November 30, 2020	0.035			N/A		—
September 11, 2020	October 16, 2020	October 30, 2020	0.035			N/A		—
Total (Fourth Quarter 2020)			0.105			0.10		—

June 1, 2020	September 16, 2020	September 30, 2020	$0.035		$	N/A		$—
June 1, 2020	August 17, 2020	August 31, 2020	0.035			N/A		—
June 1, 2020	July 17, 2020	July 31, 2020	0.035			N/A		—
Total (Third Quarter 2020)			0.105			0.09		0.01

February 24, 2020	June 15, 2020	June 30, 2020	$0.067		$	N/A		$—
February 24, 2020	May 14, 2020	May 29, 2020	0.067			N/A		—
February 24, 2020	April 15, 2020	April 30, 2020	0.067			N/A		—
Total (Second Quarter 2020)			0.201			0.09		0.11

October 25, 2019	March 17, 2020	March 31, 2020	$0.067		$	N/A		$—
October 25, 2019	February 14, 2020	February 28, 2020	0.067			N/A		—
October 25, 2019	January 17, 2020	January 31, 2020	0.067			N/A		—
Total (First Quarter 2020)			0.201			0.13		0.07
Total (2020)			$0.612	(3)		$0.40	(4)	$0.21	(4)

____________

(1)      The tax characterization of cash distributions for the year ended December 31, 2022 will not be known until the tax return for such year is finalized. For the year ended December 31, 2022, the amounts and sources of distributions reported are only estimates and are not being provided for U.S. tax reporting purposes. The final determination of the source of all distributions in 2022 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

(2)      Cash distributions for the year ended December 31, 2021 represented 100% net investment income and therefore there was no tax return of capital.

(3)      Cash distributions for the year ended December 31, 2020 include a tax return of capital of approximately $0.38 per share.

(4)      Totals may not sum due to rounding.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. We consider the attributes of current market conditions on an on-going basis and have determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, substantially all of our fair valued investments are measured based upon Level 3 inputs as of December 31, 2022 and 2021.

Good Faith Determinations of Fair Value, Rule 2a-5 under the 1940 Act (“Rule 2a-5”) was adopted by the SEC in December 2020 and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Our Board of Directors has adopted valuation policies and procedures that are intended to comply with Rule 2a-5.

Our Board of Directors determines the value of our investment portfolio each quarter. In connection with that determination, members of Oxford Square Management’s portfolio management team prepare a quarterly analysis of each portfolio investment using the most recent portfolio company financial statements, forecasts and other relevant financial and operational information. We also engage third-party valuation firms to provide assistance in valuing certain of its syndicated loans and bilateral investments, including related equity investments, although our Board of Directors ultimately determines the appropriate valuation of each such investment. Changes in fair value, as described above, are recorded in the statements of operations as net change in unrealized appreciation/depreciation.

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

Bilateral Investments (Including Equity)

Bilateral investments (as defined below) for which market quotations are readily available are valued by an independent pricing agent or market maker. If such market quotations are not readily available, under the valuation procedures approved by our Board upon the recommendation of the Valuation Committee, a third-party valuation firm will prepare valuations for each of our bilateral investments that, when combined with all other investments in the same portfolio company, have a value as of the previous quarter of greater than or equal to 2.0% of its total assets as of the previous quarter. In addition, in those instances where a third-party valuation is prepared for a portfolio investment which meets the parameters noted above, the frequency of those third-party valuations is based upon the grade assigned to each such security under its credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. Bilateral investments which do not meet the parameters above are not required to have a third-party valuation and, in those instances, a valuation analysis will be prepared by Oxford Square Management. Oxford Square Management also retains the authority to seek, on our behalf, additional third party valuations with respect to both our bilateral portfolio securities and our syndicated loan investments. Our Board retains ultimate authority as to the third-party review cycle as well as the appropriate valuation of each investment.

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

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. We generally restore non-accrual loans to accrual status when past due principal and interest is paid and, in our judgment, is likely to remain current. As of December 31, 2022 and 2021, we had three debt investments that were on non-accrual status.

Interest income also includes a PIK component on certain investments in our portfolio. Refer to the section below, “Payment-In-Kind,” for a description of PIK income and its impact on interest income.

Payment-In-Kind

We have debt and preferred stock investments in our portfolio that contain contractual PIK provisions. PIK interest and preferred stock dividends are computed at their contractual rates and are accrued into income and added to the principal balances on the capitalization dates. Upon capitalization, the PIK portions of the investments are valued at their respective fair values. If we believe that a PIK is not fully expected to be realized, the PIK investment would be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends would be reversed from the related receivable through interest or dividend income, respectively. PIK investments on non-accrual status are restored to accrual status once it becomes probable that such PIK will be ultimately collectible in cash. For the years ended December 31, 2022 and 2021, no PIK preferred stock dividends were recognized as dividend income. For the years ended December 31, 2022 and 2021, no PIK interest was recognized as interest income.

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

We also record income on our investments in certain securitization vehicles (or “CLO warehouse facilities”) based on a stated rate per the underlying note purchase agreement plus accrued interest or, if there is no stated rate, then an estimated rate is calculated using a base case model projecting the timing of the ramp-up of the CLO warehouse facility. As of December 31, 2022 and 2021, we had no investments in CLO warehouse facilities.

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

RECENT DEVELOPMENTS

The following distributions payable to stockholders are shown below:

Date Declared	Record Dates	Payable Dates	Per Share Distribution Amount Declared
October 20, 2022	January 17, 2023	January 31, 2023	$0.035
October 20, 2022	February 14, 2023	February 28, 2023	$0.035
October 20, 2022	March 17, 2023	March 31, 2023	$0.035
March 16, 2023	April 14, 2023	April 28, 2023	$0.035
March 16, 2023	May 17, 2023	May 31, 2023	$0.035
March 16, 2023	June 16, 2023	June 30, 2023	$0.035

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2022, all debt investments in our portfolio were at variable interest rates, representing approximately $307.2 million in principal debt. As of December 31, 2022, all except three of our variable rate investments were income producing. The variable rates are generally based upon the five-year U.S. Department of Treasury note, the Prime rate, SOFR, or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain interest rate floors.

Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, including relative changes in different interest rates, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest-bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire leveraged loans, high yield bonds and other debt investments and the value of our investment portfolio.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Based on our Statements of Assets and Liabilities as of December 31, 2022, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates for our settled investments (considering interest rate floors for floating rate instruments), excluding CLO equity investments. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2022. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2022, and are only adjusted for assumed changes in the underlying base interest rates. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

Hypothetical Change in LIBOR	Estimated Percentage change in Investment Income
Up 300 basis points	17.6%
Up 200 basis points	11.7%
Up 100 basis points	5.9%
Down 25 basis points	(1.5)%
Down 50 basis points	(2.9)%
Down 100 basis points	(5.9)%

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Oxford Square Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Oxford Square Capital Corp. (the “Company”) as of December 31, 2022 and December 31, 2021, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2022 and 2021 by correspondence with the custodian, agent banks, and portfolio company investees. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of Syndicated Loan (Including Senior Secured Notes) and CLO Equity Level 3 Investments

As described in Notes 2 and 3 to the financial statements, the Company’s fair value of syndicated loans (comprised of senior secured notes) and CLO equity investments was $211.4 million and $98.9 million, respectively, as of December 31, 2022. Management applies judgment to the specific facts and circumstances of each level 3 investment when determining fair value, which involves the use of significant unobservable inputs with respect to (i) for syndicated loan investments: non-binding indicative bids received from agent banks, discount rates derived from estimated credit spreads, EBITDA multiples, and recent trading activity, and (ii) for CLO equity investments: indicative prices provided by a recognized industry pricing service, and the implied yield of such prices, supplemented by actual trades executed in the market at or around period-end, as well as indicative prices provided by brokers who arrange the transactions. For syndicated loan investments, when determining fair value, management also analyzes each syndicated loan by reviewing the portfolio company’s financial statements, covenant compliance and other business developments. Additionally, for syndicated loans that have certain attributes as discussed in Note 2, management uses a third-party valuation firm. For CLO equity investments, management considers, among other factors, operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults in determining fair value.

The principal considerations for our determination that performing procedures relating to the valuation of syndicated loan and CLO equity level 3 investments is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of syndicated loan and CLO equity level 3 investments, (ii) to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant unobservable inputs, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the valuation of syndicated loan and CLO equity level 3 investments, including controls over management’s methods, significant unobservable inputs, and data. These procedures also included, among others (i) developing an independent fair value estimate by obtaining independent pricing from third-party vendors, when available, and comparing management’s estimate to the independent estimate to evaluate the reasonableness of management’s estimate, and/or (ii) for a selection of investments, professionals with specialized skill and knowledge were used to assist in developing an independent range of prices using available market inputs, independently constructed models and independently determined significant unobservable inputs, and comparing management’s estimate to the independent range of prices to evaluate the reasonableness of management’s estimate. Developing an independent range of prices involved testing the completeness and accuracy of data provided by management.

Income from Securitization Vehicles and Investments

As described in Notes 2 and 8 to the financial statements, the Company recorded income from securitization vehicles and investments of $17.1 million for the year ended December 31, 2022, which represents income from investments in the equity class securities of CLO vehicles (typically income notes or subordinated notes). The Company’s income from securitization vehicles and investments is recorded using the effective interest method based upon estimated cash flows, amounts and timing, including those CLO equity investments that have not made their inaugural distribution for the relevant period end.

The principal considerations for our determination that performing procedures relating to the income from securitization vehicles and investments is a critical audit matter are (i) the significant judgment by management when developing the estimates of the income from securitization vehicles and investments; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to estimated cash flows, amounts and timing used in the effective interest method; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others (i) testing management’s process for developing the estimates of the income from securitization vehicles and investments; (ii) evaluating the appropriateness of the effective interest method; (iii) testing the completeness and accuracy of data used by management in the effective interest method; and (iv) the involvement of professionals with specialized skill and knowledge were used to assist in (a) calculating the effective yield for a selection of securities and (b) evaluating the reasonableness of management’s significant assumptions related to estimated cash flows, amounts and timing.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 23, 2023

We have served as the Company’s auditor since 2003.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2022	December 31, 2021
ASSETS
Non-affiliated/non-control investments (cost: $495,000,997 and $495,212,632, respectively)	$310,347,097	$420,038,717
Affiliated investments (cost: $16,836,822 and $16,836,822, respectively)	4,349,818	772,491
Cash and cash equivalents	9,019,164	9,015,700
Interest and distributions receivable	3,492,716	3,064,477
Other assets	785,640	615,109
Total assets	$327,994,435	$433,506,494
LIABILITIES
Notes payable – 6.50% Unsecured Notes, net of deferred issuance costs of $405,657 and $730,361, respectively	$63,964,568	$63,639,864
Notes payable – 6.25% Unsecured Notes, net of deferred issuance costs of $776,766 and $1,009,924, respectively	44,013,984	43,780,826
Notes payable – 5.50% Unsecured Notes, net of deferred issuance costs of $2,153,762 and $2,539,305, respectively	78,346,238	77,960,695
Base Fee and Net Investment Income Incentive Fee payable to affiliate	1,323,573	1,688,712
Accrued interest payable	1,216,109	1,216,109
Accrued expenses	458,001	625,163
Total liabilities	189,322,473	188,911,369
COMMITMENTS AND CONTINGENCIES (Note 9)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized; 49,844,796 and 49,690,059 shares issued and outstanding, respectively	498,447	496,900
Capital in excess of par value	434,737,950	434,462,322
Total distributable earnings/(accumulated losses)	(296,564,435)	(190,364,097)
Total net assets	138,671,962	244,595,125
Total liabilities and net assets	$327,994,435	$433,506,494
Net asset value per common share	$2.78	$4.92

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS
December 31, 2022

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes
Business Services
Access CIG, LLC
second lien senior secured notes, 11.82% (LIBOR + 7.75%), (0.00% floor) due February 27, 2026(4)(5)(14)(15)	February 14, 2018	$16,754,000	$16,801,208	$14,743,520

Convergint Technologies, LLC
first lien senior secured notes, 9.07% (SOFR+ 6.75%), (0.75% floor) due March 31, 2028(4)(5)(14)(31)	November 15, 2022	2,493,750	2,394,878	2,390,883
second lien senior secured notes, 11.13% (LIBOR + 6.75%), (0.75% floor) due March 29, 2029(4)(5)(14)(15)	March 18, 2021	11,000,000	10,957,972	9,661,630

OMNIA Partners, Inc.
second lien senior secured notes, 12.08% (SOFR + 7.50%), (0.00% floor) due May 22, 2026(4)(5)(6)(14)(30)	May 17, 2018	13,812,665	13,777,768	13,536,412

Premiere Global Services, Inc.
first lien senior secured notes, 13.00% (Prime Rate + 5.50%), (1.00% floor) due September 9, 2021(4)(5)(6)(17)(29)(32)	October 1, 2019	11,821,914	11,469,896	—
replacement revolver, 13.00% (Prime Rate + 5.50%), (1.00% floor) due January 31, 2023(4)(5)(17)(28)(29)	October 1, 2019	2,452,012	2,378,999	171,641
second lien senior secured notes, 0.50% Cash, 13.51% PIK (LIBOR + 9.00%) (1.00% floor) due June 6, 2024(3)(4)(5)(16)(17)	October 1, 2019	13,958,099	9,817,795	—

Verifone Systems, Inc.
first lien senior secured notes, 8.76% (LIBOR + 4.00%), (0.00% floor) due August 20, 2025(4)(5)(6)(14)(16)	August 9, 2018	14,063,666	13,471,768	12,870,505
Total Business Services			$81,070,284	$53,374,591	38.5%

Diversified Insurance
Affinion Insurance Solutions, Inc. (f/k/a AIS Intermediate, LLC)
first lien senior secured notes, 9.41% (LIBOR + 5.00%), (0.00% floor) due August 15, 2025(4)(5)(6)(14)(16)	January 7, 2021	$15,209,069	$14,898,830	$14,676,752
Total Diversified Insurance			$14,898,830	$14,676,752	10.6%

Healthcare
Careismatic Brands, Inc. (f/k/a New Trojan Parent, Inc.)
second lien senior secured notes, 11.63% (LIBOR + 7.25%), (0.50% floor) due January 5, 2029(4)(5)(14)(15)	January 22, 2021	$12,000,000	$11,945,298	$7,800,000

HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)
first lien senior secured notes, 8.88% (LIBOR + 4.50%), (0.00% floor) due April 3, 2025(4)(5)(6)(14)(15)	October 31, 2018	19,018,255	18,756,372	13,170,142

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2022

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
Viant Medical Holdings, Inc.
first lien senior secured notes, 8.13% (LIBOR + 3.75%), (0.00% floor) due July 2, 2025(4)(5)(6)(14)(15)	June 26, 2018	$9,575,000	$9,572,315	$8,412,021
second lien senior secured notes, 12.13% (LIBOR + 7.75%), (0.00% floor) due July 2, 2026(4)(5)(14)(15)	June 26, 2018	5,000,000	4,973,567	4,243,750
Total Healthcare			$45,247,552	$33,625,913	24.2%

Plastics Manufacturing
Spectrum Holdings III Corp. (f/k/a KPEX Holdings, Inc.)
first lien senior secured notes, 7.63% (LIBOR + 3.25%), (1.00% floor) due January 31, 2025(4)(5)(6)(14)(15)	June 24, 2020	$12,836,344	$12,373,909	$11,724,588
Total Plastics Manufacturing			$12,373,909	$11,724,588	8.5%

Software
Aspect Software, Inc.
first lien senior secured notes, 8.68% (LIBOR + 5.25%), (0.75% floor) due May 8, 2028(4)(5)(6)(10)(14)	May 18, 2021	$7,880,000	$7,772,873	$5,497,955
second lien senior secured notes, 14.20% (LIBOR + 9.00%), (0.75% floor) due May 7, 2029(4)(5)(10)(14)	May 3, 2021	7,000,000	6,817,051	4,655,000

Dodge Data & Analytics, LLC
first lien senior secured notes, 9.79% (SOFR + 4.75%), (0.50% floor) due February 23, 2029(4)(5)(6)(14)(25)	February 10, 2022	4,975,000	4,905,467	3,880,500
second lien senior secured notes, 13.29% (SOFR + 8.25%), (0.50% floor) due February 25, 2030(4)(5)(14)(25)	February 10, 2022	15,000,000	14,791,880	9,900,000

Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)
first lien senior secured notes, 8.19% (SOFR + 4.00%), (0.75% floor) due November 19, 2026(4)(5)(14)(30)	October 6, 2022	2,493,590	2,307,089	2,237,997
second lien senior secured notes, 10.94% (SOFR + 6.75%), (0.75% floor) due November 19, 2027(4)(5)(14)(30)	October 14, 2021	8,000,000	8,009,007	6,260,000

Magenta Buyer, LLC (f/k/a McAfee Enterprise)
first lien senior secured notes, 9.17% (LIBOR + 4.75%), (0.75% floor) due July 27, 2028(4)(5)(6)(14)(16)	May 17, 2022	1,989,950	1,887,340	1,693,945
second lien senior secured notes, 12.67% (LIBOR + 8.25%), (0.75% floor) due July 27, 2029(4)(5)(14)(16)	October 20, 2021	14,968,714	14,923,007	11,725,443

Quest Software, Inc.
first lien senior secured notes, 8.49% (SOFR + 4.25%), (0.50% floor) due February 1, 2029(4)(5)(6)(14)(30)	January 20, 2022	2,992,500	2,965,677	2,311,706
second lien senior secured notes, 11.74% (SOFR + 7.50%), (0.50% floor) due February 1, 2030(4)(5)(14)(30)	January 20, 2022	20,000,000	19,725,475	12,033,400

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2022

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
RSA Security, LLC
second lien senior secured notes, 12.11% (LIBOR + 7.75%), (0.75% floor) due April 27, 2029(4)(5)(14)(16)	April 16, 2021	$15,000,000	$14,770,630	$7,396,950

Veritas USA, Inc.
first lien senior secured notes, 9.73% (LIBOR + 5.00%), (1.00% floor) due September 1, 2025(4)(5)(16)	June 24, 2022	1,996,455	1,728,757	1,402,510
Total Software			$100,604,253	$68,995,406	49.8%

Telecommunication Services
ConvergeOne Holdings, Inc.
first lien senior secured notes, 9.38% (LIBOR + 5.00%), (0.00% floor) due January 4, 2026(4)(5)(6)(14)(15)	June 4, 2021	$5,294,644	$5,252,605	$3,040,820
second lien senior secured notes, 12.88% (LIBOR + 8.50%), (0.00% floor) due January 4, 2027(4)(5)(14)(15)	June 3, 2021	15,000,000	14,469,378	6,375,000

Global Tel Link Corp.
second lien senior secured notes, 14.24% (SOFR + 10.00%), (0.00% floor) due November 29, 2026(4)(5)(14)(30)	November 20, 2018	17,000,000	16,819,191	12,771,250
Total Telecommunication Services			$36,541,174	$22,187,070	16.0%

Utilities
CLEAResult Consulting, Inc.
second lien senior secured notes, 11.63% (LIBOR + 7.25%), (0.00% floor) due August 10, 2026(4)(5)(15)	August 3, 2018	$7,650,000	$7,660,899	$6,846,750
Total Utilities			$7,660,899	$6,846,750	4.9%
Total Senior Secured Notes			$298,396,901	$211,431,070	152.5%

Collateralized Loan Obligation – Equity Investments
Structured Finance
Atlas Senior Loan Fund XI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 26, 2031(9)(11)(12)(18)(24)	April 5, 2019	$5,725,000	$2,886,269	$1,030,500

Babson CLO Ltd. 2015-I
CLO subordinated notes, estimated yield 7.73% due January 21, 2031(9)(11)(12)(18)	July 26, 2018	8,512,727	2,329,462	1,106,655

BlueMountain CLO 2014-2 Ltd.
CLO subordinated notes, estimated yield 0.00% due October 20, 2030(9)(11)(12)(18)	April 3, 2019	6,374,000	1,921,345	828,620

Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 18, 2029(9)(11)(12)(18)(24)	March 19, 2013	6,250,000	583,940	44,512

Carlyle Global Market Strategies CLO 2021-6, Ltd.
CLO subordinated notes, estimated yield 13.46% due July 17, 2034(9)(11)(12)(14)(18)	June 30, 2021	29,600,000	22,063,681	16,280,000

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2022

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 9.69% due April 20, 2034(9)(11)(12)(13)(14)(18)(26)	October 23, 2013	$18,000,000	$11,828,545	$8,546,146

Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 11.22% due April 20, 2034(9)(11)(12)(18)	May 15, 2017	7,700,000	6,707,667	4,851,000

CIFC Funding 2014-3, Ltd.
CLO subordinated notes, estimated yield 0.00% due October 22, 2031(9)(11)(12)(18)(24)	January 24, 2017	10,000,000	4,030,013	1,700,000

Dryden 43 Senior Loan Fund
CLO subordinated notes, estimated yield 18.97% due April 20, 2034(9)(11)(12)(14)(18)	June 1, 2021	47,263,000	28,768,537	25,049,390

Madison Park Funding XVIII, Ltd.
CLO subordinated notes, estimated yield 23.29% due October 21, 2030(9)(11)(12)(18)(24)	May 22, 2020	12,500,000	4,826,353	4,750,000

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 15.97% due January 22, 2028(9)(11)(12)(18)(24)	May 11, 2016	5,422,500	3,222,384	2,331,675

Nassau 2019-I Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2031(9)(11)(12)(18)	April 11, 2019	23,500,000	12,209,486	2,820,000

Octagon Investment Partners 49, Ltd.
CLO subordinated notes, estimated yield 8.48% due January 18, 2033(9)(11)(12)(13)(14)(18)(26)	December 11, 2020	28,875,000	20,545,372	14,019,240

Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 25, 2030(9)(11)(12)(18)	August 1, 2018	45,500,000	23,465,553	5,460,000

PPM CLO 4, Ltd.
CLO subordinated notes, estimated yield 25.96% due October 18, 2034(9)(11)(12)(18)	September 28, 2022	7,000,000	4,020,078	4,060,000

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 17, 2026(9)(11)(12)(18)(24)	January 25, 2013	14,447,790	6,207,075	1,445

Telos CLO 2013-4, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 17, 2030(9)(11)(12)(18)(24)	May 20, 2015	11,350,000	5,228,852	353,246

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 17, 2028(9)(11)(12)(18)	April 11, 2014	28,500,000	18,179,226	285,000

THL Credit Wind River 2012-1 CLO, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 15, 2026(9)(11)(12)(18)	June 11, 2015	7,500,000	2,904,463	—

Venture XVII, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(24)	January 27, 2017	6,200,000	2,366,366	209,689

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2022

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Venture XX, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(24)	July 27, 2018	$3,000,000	$332,779	$—

Venture 35 CLO, Limited
CLO subordinated notes, estimated yield 45.87% due October 22, 2031(9)(11)(12)(18)	December 7, 2020	5,000,000	2,399,068	1,750,000

Venture 39 CLO, Limited
CLO subordinated notes, estimated yield 21.97% due April 15, 2033(9)(11)(12)(13)(18)(24)(26)	May 8, 2020	5,150,000	3,134,158	2,681,540

West CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 18, 2026(9)(11)(12)(18)(24)	May 12, 2017	9,250,000	1,173,126	74,000

Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 15, 2029(9)(11)(12)(13)(18)(26)	May 3, 2017	10,500,000	5,270,298	683,369
Total Structured Finance			$196,604,096	$98,916,027	71.3%
Total Collateralized Loan Obligation-Equity Investments			$196,604,096	$98,916,027	71.3%

Common Stock
IT Consulting
UniTek Global Services, Inc.
common equity(7)(27)	January 13, 2015	1,244,188	$684,960	$—
Total IT Consulting			$684,960	$—	0.0%
Total Common Stock			$684,960	$—	0.0%

Preferred Stock
IT Consulting
UniTek Global Services, Inc.
Series B Preferred Stock(3)(17)(21)(27)	June 26, 2019	16,430,149	$9,002,159	$—
Series B Senior Preferred Stock(3)(17)(22)(27)	June 26, 2019	8,334,223	4,535,443	500,053
Series B Super Senior Preferred Stock(3)(17)(23)(27)	June 26, 2019	4,694,835	2,614,260	3,849,765
Total IT Consulting			$16,151,862	$4,349,818	3.1%
Total Preferred Equity			$16,151,862	$4,349,818	3.1%

Total Investments in Securities(8)			$511,837,819	$314,696,915	226.9%

Cash Equivalents
First American Government Obligations Fund – Class Z Shares, 4.06%(14)(19)		7,345,514	$7,345,514	$7,345,514
Total Cash Equivalents			$7,345,514	$7,345,514	5.3%
Total Investments in Securities and Cash Equivalents			$519,183,333	$322,042,429	232.2%

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

(3)      As of December 31, 2022, the portfolio includes $13,958,099 principal amount of debt investments and 29,459,207 shares of preferred stock investments which contain a PIK provision.

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2022

(4)      Notes bear interest at variable rates and are subject to an interest rate floor where disclosed. The rate disclosed is as of December 31, 2022.

(5)      Cost value reflects accretion of original issue discount or market discount, or amortization of premium.

(6)      Cost value reflects repayment of principal.

(7)      Common stock investments were non-income producing as of December 31, 2022.

(8)      Aggregate gross unrealized appreciation for U.S. federal income tax purposes is $1,358,009; aggregate gross unrealized depreciation for U.S. federal income tax purposes is $223,179,960. Net unrealized depreciation is $221,821,951 based upon an estimated tax cost basis of $536,518,866 as of December 31, 2022.

(9)      Cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO equity investments.

(10)    The principal balance outstanding for this debt investment, in whole or in part, is indexed to 180-day LIBOR.

(11)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. The Company may include CLO equity side letter related investments within CLO equity subordinated notes line items, and those side letter related investments may represent qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2022, the Company held qualifying assets that represented 70.1% of its total assets.

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

(17)    As of December 31, 2022, this debt or preferred equity investment was on non-accrual status and no interest or dividend income has been recognized on this investment during the year ended December 31, 2022. The aggregate fair value of these investments was approximately $4.5 million.

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

(19)    Represents cash equivalents held in money market accounts as of December 31, 2022.

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

(26)    Cost value reflects amortization.

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2022

(27)    These investments are deemed to be an “affiliate,” as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned between 5% and 25% of its voting securities. We do not “control” any of our portfolio companies. Fair value as of December 31, 2022 and 2021 along with transactions during the year ended December 31, 2022 in these affiliated investments are as follows:

Name of Issuer	Title of Issue	Amount of Interest or Dividends Credited to Income(a)	Fair Value as of December 31, 2021	Gross Additions(b)	Gross Reductions(c)	Net Change in Unrealized Appreciation	Fair Value as of December 31, 2022
AFFILIATED INVESTMENT:
UniTek Global Systems, Inc	Common Stock	$—	$—	$—	$—	$—	$—
	Series B Preferred Stock	—	—	—	—	—	—
	Series B Senior Preferred Stock	—	—	—	—	500,053	500,053
	Series B Super Senior Preferred Stock	—	772,491	—	—	3,077,274	3,849,765
Total Affiliated Investment		—	772,491	—	—	3,577,327	4,349,818
Total Control Investment		—	—	—	—	—	—
TOTAL CONTROL AND AFFILIATED INVESTMENTS		$—	$772,491	$—	$—	$3,577,327	$4,349,818

____________

(a)       Represents the total amount of interest or distributions credited to income for the portion of the year an investment was an affiliate investment.

(b)       Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees. For the year ended December 31, 2022, a total of approximately $4.3 million of paid-in-kind dividends were entitled to be received yet deemed uncollectible.

(c)       Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs.

(28)    As part of a restructuring completed on September 17, 2021, a portion of the Company’s investment in the first lien senior secured notes of Premiere Global Services, Inc. was converted into a like amount of a new revolving credit facility (the “Replacement Revolver”). On December 15, 2022, the maturity date of the Replacement Revolver was amended from December 16, 2022 to January 31, 2023. The cost basis of the Replacement Revolver was established by allocating a portion of the cost basis from the first lien senior secured notes pro-rata based on the amount of principal that was converted from the first lien senior secured notes to the Replacement Revolver. The Replacement Revolver has no unfunded commitment and is on non-accrual status as of December 31, 2022. On March 15, 2023, the maturity date of the Replacement Revolver was amended to April 7, 2023, however as of December 31, 2022, the maturity date was January 31, 2023.

(29)    Note bears interest at 5.50%, plus the greater of: the Wall Street Journal quoted Prime Rate, Federal Funds effective rate plus 1.00%, or the one-month reserve adjusted Eurodollar Base Rate plus 1.00%. The rate disclosed is as of December 31, 2022.

(30)    The principal balance outstanding for this debt investment, in whole or in part, is indexed to 90-day SOFR.

(31)    The principal balance outstanding for this debt investment, in whole or in part, is indexed to 30-day SOFR.

(32)    The amended stated maturity date is June 8, 2023, however, a springing maturity date of September 9, 2021 is in effect as of December 31, 2022.

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

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$25,234,315	$17,440,229	$20,252,055
Income from securitization vehicles and investments	17,093,203	18,691,631	15,014,000
Other income	790,594	1,043,153	676,450
Total investment income from non-affiliated/ non-control investments	43,118,112	37,175,013	35,942,505
Total investment income	43,118,112	37,175,013	35,942,505
EXPENSES
Interest expense	12,354,392	10,495,897	7,878,906
Base Fee	5,903,986	6,287,173	4,525,034
Professional fees	1,393,116	1,910,390	1,545,279
Compensation expense	915,583	723,931	708,350
Director’s fees	417,500	490,500	441,500
Insurance	378,804	422,805	330,746
Transfer agent and custodian fees	231,241	222,581	206,686
General and administrative	835,912	521,541	591,512
Total expenses before incentive fees	22,430,534	21,074,818	16,228,013
Net Investment Income Incentive Fees	—	—	—
Capital gains incentive fees	—	—	—
Total incentive fees	—	—	—
Total expenses	22,430,534	21,074,818	16,228,013
Net investment income	20,687,578	16,100,195	19,714,492
Net change in unrealized (depreciation)/appreciation on investments:
Non-Affiliate/non-control investments	(109,479,985)	37,699,436	(7,029,647)
Affiliated investments	3,577,327	772,491	(2,816,790)
Total net change in unrealized (depreciation)/appreciation on investments	(105,902,658)	38,471,927	(9,846,437)
Net realized losses:
Non-affiliated/non-control investments…	(339,819)	(14,987,438)	(8,151,553)
Extinguishment of debt	—	—	(5,211)
Total net realized losses	(339,819)	(14,987,438)	(8,156,764)
Net (decrease)/increase in net assets resulting from operations	$(85,554,899)	$39,584,684	$1,711,291
Net increase in net assets resulting from net investment income per common share (Basic and Diluted):	$0.42	$0.32	$0.40
Net (decrease)/increase in net assets resulting from operations per common share (Basic and Diluted):	$(1.72)	$0.80	$0.03
Weighted average shares of common stock outstanding (Basic and Diluted):	49,757,122	49,624,851	49,477,215

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
(Decrease)/increase in net assets from operations:
Net investment income	$20,687,578	$16,100,195	$19,714,492
Net realized losses	(339,819)	(14,987,438)	(8,156,764)
Net change in unrealized (depreciation)/appreciation on investments	(105,902,658)	38,471,927	(9,846,437)
Net (decrease)/increase in net assets resulting from operations	(85,554,899)	39,584,684	1,711,291
Distributions to stockholders
Distributions from net investment income	(20,897,611)	(20,842,166)	(30,265,733)
Total distributions to stockholders	(20,897,611)	(20,842,166)	(30,265,733)

Capital share transactions:
Issuance of common stock (net of underwriting fees and offering costs of $0, $0, and $51,779, respectively)	—	—	5,821,240
Reinvestment of distributions	529,347	426,081	161,186
Net increase in net assets from capital share transactions	529,347	426,081	5,982,426
Total (decrease)/increase in net assets	(105,923,163)	19,168,599	(22,572,016)
Net assets at beginning of year	244,595,125	225,426,526	247,998,542
Net assets at end of year	$138,671,962	$244,595,125	$225,426,526
Capital share activity:
Shares issued	—	—	1,098,277
Shares issued from reinvestment of distributions	154,737	100,452	42,343
Net increase in capital share activity	154,737	100,452	1,140,620

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease)/increase in net assets resulting from operations	$(85,554,899)	$39,584,684	$1,711,291
Adjustments to reconcile net (decrease)/increase in net assets resulting from operations to net cash provided by/(used in) operating activities:
Accretion of discounts on investments	(880,671)	(740,731)	(1,397,699)
Accretion of discount on notes payable and deferred debt issuance costs	943,405	794,417	569,436
Non-cash interest and dividend income due to PIK.	—	—	(271,034)
Purchases of investments	(84,214,030)	(202,009,511)	(70,657,776)
Repayments of principal	50,015,712	24,281,080	80,361,495
Proceeds from the sale of investments	14,580,000	16,139,405	53,336,817
Net realized losses on investments	339,819	14,987,438	8,151,553
Reductions to CLO equity cost value	20,370,805	37,470,482	12,964,760
Net change in unrealized depreciation/(appreciation) on investments	105,902,658	(38,471,927)	9,846,437
(Increase)/decrease in interest and distributions receivable	(428,239)	(765,218)	1,180,777
Increase in other assets.	(170,531)	(17,871)	(73,612)
Increase/(decrease) in accrued interest payable.	—	737,918	(154,044)
(Decrease)/increase in Base Fee and Net Investment Income Incentive Fee payable	(365,139)	529,009	(320,950)
(Decrease)/increase in accrued expenses	(167,162)	51,186	(197,197)
Net cash provided by/(used in) operating activities	20,371,728	(107,429,639)	95,050,254

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid (net of stock issued under distribution reinvestment plan of $529,347, $426,081 and $161,186, respectively)	(20,368,264)	(20,416,085)	(30,104,547)
Repayment of credit facility	—	—	(28,090,601)
Proceeds from issuance of notes payable – 5.50% Unsecured Notes	—	80,500,000	—
Debt issuance costs	—	(2,775,860)	—
Proceeds from issuance of common stock	—	—	5,873,019
Underwriting fees and offering costs for the issuance of common stock	—	—	(51,779)
Net cash (used in)/provided by financing activities	(20,368,264)	57,308,055	(52,373,908)
Net increase/(decrease) in cash equivalents and restricted cash	3,464	(50,121,584)	42,676,346
Cash, cash equivalents and restricted cash, beginning of year	9,015,700	59,137,284	16,460,938
Cash and cash equivalents, end of year	$9,019,164	$9,015,700	$59,137,284

NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with distribution reinvestment plan	$529,347	$426,081	$161,186

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$11,410,987	$8,963,563	$7,468,666
Securities sold not settled	$—	$—	$950,000
Securities purchased not settled	$—	$—	$23,156,556

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

On July 2, 2020, the Company dissolved Oxford Square Funding 2018, LLC (“OXSQ Funding”) pursuant to Delaware law by filing a certificate of cancellation with the Secretary of State in Delaware. As such, the December 31, 2022 and 2021 statements only represent the operations of the Company and do not include any consolidated entities. The Company’s consolidated statements for the year ended December 31, 2020, however, included the activities of the wholly-owned OXSQ Funding subsidiary. OXSQ Funding, was a special purpose vehicle formed for the purpose of entering into a credit facility (the “Credit Facility”) with Citibank, N.A. Refer to “Note 5. Borrowings” for additional information on the Company’s borrowings.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary, OXSQ Funding for the period during which it was held. All inter-company accounts and transactions have been eliminated upon consolidation.

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
DECEMBER 31, 2022

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

CONSOLIDATION

As provided under Regulation S-X and ASC Topic 946-810, Consolidation (“ASC 946-810”), the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or a controlled operating company whose business consists of providing services to the Company for the periods during which it was held. The Company previously consolidated OXSQ Funding in its financial statements in accordance with ASC 946-810 until it was dissolved in July 2020.

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

INVESTMENT VALUATION

The Company determines its investment portfolio at fair value in accordance with the provisions of ASC 820, Fair Value Measurement (“ASC 820”) and Rule 2a-5 under the 1940 Act (“Rule 2a-5”). Estimates made in the preparation of the Company’s financial statements include the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. The Company believes that there is no single definitive method for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments the Company makes. The Company is required to specifically fair value each individual investment on a quarterly basis.

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, all of the Company’s investments are based upon Level 3 inputs as of December 31, 2022 and 2021.

Good Faith Determinations of Fair Value, Rule 2a-5 was adopted by the SEC in December 2020 and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Our Board of Directors has adopted valuation policies and procedures that are intended to comply with Rule 2a-5.

The Board of Directors determines the value of its investment portfolio each quarter. In connection with that determination, members of Oxford Square Management’s portfolio management team prepare a quarterly analysis of each portfolio investment using the most recent portfolio company financial statements, forecasts and other relevant financial and operational information. The Company has and may continue to engage third-party valuation firms to provide assistance in valuing certain of its syndicated loans and bilateral investments, including related

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

equity investments, although the Board of Directors ultimately determines the appropriate valuation of each such investment. Changes in fair value, as described above, are recorded in the statements of operations as net change in unrealized appreciation/depreciation on investments.

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
DECEMBER 31, 2022

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Bilateral Investments (Including Equity)

Bilateral investments (as defined below) for which market quotations are readily available are valued by an independent pricing agent or market maker. If such market quotations are not readily available, under the valuation procedures approved by the Board, upon the recommendation of the Valuation Committee, a third-party valuation firm will prepare valuations for each of OXSQ’s bilateral investments that, when combined with all other investments in the same portfolio company, have a value as of the previous quarter of greater than or equal to 2.0% of its total assets as of the previous quarter. In addition, in those instances where a third-party valuation is prepared for a portfolio investment which meets the parameters noted above, the frequency of those third-party valuations is based upon the grade assigned to each such security under its credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. Bilateral investments which do not meet the parameters above are not required to have a third-party valuation and, in those instances, a valuation analysis will be prepared by Oxford Square Management. All information is presented to the Board for its determination of fair value of these investments.

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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of December 31, 2022 and 2021, the Company had three debt investments that were on non-accrual status. As of December 31, 2020, the Company had two debt investments that were on non-accrual status.

Interest income also includes a payment-in-kind (“PIK”) component on certain investments in the Company’s portfolio. Refer to the section below, “Payment-In-Kind,” for a description of PIK income and its impact on interest income.

Payment-In-Kind

The Company has debt and preferred stock investments in its portfolio that contain contractual PIK provisions. PIK interest and preferred stock dividends are computed at their contractual rates and are accrued into income and recorded as interest and dividend income, respectively. The PIK amounts are added to the principal balances on the capitalization dates. Upon capitalization, the PIK portions of the investments are valued at their respective fair values. If the Company believes that a PIK is not fully expected to be realized, the PIK investment would be placed

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends would be reversed from the related receivable through interest or dividend income, respectively. PIK investments on non-accrual status are restored to accrual status once it becomes probable that such PIK will be ultimately collectible in cash. For the years ended December 31, 2022 and 2021, no PIK interest was recognized as interest income. For the year ended December 31, 2020, approximately $271,000 of PIK interest was recognized as interest income. For years ended December 31, 2022, 2021 and 2020, the Company did not recognize dividend income due to PIK on its preferred stock investments.

Income from Securitization Vehicles and Investments

Income from investments in the equity class securities of CLO vehicles (typically income notes or subordinated notes) is recorded using the effective interest method in accordance with the provisions of ASC 325-40, Beneficial Interests in Securitized Financial Assets, based upon estimated cash flows, amounts and timing, including those CLO equity investments that have not made their inaugural distribution for the relevant period end. We monitor the expected residual payments, and effective yield is determined and updated periodically, as needed. Accordingly, investment income recognized on CLO equity securities in the statements of operations differs from both the tax-basis investment income and from the cash distributions actually received by the Company during the period.

The Company also records income on its investments in CLO warehouse facilities based on a stated rate per the underlying note purchase agreement plus accrued interest or, if there is no stated rate, then an estimated rate is calculated using a base case model projecting the timing of the ramp-up of the CLO warehouse facility. For the years ended December 31, 2022, 2021 and 2020, no income was recognized related to CLO warehouse facilities.

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

Preferred Stock Dividends

The Company holds preferred stock investments in its portfolio that contain cumulative preferred dividends that accumulate quarterly. The Company will generally record cumulative preferred dividends as investment income when they are received or declared by the portfolio company’s board of directors or upon any voluntary or involuntary liquidation, dissolution or winding up of the portfolio company, and are collectible. There were no cumulative preferred dividends recorded as dividend income during the years ended December 31, 2022, 2021 and 2020, as the Company deemed them to be uncollectible.

DEFERRED DEBT ISSUANCE COSTS

Deferred debt issuance costs consist of fees and expenses incurred in connection with the closing or amending of credit facilities and debt offerings, and are capitalized at the time of payment. These costs are amortized using the straight line method over the terms of the respective credit facilities and debt securities. The amortized expenses are included in interest expense in the Company’s financial statements. The unamortized deferred debt issuance costs are included on the Company’s statements of assets and liabilities as a direct deduction from the related debt liability. Upon early termination or partial principal pay down of debt, or a credit facility, the unamortized costs related to such debt are accelerated into realized losses on extinguishment of debt on the Company’s statements of operations.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

The Company has previously entered into an agreement whereby it may sell securities to be repurchased at an agreed-upon price and date. Under such an agreement, the Company will account for these transactions as collateralized financing transactions which are recorded at the contracted repurchase amount plus interest. The Company’s securities sold under the agreement to repurchase are carried at cost. As of December 31, 2022 and 2021, there was no outstanding principal, or securities sold under a repurchase facility. Refer to “Note 5. Borrowings” for further details.

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
DECEMBER 31, 2022

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The Company recognizes the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained, assuming examination by tax authorities. Through December 31, 2022, management has analyzed the Company’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions expected to be taken in the Company’s 2022 tax returns. The Company identifies its major tax jurisdictions as U.S Federal and Connecticut State. The Company did not have any uncertain tax positions that met the recognition measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company’s current tax year, 2021, 2020, and 2019 federal tax returns remain subject to examination by the Internal Revenue Service.

For tax purposes, the cost basis of the portfolio investments as of December 31, 2022 and 2021, was approximately $536,518,866 and $527,385,739, respectively.

NOTE 3. FAIR VALUE

The Company’s assets measured at fair value by investment type on a recurring basis as of December 31, 2022 were as follows:
	Fair Value Measurements at Reporting Date Using
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$—	$—	$211.4	$211.4
CLO Equity	—	—	98.9	98.9
Equity and Other Investments	—	—	4.3	4.3
Total Investments at fair value(1)	—	—	314.7	314.7
Cash equivalents	7.3	—	—	7.3
Total assets at fair value(1)	$7.3	$—	$314.7	$322.0

____________

(1)      Totals may not sum due to rounding.

The Company’s assets measured at fair value by investment type on a recurring basis as of December 31, 2021 were as follows:
	Fair Value Measurements at Reporting Date Using
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$—	$—	$264.5	$264.5
CLO Equity	—	—	155.6	155.6
Equity and Other Investments	—	—	0.8	0.8
Total Investments at fair value(1)	—	—	420.8	420.8
Cash equivalents	8.4	—	—	8.4
Total assets at fair value(1)	$8.4	$—	$420.8	$429.2

____________

(1)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 3. FAIR VALUE (cont.)

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2022 and 2021, respectively. The Company’s Valuation Policy, which was previously approved by the Board, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or Oxford Square Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the tables below are based on fair values for all debt related calculations and CLO equity.
	Quantitative Information about Level 3 Fair Value Measurements			Range/Weighted Average(1)	Impact to Fair Value from an Increase in Input(2)
Assets ($ in millions)	Fair Value as of December 31, 2022	Valuation Techniques/ Methodologies	Unobservable Input
Senior Secured Notes	$201.4	Market quotes	NBIB(3)	42.5% – 98.0%/75.6%	NA
	9.8	Recent transactions	Actual trade/payoff(4)	70.3% – 89.8%/78.9%	NA
	0.2	Enterprise value(8)	Market price indicator	$2.0 million	Increase
CLO Equity	78.9	Market quotes	NBIB(3)	0.0% – 63.0%/26.1%	NA
	18.6	Yield Analysis	Yield	4.5% – 19.9%/18.0%	Decrease
	1.3	Discounted cash flow(6)	Discount rate(7)	18.4% – 23.2%/19.1%	Decrease
	0.1	Liquidation Net Asset Value(10)	NBIB(3)	0.0% – 0.8%/0.5%	NA
Equity/Other Investments	4.3	Enterprise value(8)	LTM EBITDA(9)	$26.5 million/ncm(5)	Increase
			Market multiples(9)	7.75x – 8.75x/8.3x	Increase
Total Fair Value for Level 3 Investments(11)	$314.7

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

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 3. FAIR VALUE (cont.)

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

(11)    Totals may not sum due to rounding.
	Quantitative Information about Level 3 Fair Value Measurements			Range/Weighted Average(1)	Impact to Fair Value from an Increase in Input(2)
Assets ($ in millions)	Fair Value as of December 31, 2021	Valuation Techniques/ Methodologies	Unobservable Input
Senior Secured Notes	$230.5	Market quotes	NBIB(3)	91.0% – 100.0%/97.0%	NA
	32.7	Recent transactions	Actual trade/payoff(4)	94.5% – 100.3%/97.9%	NA
	1.3	Enterprise value(8)	NCY+1 EBITDA(9)	$12.3 million/ncm(5)	Increase
			Market multiples(9)	5.5x – 6.5x/ncm(5)	Increase
CLO Equity	149.1	Market quotes	NBIB(3)	8.7% – 83.0%/48.0%	NA
	3.4	Recent transactions	Actual trade/payoff(4)	90.1%/ncm(5)	NA
	1.8	Discounted cash flow(6)	Discount rate(7)	10.8% – 12.9%/12.5%	Decrease
	1.3	Liquidation Net Asset Value(10)	NBIB(3)	0.3% – 5.8%/3.1%	NA
Equity/Other Investments	0.8	Enterprise value(8)	NCY EBITDA(9)	$18.1 million/ncm(5)	Increase
			NCY+1 EBITDA(9)	$25.0 million/ncm(5)	Increase
			Market multiples(9)	5.75x – 9.0x/7.4x	Increase
Total Fair Value for Level 3 Investments(11)	$420.8

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

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 3. FAIR VALUE (cont.)

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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2022 and the level of each financial liability within the fair value hierarchy:
($ in millions)	Carrying Value(1)	Fair Value(2)	Level 1	Level 2	Level 3
6.50% Unsecured Notes	$64.0	$63.4	$—	$63.4	$—
6.25% Unsecured Notes	44.0	42.6	—	42.6	—
5.50% Unsecured Notes	78.3	70.0	—	70.0	—
Total	$186.3	$176.0	$—	$176.0	$—

____________

(1)      Carrying value is net of unamortized deferred debt issuance costs. Unamortized deferred debt issuance costs associated with the 6.50% Unsecured Notes totaled approximately $0.4 million as of December 31, 2022. Unamortized deferred debt issuance costs associated with the 6.25% Unsecured Notes totaled approximately $0.8 million as of December 31, 2022. Unamortized deferred debt issuance costs associated with the 5.50% Unsecured Notes totaled approximately $2.2 million as of December 31, 2022.

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
DECEMBER 31, 2022

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

A reconciliation of the fair value of investments for the year ended December 31, 2022, utilizing significant unobservable inputs, is as follows:
($ in millions)	Senior Secured Notes	CLO Equity	Equity and Other Investments	Total(2)
Balance at December 31, 2021	$264.5	$155.6	$0.8	$420.8
Net realized losses included in earnings	—	(0.3)	—	(0.3)
Net unrealized (depreciation)/appreciation included in earnings	(61.0)	(48.5)	3.6	(105.9)
Accretion of discount	0.9	—	—	0.9
Purchases	57.0	27.2	—	84.2
Repayments and Sales	(50.0)	(14.6)	—	(64.6)
Reductions to CLO Equity cost value(1)	—	(20.4)	—	(20.4)
Transfers in and/or (out) of level 3	—	—	—	—
Balance at December 31, 2022(2)	$211.4	$98.9	$4.3	$314.7
Net change in unrealized depreciation on Level 3 investments still held as of December 31, 2022	$(61.1)	$(47.7)	$3.6	$(105.2)

____________

(1)      Reduction to CLO equity cost value of approximately $20.4 million represented the distributions received, or entitled to be received, on the Company’s investments held in CLO equity subordinated and income notes of approximately $37.3 million, plus the amortization of cost of the Company’s CLO fee notes of approximately $128,000, less the effective yield interest income recognized on the Company’s CLO equity subordinated and income notes of approximately $17.1 million.

(2)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

(2)      Totals may not sum due to rounding.

The following table shows the fair value of the Company’s portfolio of investments by asset class as of December 31, 2022 and 2021:
	December 31, 2022		December 31, 2021
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$211.4	67.2%	$264.5	62.8%
CLO Equity	98.9	31.4%	155.6	37.0%
Equity and Other Investments	4.3	1.4%	0.8	0.2%
Total(1)	$314.7	100.0%	$420.8	100.0%

____________

(1)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 4. CASH AND CASH EQUIVALENTS

At December 31, 2022 and December 31, 2021, respectively, cash and cash equivalents were as follows:
	December 31, 2022	December 31, 2021
Cash	$1,673,650	$617,546
Cash Equivalents	7,345,514	8,398,154
Total Cash and Cash Equivalents	$9,019,164	$9,015,700

For further details regarding the composition of cash and cash equivalents, refer to “Note 2. Summary of Significant Accounting Policies.”

NOTE 5. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% immediately after such borrowing. As of December 31, 2022 and 2021, the Company’s asset coverage for borrowed amounts was approximately 171% and 227%, respectively.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of December 31, 2022 and December 31, 2021. The fair value of the 6.50% Unsecured Notes is based upon the closing price on the last day of the period. The 6.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQL”). The fair value of the 6.25% Unsecured Notes is based upon the closing price on the last day of the period. The 6.25% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQZ”). The fair value of the 5.50% Unsecured Notes is based upon the closing price on the last day of the period. The 5.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQG”).
	As of
	December 31, 2022			December 31, 2021
($ in millions)	Principal Amount	Carrying Value(1)	Fair Value	Principal Amount	Carrying Value(1)	Fair Value
6.50% Unsecured Notes	$64.4	$64.0	$63.4	$64.4	$63.6	$65.1
6.25% Unsecured Notes	44.8	44.0	42.6	44.8	43.8	45.5
5.50% Unsecured Notes	80.5	78.3	70.0	80.5	78.0	80.7
Total	$189.7	$186.3	$176.0	$189.7	$185.4	$191.3

____________

(1)      The Carrying Value represents the aggregate principal amount outstanding less the unamortized deferred issuance costs. As of December 31, 2022, the total unamortized deferred issuance costs for the 6.50% Unsecured Notes, 6.25% Unsecured Notes, and 5.50% Unsecured Notes was approximately $0.4 million, $0.8 million, and $2.2 million, respectively. As of December 31, 2021, the total unamortized deferred issuance costs for the 6.50% Unsecured Notes, 6.25% Unsecured Notes, and 5.50% Unsecured Notes was approximately $0.7 million, $1.0 million, and $2.5 million, respectively.

The weighted average stated interest rate and weighted average maturity on the Company’s borrowings as of December 31, 2022 were 6.02% and 3.6 years, respectively, and as of December 31, 2021 were 6.02% and 4.6 years, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 5. BORROWINGS (cont.)

The table below summarizes the components of interest expense for the years ended December 31, 2022, 2021 and 2020:
	Year Ended December 31, 2022
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
6.50% Unsecured Notes	$4,184.1	$324.7	$4,508.8
6.25% Unsecured Notes	2,799.4	233.2	3,032.6
5.50% Unsecured Notes	4,427.5	385.5	4,813.0
Total	$11,411.0	$943.4	$12,354.4
	Year Ended December 31, 2021
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total(1)
6.50% Unsecured Notes	$4,184.1	$324.7	$4,508.8
6.25% Unsecured Notes	2,799.4	233.2	3,032.6
5.50% Unsecured Notes	2,718.0	236.6	2,954.5
Total(1)	$9,701.5	$794.4	$10,495.9

____________

(1)      Totals may not sum due to rounding.
	Year Ended December 31, 2020
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total(1)
6.50% Unsecured Notes	$4,184.1	$325.6	$4,509.7
6.25% Unsecured Notes	2,799.4	233.8	3,033.2
Credit Facility(2)	262.2	4.8	267.0
Repo Facility	68.9	—	68.9
Total(1)	$7,314.6	$564.2	$7,878.9

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

The aggregate accrued interest payable on the 6.50% Unsecured Notes as of December 31, 2022 was approximately $12,000, which was approximately the same as of December 31, 2021. As of December 31, 2022 and December 31, 2021, the Company had unamortized deferred debt issuance costs relating to the 6.50% Unsecured Notes of approximately $0.4 million and $0.7 million, respectively. The deferred debt issuance costs are being amortized over the term of the 6.50% Unsecured Notes and are included in interest expense in the statements of operations. The cash paid and the effective annualized interest rate for the year ended December 31, 2022 were approximately $4.2 million and 7.00%, respectively. The cash paid and the effective annualized interest rate for the year ended December 31, 2021 were approximately $4.2 million and 7.00%, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 5. BORROWINGS (cont.)

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

The aggregate accrued interest payable on the 6.25% Unsecured Notes as of December 31, 2022 was approximately $0.5 million, which was approximately the same as of December 31, 2021. As of December 31, 2022 and 2021, the Company had unamortized deferred debt issuance costs of approximately $0.8 million and $1.0 million, respectively, relating to the 6.25% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 6.25% Unsecured Notes and are included in interest expense in the statements of operations. The cash paid and the effective annualized interest rate for the year ended December 31, 2022 were approximately $2.8 million and 6.77%, respectively. The cash paid and the effective annualized interest rate for the year ended December 31, 2021 were approximately $2.8 million and 6.77%, respectively.

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

The aggregate accrued interest payable on the 5.50% Unsecured Notes as of December 31, 2022 was approximately $0.7 million, which was approximately the same as of December 31, 2021. As of December 31, 2022 and 2021, the Company had unamortized deferred debt issuance costs of approximately $2.2 million and $2.5 million, respectively, relating to the 5.50% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 5.50% Unsecured Notes and are included in interest expense in the statements of operations. The cash paid and the effective annualized interest rate for the year ended December 31, 2022 were approximately $4.4 million and 5.98%, respectively. The cash paid and the effective annualized interest rate for the year ended December 31, 2021 were approximately $2.0 million and 5.93%, respectively.

NOTE 6. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from net investment income per share for the years ended December 31, 2022, 2021 and 2020:
	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Net increase in net assets resulting from net investment income per common share – basic and diluted:
Net investment income	$20,687,578	$16,100,195	$19,714,492
Weighted average common shares outstanding – basic	49,757,122	49,624,851	49,477,215
Net increase in net assets resulting from net investment income per common share – basic and diluted	$0.42	$0.32	$0.40

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 6. EARNINGS PER SHARE (cont.)

The following table sets forth the computation of basic and diluted net increase/(decrease) in net assets resulting from operations per share for the years ended December 31, 2022, 2021 and 2020:
	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Net (decrease)/increase in net assets resulting from operations per common share – basic and diluted:
Net (decrease)/increase in net assets resulting from operations	$(85,554,899)	$39,584,684	$1,711,291
Weighted average common shares outstanding – basic	49,757,122	49,624,851	49,477,215
Net (decrease)/increase in net assets resulting from operations per common share – basic and diluted	$(1.72)	$0.80	$0.03

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

As described in greater detail under Item 1. Business — Investment Advisory Agreement — Advisory Fee in this Annual Report on Form 10-K for the year ended December 31, 2022, the Company first calculates the Base Fee and any incentive fee under the terms of the Investment Advisory Agreement, then calculates the Base Fee and any incentive fee under the terms of the fee waiver letter unilaterally adopted by Oxford Square Management, effective April 1, 2016 (the “2016 Fee Waiver”), and, finally, adopts the lower of the two combined results as the total fees payable to Oxford Square Management.

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
DECEMBER 31, 2022

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

The following table represents the portion of the total advisory fee ascribed to the Base Fee (pursuant to the 2016 Fee Waiver calculation) for the years ended December 31, 2022, 2021 and 2020, respectively:
($ in millions)	Year ended December 31, 2022	Year ended December 31, 2021	Year ended December 31, 2020
Base Fee	$5.9	$6.3	$4.5

The Base Fee payable to Oxford Square Management as of December 31, 2022 and 2021 was approximately $1.3 million and $1.7 million, respectively.

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

•        Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to one-fourth of an annual “hurdle rate.” The annual hurdle rate is determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rates for the 2022, 2021 and 2020 calendar years, calculated as of the immediately preceding December 31, were 6.26%, 5.36%, and 6.69%, respectively, under the terms of the Investment Advisory Agreement. The Company’s net investment income (to the extent not distributed to shareholders) used to calculate the Net Investment Income Incentive Fee was also included in the amount of gross assets used to calculate the 2% Base Fee.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

The following table represents the portion of the total advisory fee ascribed to Net Investment Income Incentive Fees (pursuant to the 2016 Fee Waiver calculation) for each of the years ended December 31, 2022, 2021 and 2020, respectively:
($ in millions)	Year ended December 31, 2022	Year ended December 31, 2021	Year ended December 31, 2020
Net Investment Income Incentive Fee	$—	$—	$—

There was no Net Investment Income Incentive Fee payable to Oxford Square Management as of December 31, 2022 and 2021.

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

There were no Capital Gains Incentive Fees based on hypothetical liquidation for the years ended December 31, 2022, 2021 and 2020. There were no accrued Capital Gains Incentive Fees payable to Oxford Square Management as of December 31, 2022 and 2021.

Administration Agreement

The Company has also entered into the Administration Agreement with Oxford Funds under which Oxford Funds provides administrative services for the Company. The Company pays Oxford Funds an allocable portion of overhead and other expenses incurred by Oxford Funds on its behalf under the Administration Agreement, including

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

a portion of the rent and the compensation of the chief financial officer, accounting staff and other administrative support personnel, which creates potential conflicts of interest that the Board must monitor. The Company also reimburses Oxford Funds for the costs associated with the functions performed by the Company’s Chief Compliance Officer that Oxford Funds pays on the Company’s behalf pursuant to the terms of an agreement between the Company and ACA Group.

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

For the years ended December 31, 2022, 2021 and 2020, the Company incurred approximately $916,000, $724,000 and $708,000, respectively, in compensation expenses for the services of employees allocated to the administrative activities of the Company, pursuant to the Administration Agreement with Oxford Funds. In addition, the Company incurred approximately $62,000, $58,000, and $50,000 for facility costs allocated under the Administration Agreement for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, there was approximately $31,000 payable under the Administration Agreement. As of December 31, 2021 and 2020, there were no amounts payable under the Administration Agreement.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 8. INVESTMENT INCOME

The following table sets forth the components of investment income for the years ended December 31, 2022, 2021 and 2020, respectively:
	December 31, 2022	December 31, 2021	December 31, 2020
Interest Income
Stated interest income	$23,954,078	$16,142,294	$17,374,998
Original issue discount and market discount income	880,671	740,731	1,397,699
Payment-in-kind interest income	—	—	271,034
Discount income derived from unscheduled remittances at par	399,566	557,204	1,208,324
Total interest income	25,234,315	17,440,229	20,252,055
Income from securitization vehicles and investments	17,093,203	18,691,631	15,014,000
Other income
Fee letters	544,267	405,010	369,231
Loan prepayment and bond call fees	—	300,000	200,000
All other fees	246,327	338,143	107,219
Total other income	790,594	1,043,153	676,450
Total investment income	$43,118,112	$37,175,013	$35,942,505

The 1940 Act requires that a BDC offer significant managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the years ended December 31, 2022, 2021 and 2020, the Company received no fee income for managerial assistance.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 10. FINANCIAL HIGHLIGHTS

The following information sets forth the Company’s financial highlights for the years ending December 31, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015, 2014, and 2013.
	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Per Share Data
Net asset value at beginning of year	$4.92	$4.55	$5.12	$6.60	$7.55	$7.50	$6.40	$8.64	$9.85	$9.90
Net investment income(1)(7)	0.42	0.32	0.40	0.81	0.67	0.60	0.52	0.66	1.11	1.09
Net realized and unrealized (losses)/gains(2)(7)	(2.14)	0.47	(0.36)	(1.49)	(0.91)	0.25	1.62	(1.85)	(1.14)	0.06
Net (decrease)/increase in net assets resulting from operations	(1.72)	0.79	0.04	(0.68)	(0.24)	0.85	2.14	(1.19)	(0.03)	1.15
Distributions per share from net investment income	(0.42)	(0.42)	(0.61)	(0.80)	(0.73)	(0.66)	(1.06)	(1.14)	(1.00)	(1.16)
Distributions based on weighted average share impact	—	—	—	—	0.01	—	0.01	0.01	(0.03)	(0.04)
Tax return of capital distributions	—	—	—	—	(0.07)	(0.14)	(0.10)	—	(0.16)	—
Total distributions(3)	(0.42)	(0.42)	(0.61)	(0.80)	(0.79)	(0.80)	(1.15)	(1.13)	(1.19)	(1.20)
Effect of shares issued, net of offering expenses	—	—	—	—	—	—	—	—	—	—
Effect of shares issued/repurchased, gross	—	—	—	—	0.08	—	0.11	0.08	0.01	—
Net asset value at end of year	$2.78	$4.92	$4.55	$5.12	$6.60	$7.55	$7.50	$6.40	$8.64	$9.85
Per share market value at beginning of year	$4.08	$3.05	$5.44	$6.47	$5.74	$6.61	$6.08	$7.53	$10.34	$10.12
Per share market value at end of year	$3.12	$4.08	$3.05	$5.44	$6.47	$5.74	$6.61	$6.08	$7.53	$10.34
Total return based on Market Value(4)	(14.11)%	47.38%	(31.75)%	(4.14)%	26.95%	(2.01)%	33.29%	(4.35)%	(17.22)%	14.68%
Total return based on Net Asset Value(5)	(34.96)%	17.36%	0.82%	(10.26)%	(1.99)%	11.33%	35.31%	(12.73)%	(0.51)%	11.62%
Shares outstanding at end of year	49,844,796	49,690,059	49,589,607	48,448,987	47,650,959	51,479,409	51,479,409	56,396,435	60,303,769	53,400,745
Ratios/Supplemental Data(8)
Net assets at end of year (000’s)	$138,672	$244,595	$225,427	$247,999	$314,724	$388,419	$385,992	$360,935	$520,813	$526,242
Average net assets (000’s)	$192,785	$242,589	$192,137	$289,373	$369,258	$385,947	$343,328	$487,894	$560,169	$506,093
Ratio of expenses to average net assets	11.64%	8.69%	8.45%	8.35%	6.17%	7.95%	12.38%	9.80%	8.70%	9.74%
Ratio of net investment income to average net assets	10.73%	6.64%	10.26%	13.30%	9.07%	7.96%	7.80%	8.12%	12.24%	11.02%
Portfolio turnover rate(6)	17.09%	11.09%	23.72%	12.75%	35.18%	43.02%	25.73%	24.96%	45.91%	38.22%

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
DECEMBER 31, 2022

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

(8)      The following table provides supplemental performance ratios measured for the years ended December 31, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015, 2014, and 2013:
	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Ratio of expenses to average net assets:
Expenses before incentive fees	11.64%	8.69%	8.45%	7.14%	4.92%	6.95%	11.57%	10.00%	8.39%	8.68%
Net Investment Income Incentive Fees	—%	—%	—%	1.21%	1.24%	1.00%	0.81%	(0.19)%	1.00%	1.30%
Capital Gains Incentive Fees	—%	—%	—%	—%	—%	—%	—%	—%	(0.69)%	(0.24)%
Ratio of expenses, excluding interest expense, to average net assets	5.23%	4.36%	4.35%	4.93%	4.21%	4.61%	7.37%	5.73%	5.17%	6.00%

Information about our senior securities is shown in the following tables as of the fiscal years ended December 31, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015, 2014, and 2013.
Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
5.50% Unsecured Notes
2022	$80,500,000	$1,714	—	$23.50
2021	$80,500,000	$2,267	—	$25.20

6.25% Unsecured Notes
2022	$44,790,750	$1,714	—	$24.62
2021	$44,790,750	$2,267	—	$25.55
2020	$44,790,750	$3,044	—	$23.30
2019	$44,790,750	$2,786	—	$25.07

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 10. FINANCIAL HIGHLIGHTS (cont.)

Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility(5)
2019	$28,090,601	$2,786	—	N/A
2018	$85,679,403	$3,085	—	N/A

6.50% Unsecured Notes
2022	$64,370,225	$1,714	—	$25.01
2021	$64,370,225	$2,267	—	$25.31
2020	$64,370,225	$3,044	—	$23.65
2019	$64,370,225	$2,786	—	$25.43
2018	$64,370,225	$3,085	—	$25.51
2017	$64,370,225	$7,003	—	$25.90

2017 Convertible Notes(6)
2016	$94,542,000	$2,707	—	N/A
2015	$115,000,000	$2,007	—	N/A
2014	$115,000,000	$2,024	—	N/A
2013	$115,000,000	$2,141	—	N/A

Debt Securitization – TICC CLO 2012-1 LLC Senior Notes(7)
2016	$129,281,817	$2,707	—	N/A
2015	$240,000,000	$2,007	—	N/A
2014	$240,000,000	$2,024	—	N/A
2013	$240,000,000	$2,141	—	N/A

TICC Funding, LLC Revolving Credit Facility(8)
2014	$150,000,000	$2,024	—	N/A

Debt Securitization – TICC CLO LLC Senior Notes(9)
2013	$101,250,000	$2,141	—	N/A

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

(4)      Not applicable for any of the senior securities (except for the 6.50% Unsecured Notes, 6.25% Unsecured Notes, and 5.50% Unsecured Notes) as they are not registered for public trading. For the 6.50% Unsecured Notes, the amounts represent the average of the daily closing prices on the NASDAQ Global Select Market for the period from April 12, 2017 (date of issuance) through December 31, 2017 and for the years ended December 31, 2022, 2021, 2020, 2019, and 2018. For the 6.25% Unsecured Notes, the amounts represent the average of the daily closing prices on the NASDAQ Global Select Market for the period from April 3, 2019 (date of issuance) through December 31, 2019 and for the years ended December 31, 2022, 2021, and 2020. For the 5.50% Unsecured Notes, the amounts represent the average of the daily closing prices on the NASDAQ Global Select Market for the period from May 20, 2021 (date of issuance) through December 31, 2021 and for the year ended December 31, 2022.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 10. FINANCIAL HIGHLIGHTS (cont.)

(5)      The Company fully repaid the Credit Facility on March 24, 2020.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs to make distributions of taxable income sufficient to relieve it of substantially all federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on such income. The Company will accrue excise tax on estimated excess taxable income, if any, as required. The Company incurred approximately $252,000 in excise tax relating to the tax year ended December 31, 2021. This amount was expensed and paid during the year ended December 31, 2022, and is included within “General and administrative” expenses on the Statements of Operations.

The tax character of distributions declared and paid in 2022 represented, on an estimated basis, $20,897,611 from ordinary income. The tax character of distributions declared and paid in 2021 represented, on an estimated basis, $20,842,166 from ordinary income. The tax character of distributions declared and paid in 2020 represented, on an estimated basis, $30,265,733 from ordinary income.

GAAP requires adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net asset value per share. For 2022, 2021 and 2020, the permanent differences between financial and tax reporting are noted below. These adjustments were the result of book/tax differences in the treatment of unscheduled prepayments, book/tax differences in the treatment of prepayment penalty fees, book/tax differences in the treatment of extinguishment fees, book/tax differences in the treatment of CLO equity investments, non deductible excise tax paid, and adjustment to certain components of net assets from those originally published in quarterly and annual reports to conform to the current period presentation for comparative purposes.
	December 31,
	2022	2021	2020
Adjustment to accumulated net investment income	$(40,593)	$16,339,454	$7,506,582
Adjustment to accumulated net realized (losses)/gains	292,765	2,273,510	(2,346,470)
Adjustment to total distributable earnings/(accumulated losses)	$252,172	$18,612,964	$5,160,112
Adjustment to capital in excess of par value	$(252,172)	$(18,612,964)	$(5,160,112)

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 11. DISTRIBUTIONS (cont.)

The Company has adopted an “opt out” distribution reinvestment plan for its common stockholders. As a result, if the Company makes a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of its common stock, unless they specifically “opt out” of the distribution reinvestment plan so as to receive cash distributions. During the years ended December 31, 2022, 2021 and 2020, the Company issued 154,737, 100,452 and 42,343 shares, respectively, of common stock to stockholders for approximately $0.5 million, $0.4 million, and $0.2 million, respectively, in connection with the distribution reinvestment plan. During the year ended December 31, 2022, the Company’s dividend administrator did not purchase any shares in the open market to satisfy the reinvestment portion of the Company’s dividends. During the years ended December 31, 2021 and 2020, as part of the Company’s dividend reinvestment plan for its common stockholders, the Company’s dividend administrator purchased 23,202, and 169,713 shares, respectively, of common stock for approximately $0.1 million and $0.5 million, respectively, in the open market to satisfy the reinvestment portion of the Company’s dividends.

For U.S. federal income tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. These capital losses can be carried forward for an indefinite period and will retain their character as either short-term or long-term capital losses. As of December 31, 2022, the Company had $1,521,602 of short-term capital losses and $102,433,758 of long-term capital losses available to be carried forward for an indefinite period. The tax character of distributions for the year ended December 31, 2022, represented, on an estimated basis, $0.42 per share, from ordinary income. For the year ended December 31, 2022, the amounts and sources of distributions reported are only estimates (based on an average of the reported tax character historically) and are not being provided for U.S. tax reporting purposes. Because the Company believes the historical tax characteristics of distributions is the most useful information which is readily available, the Company has used the average of all years from inception of the Company in providing the estimates herein. However, the timing and character of distributions for federal income tax purposes (which are determined in accordance with the U.S. federal tax rules which may differ from GAAP) may be materially different than the historical information the Company used in providing the estimates herein. The final determination of the source of all distributions in 2022 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

As of December 31, 2022, 2021 and 2020, the estimated components of distributable earnings/(accumulated losses) on a tax basis were as follow:
	December 31,
	2022	2021	2020
Distributable ordinary income	$30,254,968	$23,110,561	$1,551,625
Capital loss carry forward	(103,955,360)	(105,858,035)	(90,816,505)
Unrealized depreciation on investments	(221,821,951)	(106,574,531)	(138,454,699)
Other timing differences	(1,042,092)	(1,042,092)	—
Total accumulated losses	$(296,564,435)	$(190,364,097)	$(227,719,579)

The 2022 amounts will be finalized before filing the U.S. federal income tax return.

NOTE 12. NET ASSET VALUE PER SHARE

The Company’s net asset value per share as of December 31, 2022, and December 31, 2021, was $2.78 and $4.92, respectively. In determining the Company’s net asset value per share, the Board determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 13. SHARE ISSUANCE AND REPURCHASE PROGRAMS

On August 1, 2019, the Company entered into an Equity Distribution Agreement with Ladenburg Thalmann & Co. through which the Company offered for sale, from time to time, up to $150.0 million of the Company’s common stock through an At-the-Market (“ATM”) offering. The Company did not sell any shares of common stock under the ATM program during the years ended December 31, 2022 and 2021. During the year ended December 31, 2020, the Company sold a total of 1.1 million shares of common stock, respectively, under the ATM program, which raised net proceeds of approximately $5.8 million.

From time to time, the Board may authorize a share repurchase program under which shares are purchased in open market transactions. Since the Company is incorporated in Maryland, MGCL requires share repurchases to be accounted for as a share retirement. The cost of repurchased shares is charged against capital on the settlement date. During the years ended December 31, 2022, 2021, and 2020 the Company was not authorized to repurchase any shares of outstanding common stock.

NOTE 14. SELECTED QUARTERLY DATA (unaudited)
	Year Ended December 31, 2022
	Quarter Ended December 31	Quarter Ended September 30	Quarter Ended June 30	Quarter Ended March 31
Total Investment Income	$11,914,559	$11,398,132	$9,939,551	$9,865,870
Net Investment Income	6,537,830	5,555,846	4,343,528	4,250,374
Net decrease in Net Assets resulting from Operations	(22,775,383)	(11,146,916)	(43,435,411)	(8,197,189)
Net increase in Net Assets resulting from Net Investment Income, per common share, basic and diluted	$0.13	$0.11	$0.09	$0.09
Net decrease in Net Assets resulting from Operations, per common share, basic and diluted(1)	$(0.46)	$(0.22)	$(0.87)	$(0.16)

____________

(1)      The summation of quarterly per share amounts may not tie to annual per share amounts due to rounding.
	Year Ended December 31, 2021
	Quarter Ended December 31	Quarter Ended September 30	Quarter Ended June 30	Quarter Ended March 31
Total Investment Income	$10,175,686	$9,797,631	$7,842,006	$9,359,690
Net Investment Income	4,519,594	3,981,968	2,784,469	4,814,164
Net Increase in Net Assets resulting from Operations	28,273	11,265,139	6,502,117	21,789,155
Net Increase in Net Assets resulting from Net Investment Income, per common share, basic and diluted(1)	$0.09	$0.08	$0.06	$0.10
Net Increase in Net Assets resulting from Operations, per common share, basic and diluted	$0.00	$0.23	$0.13	$0.44

____________

(1)      The summation of quarterly per share amounts may not tie to annual per share amounts due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 14. SELECTED QUARTERLY DATA (unaudited) (cont.)

	Year Ended December 31, 2020
	Quarter Ended December 31	Quarter Ended September 30	Quarter Ended June 30	Quarter Ended March 31
Total Investment Income	$8,638,057	$8,225,139	$8,254,621	$10,824,688
Net Investment Income	4,741,740	4,270,279	4,329,982	6,372,491
Net Increase/(Decrease) in Net Assets resulting from Operations	39,664,967	20,848,768	20,555,569	(79,358,013)
Net Increase in Net Assets resulting from Net Investment Income, per common share, basic and diluted(1)	$0.10	$0.09	$0.09	$0.13
Net Increase/(Decrease) in Net Assets resulting from Operations, per common share, basic and diluted(1)	$0.80	$0.42	$0.41	$(1.62)

____________

(1)      The summation of quarterly per share amounts may not tie to annual per share amounts due to rounding.

NOTE 15. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The amendments in this update provide that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments in this update also require additional disclosures for equity securities subject to contractual sales restrictions. ASU 2022-03 is required for years beginning after December 15, 2023, though early adoption is permitted. The Company does not expect ASU 2022-03 to have a material impact to the financial statements and the notes thereto.

Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 16. RISKS AND UNCERTAINTIES

Government spending, government policies, including recent increases in certain interest rates by the U.S. Federal Reserve, and disruptions in supply chains in the United States and elsewhere in conjunction with other factors, have led and could continue to lead to inflationary economic environments that could affect the Company’s portfolio companies, financial condition and results of operations. The Company has exposure to interest rate risks to the extent prevailing interest rates change and it could negatively affect the fair value of the Company’s investments. If interest rates continue to rise in response to inflation, the value, volatility and liquidity of income paying investments could be adversely affected. Market volatility, dramatic change to interest rates and/or unfavorable economic conditions may lower performance or impair the Company’s ability to achieve its investment objective. The occurrence of any of the above events could have a significant adverse impact on the value and risk profile of the Company’s investments.

Although it is difficult to predict the extent of the impact of economic disruptions on the underlying CLO vehicles the Company invests in, the failure by a CLO vehicle to satisfy certain financial covenants, including with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event that a CLO vehicle fails certain tests, holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive.

Separately, the Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting CLO vehicle or any other investment we may make. If any of these occur, it could materially and adversely affect the Company’s operating results and cash flows.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 16. RISKS AND UNCERTAINTIES (cont.)

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

The Company places its cash in an overnight money market fund and, at times, cash and cash equivalents may exceed the Federal Deposit Insurance Corporation insured limit. In addition, the Company’s portfolio may be concentrated in a limited number of portfolio companies, which will subject the Company to a risk of significant loss if any of these companies defaults on its obligations under any of its debt securities that the Company holds or if those sectors experience a market downturn.

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations and could cause the market value of the Company’s common shares and/or debt securities to decline. These market and economic disruptions could also negatively impact the operating results of the Company’s portfolio companies.

NOTE 17. SUBSEQUENT EVENTS

The Board declared the following distributions payable to stockholders as shown below:
Date Declared	Record Dates	Payable Dates	Per Share Distribution Amount Declared
October 20, 2022	January 17, 2023	January 31, 2023	$0.035
October 20, 2022	February 14, 2023	February 28, 2023	$0.035
October 20, 2022	March 17, 2023	March 31, 2023	$0.035
March 16, 2023	April 14, 2023	April 28, 2023	$0.035
March 16, 2023	May 17, 2023	May 31, 2023	$0.035
March 16, 2023	June 16, 2023	June 30, 2023	$0.035

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

Item 9. Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2022 based on the criteria in Internal Control — Integrated Framework issued by COSO.

(c) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position	Director Since	Term Expires
Interested Directors
Jonathan H. Cohen	58	Chief Executive Officer	2003	2024
Charles M. Royce	83	Director	2003	2023

Independent Directors
Steven P. Novak	75	Chairman of the Board	2003	2023
George Stelljes III	61	Director	2016	2024
Barry Osherow	50	Director	2021	2025

Executive Officers
Saul B. Rosenthal	54	President and Chief Operating Officer
Bruce L. Rubin	63	Chief Financial Officer, Corporate Secretary and Treasurer
Gerald Cummins	68	Chief Compliance Officer

Jonathan H. Cohen has served as Chief Executive Officer of both OXSQ and Oxford Square Management, and as the managing member of Oxford Funds, since 2003. Mr. Cohen has also served as Chief Executive Officer and Director of Oxford Lane Capital Corp. (NasdaqGS:OXLC), a registered closed-end fund, and as Chief Executive Officer of Oxford Lane Management, since 2010. Since 2018, Mr. Cohen has also served as the Chief Executive Officer of Oxford Gate Management, LLC, or “Oxford Gate Management,” the investment adviser to Oxford Gate Master Fund, LLC, Oxford Gate, LLC and Oxford Gate (Bermuda), LLC (collectively, the “Oxford Gate Funds”), and Oxford Bridge II, LLC. Oxford Bridge II, LLC and the Oxford Gate Funds are private investment funds. Previously, Mr. Cohen managed technology equity research groups at Wit Capital, Merrill Lynch, UBS and Smith Barney. Mr. Cohen received a B.A. in Economics from Connecticut College and an M.B.A. from Columbia University. Mr. Cohen’s depth of experience in managerial positions in investment management, securities research and financial services, as well as his intimate knowledge of our business and operations, gives our Board of Directors valuable industry-specific knowledge and expertise on these and other matters.

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

Barry Osherow is currently a partner at Level Equity Management, LLC (“Level Equity”), a private investment firm focused on rapidly growing software and technology-driven businesses, and manages Level Equity’s structured capital business. Prior to joining Level Equity in 2016, Mr. Osherow held various positions with Enhanced Capital Partners, Inc., including Managing Partner and Investment Committee Member of the firm’s SBIC fund and Managing Director and Head of Debt Investments. Prior to that, Mr. Osherow was a member of the founding team of Oxford Square Capital Corp. and served as Principal at Oxford Square Capital Corp. from 2002 to 2008. Previously, Mr. Osherow was an Associate in the Private Equity Group at Wit Capital (which became SoundView Technology Group) focused on raising private equity for technology and Internet businesses and was a member of the founding team in 1996. Mr. Osherow also previously served as Vice President of Business Development at Spring Street Brewing Company and an Associate with Lehman Brothers. He graduated from Babson College with a B.S. with a concentration in International Business. Mr. Osherow was selected to serve as a director on our board of directors due to his more than twenty-five years of experience as a finance executive and extensive credit experience with middle-market companies.

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

Saul B. Rosenthal has served as President since 2004 of OXSQ and Oxford Square Management, and is a member of Oxford Funds. In addition, Mr. Rosenthal has served as President and a Director of Oxford Lane Capital Corp. (NasdaqGS:OXLC), a registered closed-end fund, and as President of Oxford Lane Management, since 2010. . Mr. Rosenthal has also served as President of Oxford Gate Management, the investment adviser to the Oxford Gate Funds, and Oxford Bridge II, LLC, since 2018. Mr. Rosenthal was previously an attorney at the law firm of Shearman & Sterling LLP. Mr. Rosenthal serves on the board of the National Museum of Mathematics. Mr. Rosenthal received a B.S., magna cum laude, from the Wharton School of the University of Pennsylvania, a J.D. from Columbia University Law School, where he was a Harlan Fiske Stone Scholar, and a LL.M. (Taxation) from New York University School of Law. Mr. Rosenthal’s depth of experience in managerial positions in investment management, as well as his intimate knowledge of our business and operations, gives the Board of Directors the valuable perspective of a knowledgeable corporate leader.

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

Gerald Cummins has served as the Company’s Chief Compliance Officer since June 2015 pursuant to an agreement between the Company and ACA Group, a compliance consulting firm. Mr. Cummins also currently serves as the Chief Compliance Officer of Oxford Square Management, Oxford Lane Capital Corp., Oxford Lane Management, LLC, Oxford Funds LLC, and since 2018, Oxford Gate Management, LLC. Mr. Cummins has been a director of ACA Group since June 2014 and in that capacity he also serves as the Chief Compliance Officer to an unaffiliated private equity firm and three unaffiliated BDCs. Prior to joining ACA Group, Mr. Cummins was a consultant for Barclays Capital Inc. from 2012 to 2013, where he participated in numerous compliance projects on pricing and valuation, compliance assessments, and compliance policy and procedure development. Prior to his consulting work at Barclays, Mr. Cummins was from 2010 to 2011 the Chief Operating Officer and the Chief Compliance Officer for BroadArch Capital and from 2009 to 2011 the Chief Financial Officer and Chief Compliance Officer to its predecessor New Castle Funds, a long-short equity asset manager. Prior to that, Mr. Cummins spent 25 years at Bear Stearns Asset Management (BSAM), where he was a Managing Director and held senior compliance, controllers and operations risk positions. Mr. Cummins graduated with a B.A. in Mathematics from Fordham University.

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

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board implemented since the filing of our Proxy Statement for our 2022 Annual Meeting of Stockholders.

Audit Committee

The Audit Committee operates pursuant to a charter approved by our Board, a copy of which is available on our website at www.oxfordsquarecapital.com. The charter sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include recommending the selection of our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements and periodic filings, and receiving the audit reports covering our financial statements. The Audit Committee is presently composed of three persons: Messrs. Novak, Osherow and Stelljes, all of whom are considered independent under the rules promulgated by the NASDAQ Global Stock Market. Our Board has determined that Mr. Novak is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act. Messrs. Novak, Osherow and Stelljes each meet the current independence and experience requirements of Rule 10A-3 of the Exchange Act and, in addition, are each not an “interested person” of OXSQ as defined in Section 2(a)(19) of the 1940 Act. Mr. Osherow currently serves as Chairman of the Audit Committee. The Audit Committee met on four occasions during 2022.

Item 11. Executive Compensation

Compensation of Chief Executive Officer and Other Executive Officers

None of our officers receive direct compensation from the Company. As a result, we do not engage any compensation consultants. Mr. Cohen, our Chief Executive Officer, and Mr. Rosenthal, our President and Chief Operating Officer, through their ownership interest in Oxford Funds, the managing member of Oxford Square Management, are entitled to a portion of any profits earned by Oxford Square Management, which includes any fees payable to Oxford Square Management under the terms of our Investment Advisory Agreement, less expenses incurred by Oxford Square Management in performing its services under the Investment Advisory Agreement. Messrs. Cohen and Rosenthal do not receive any additional compensation from Oxford Square Management in connection with the management of our portfolio.

The compensation of our Chief Financial Officer and Corporate Secretary is paid by our administrator, Oxford Funds, subject to reimbursement by us of an allocable portion of such compensation for services rendered by our Chief Financial Officer and Corporate Secretary to the Company. The allocable portion of such compensation that is reimbursed to Oxford Funds by us is based on an estimate of the time spent by our Chief Financial Officer and Corporate Secretary and other administrative personnel in performing their respective duties for us in accordance with the Administration Agreement. For the fiscal year ended December 31, 2022, we accrued approximately $916,000 for the allocable portion of compensation expenses incurred by Oxford Funds on our behalf for our Chief Financial Officer, our Treasurer and Controller, and other administrative support personnel, pursuant to our Administration Agreement with Oxford Funds. Mr. Cummins is a Director of ACA Group Consulting Services, and performs his functions as our Chief Compliance Officer under the terms of an agreement between us and ACA Group. For the fiscal year ended December 31, 2022, we accrued approximately $120,000 for the fees paid to ACA Group.

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

The following table sets forth compensation of our directors for the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash(1)	All Other Compensation(2)	Total
Interested Directors
Jonathan H. Cohen	$—	—	$—
Charles M. Royce	$—	—	$—

Independent Directors
Steven P. Novak	$160,571	—	$160,571
Barry Osherow	$124,429	—	$124,429
George Stelljes III	$132,500	—	$132,500

____________

(1)      For a discussion of the independent directors’ compensation, see above.

(2)      We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.

Compensation Committee

The Compensation Committee operates pursuant to a charter approved by our Board, a copy of which is available on our website at www.oxfordsquarecapital.com. The charter sets forth the responsibilities of the Compensation Committee. The Compensation Committee is responsible for annually reviewing and recommending for approval to our Board the Investment Advisory Agreement and the Administration Agreement. The Compensation Committee is also responsible for reviewing and approving the compensation of the Independent Directors, including the Chairman of the Board. In addition, although we do not directly compensate our executive officers currently, to the extent that we do so in the future, the Compensation Committee would also be responsible for reviewing and evaluating their compensation and making recommendations to the Board regarding their compensation. Lastly, the Compensation Committee would produce a report on our executive compensation practices and policies for inclusion in our proxy statement if required by applicable proxy rules and regulations and, if applicable, make recommendations to the Board on our executive compensation practices and policies. The Compensation Committee has the authority to engage compensation consultants and to delegate their duties and responsibilities to a member or to a subcommittee of the Compensation Committee. The Compensation Committee is presently composed of three persons: Messrs. Novak, Osherow and Stelljes, all of whom are considered independent under the rules of the NASDAQ Global Select Market and are not “interested persons” of Oxford Square Capital Corp. as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Novak serves as Chairman of the Compensation Committee. The Compensation Committee met one time during 2022.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2022 none of the Company’s executive officers served on the Board (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the Compensation Committee of the Company or on the Board of the Company. No current or past executive officers of the Company or its affiliates serve on the Company’s Compensation Committee.

Compensation Committee Report

Currently, none of our executive officers are compensated by the Company and as such the Compensation Committee is not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 17, 2023, the beneficial ownership of each director, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Class(2)
Interested Directors
Jonathan H. Cohen(3)	1,705,416	3.4%
Charles M. Royce(4)	1,524,516	3.1%

Independent Directors
Steven P. Novak(5)	27,410	*
Barry Osherow	1,863	*
George Stelljes III	34,000	*

Executive Officers
Saul B. Rosenthal(3)	1,543,630	3.1%
Bruce L. Rubin	8,212	*
Gerald Cummins	—	—
Executive Officers and Directors as a Group(6)	4,843,999	9.7%

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

(2)      Based on a total of 49,871,062 shares of our common stock issued and outstanding on March 17, 2023.

(3)      Includes approximately 1,048 shares held by Oxford Funds, which may be deemed to be beneficially owned by Messrs. Cohen and Rosenthal by virtue of their ownership interests therein.

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

(6)      The approximately 1,048 shares held by Oxford Funds, described in footnote 3 above, are included in the number of shares held by each of Mr. Cohen and Mr. Rosenthal, but are only counted once in the total held by the executive officers and directors as a group.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of March 17, 2023.

Name of Director	Dollar Range of Equity Securities Beneficially Owned(1)(2)
Interested Directors
Jonathan H. Cohen	Over $100,000
Charles M. Royce	Over $100,000

Independent Directors
Steven P. Novak	$50,001 – $100,000
Barry Osherow	$ 1 – $10,000
George Stelljes III	Over $100,000

____________

(1)      The dollar ranges are: None, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or Over $100,000.

(2)      The dollar range of equity securities beneficially owned in us is based on the closing price for our common stock of $3.06 on March 17, 2023 on the NASDAQ Global Select Market. Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

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

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2022 and December 31, 2021. PricewaterhouseCoopers LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

For the years ended December 31, 2022 and December 31, 2021, the Company incurred the following fees for services provided by PricewaterhouseCoopers LLP including expenses:

	Fiscal Year Ended December 31, 2022	Fiscal Year Ended December 31, 2021
Audit Fees	$895,000	$984,350
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees:	$895,000	$984,350

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

During the year ended December 31, 2022, the Audit Committee pre-approved 100% of non-audit services in accordance with the pre-approval policy described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
3.2	Articles of Amendment (Incorporated by reference to Current Report on Form 8-K filed December 3, 2007).
3.3	Articles of Amendment (Incorporated by reference to the Registrant’s current report on Form 8-K, filed on March 20, 2018).
3.4	Articles of Amendment (Incorporated by reference to the Registrant’s current report on Form 8-K, filed on March 20, 2018).
3.5	Fourth Amended and Restated Bylaws (Incorporated by reference to Registrant’s Annual Report on Form 10-K, filed on March 7, 2022).
4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
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

OXFORD Square CAPITAL CORP.
Date: March 23, 2023	/s/ Jonathan H. Cohen
Jonathan H. Cohen Chief Executive Officer (Principal Executive Officer)
Date: March 23, 2023	/s/ Bruce L. Rubin
Bruce L. Rubin Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 23, 2023	/s/ Steven P. Novak
Steven P. Novak Chairman of the Board of Directors
Date: March 23, 2023	/s/ Jonathan H. Cohen
Jonathan H. Cohen Chief Executive Officer and Director (Principal Executive Officer)
Date: March 23, 2023	/s/ Barry Osherow
Barry Osherow Director
Date: March 23, 2023	/s/ Charles M. Royce
Charles M. Royce Director
Date: March 23, 2023	/s/ George Stelljes III
George Stelljes III Director