Form 10-Q
period 2023-03-31
Oxford Square Capital Corp.
filed 2023-05-02
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2023
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of May 1, 2023, was 49,901,171.

OXFORD SQUARE CAPITAL CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Non-affiliated/non-control investments (cost: $500,195,807 and $495,000,997, respectively)	$314,599,117	$310,347,097
Affiliated investments (cost: $16,836,822 and $16,836,822, respectively)	5,070,307	4,349,818
Cash and cash equivalents	10,763,167	9,019,164
Interest and distributions receivable	4,047,953	3,492,716
Other assets	736,375	785,640
Total assets.	$335,216,919	$327,994,435
LIABILITIES
Notes payable – 6.50% Unsecured Notes, net of deferred issuance costs of $325,593 and $405,657, respectively	$64,044,632	$63,964,568
Notes payable – 6.25% Unsecured Notes, net of deferred issuance costs of $719,276 and $776,766, respectively	44,071,474	44,013,984
Notes payable – 5.50% Unsecured Notes, net of deferred issuance costs of $2,058,696 and $2,153,762 respectively	78,441,304	78,346,238
Securities purchased not settled	4,657,500	—
Base Fee and Net Investment Income Incentive Fee payable to affiliate	2,389,630	1,323,573
Accrued interest payable	1,216,109	1,216,109
Accrued expenses	557,122	458,001
Total liabilities	195,377,771	189,322,473
COMMITMENTS AND CONTINGENCIES (Note 13)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized; 49,885,954 and 49,844,796 shares issued and outstanding, respectively	498,859	498,447
Capital in excess of par value	434,871,321	434,737,950
Total distributable earnings/(accumulated losses)	(295,531,032)	(296,564,435)
Total net assets	139,839,148	138,671,962
Total liabilities and net assets	$335,216,919	$327,994,435
Net asset value per common share	$2.80	$2.78

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited)
March 31, 2023

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes
Business Services
Access CIG, LLC
second lien senior secured notes, 12.73% (LIBOR + 7.75%), (0.00% floor) due February 27, 2026(4)(5)(14)(16)	February 14, 2018	$16,754,000	$16,799,997	$15,329,910

Convergint Technologies, LLC
first lien senior secured notes, 9.56% (SOFR+ 4.75%), (0.75% floor) due March 31, 2028(4)(5)(6)(14)(31)	November 15, 2022	2,487,500	2,393,281	2,428,422
second lien senior secured notes, 11.59% (LIBOR + 6.75%), (0.75% floor) due March 29, 2029(4)(5)(14)(15)	March 18, 2021	11,000,000	10,964,771	9,615,870

OMNIA Partners, Inc.
second lien senior secured notes, 12.40% (SOFR + 7.50%), (0.00% floor) due May 22, 2026(4)(5)(6)(14)(30)	May 17, 2018	13,812,665	13,781,788	13,536,412

Premiere Global Services, Inc.
first lien senior secured notes, 13.00% (Prime Rate + 5.50%), (1.00% floor) due September 9, 2021(4)(5)(6)(17)(29)(32)	October 1, 2019	11,821,914	11,469,896	—
replacement revolver, 13.00% (Prime Rate + 5.50%), (1.00% floor) due April 7, 2023(4)(5)(17)(28)(29)	October 1, 2019	2,452,012	2,378,999	122,601
second lien senior secured notes, 0.50% Cash, 13.83% PIK (LIBOR + 9.00%) (1.00% floor) due June 6, 2024(3)(4)(5)(16)(17)	October 1, 2019	14,437,339	9,817,795	—

Verifone Systems, Inc.
first lien senior secured notes, 8.96% (LIBOR + 4.00%), (0.00% floor) due August 20, 2025(4)(5)(6)(14)(16)	August 9, 2018	14,027,042	13,486,738	12,133,391
Total Business Services			$81,093,265	$53,166,606	38.0%

Diversified Insurance
Affinion Insurance Solutions, Inc. (f/k/a AIS Intermediate, LLC)
first lien senior secured notes, 9.83% (LIBOR + 5.00%), (0.00% floor) due August 15, 2025(4)(5)(6)(14)(16)	January 7, 2021	$15,116,246	$14,836,760	$14,587,177
Total Diversified Insurance			$14,836,760	$14,587,177	10.4%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited) — (continued)
March 31, 2023

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
Healthcare
Careismatic Brands, Inc. (f/k/a New Trojan Parent, Inc.)
second lien senior secured notes, 12.09% (LIBOR + 7.25%), (0.50% floor) due January 5, 2029(4)(5)(14)(15)	January 22, 2021	$12,000,000	$11,950,499	$7,440,000

HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)
first lien senior secured notes, 9.34% (LIBOR + 4.50%), (0.00% floor) due April 3, 2025(4)(5)(6)(14)(15)	October 31, 2018	18,965,378	18,735,073	10,873,420

Viant Medical Holdings, Inc.
first lien senior secured notes, 8.59% (LIBOR + 3.75%), (0.00% floor) due July 2, 2025(4)(5)(6)(14)(15)	June 26, 2018	9,550,000	9,548,498	8,905,375
second lien senior secured notes, 12.59% (LIBOR + 7.75%), (0.00% floor) due July 2, 2026(4)(5)(14)(15)	June 26, 2018	5,000,000	4,977,581	4,232,500
Total Healthcare			$45,211,651	$31,451,295	22.5%

Plastics Manufacturing
Spectrum Holdings III Corp. (f/k/a KPEX Holdings, Inc.)
first lien senior secured notes, 8.09% (LIBOR + 3.25%), (1.00% floor) due January 31, 2025(4)(5)(6)(14)(15)	June 24, 2020	$12,802,653	$12,395,614	$12,034,494
Total Plastics Manufacturing			$12,395,614	$12,034,494	8.6%

Software
Alvaria, Inc. (f/k/a Aspect Software, Inc.)
first lien senior secured notes, 10.39% (LIBOR + 5.25%), (0.75% floor) due May 8, 2028(4)(5)(6)(10)(14)	May 18, 2021	$7,860,000	$7,759,631	$5,462,700
second lien senior secured notes, 14.20% (LIBOR + 9.00%), (0.75% floor) due May 7, 2029(4)(5)(10)(14)	May 3, 2021	7,000,000	6,823,128	4,865,000

Dodge Data & Analytics, LLC
first lien senior secured notes, 9.79% (SOFR + 4.75%), (0.50% floor) due February 23, 2029(4)(5)(6)(14)(25)	February 10, 2022	4,962,500	4,896,282	4,180,906
second lien senior secured notes, 13.29% (SOFR + 8.25%), (0.50% floor) due February 25, 2030(4)(5)(14)(25)	February 10, 2022	15,000,000	14,801,176	10,849,950

Help/Systems Holdings, Inc.
first lien senior secured notes, 8.78% (SOFR + 4.00%), (0.75% floor) due November 19, 2026(4)(5)(6)(14)(30)	October 6, 2022	4,482,038	4,206,249	3,977,809
second lien senior secured notes, 11.66% (SOFR + 6.75%), (0.75% floor) due November 19, 2027(4)(5)(14)(31)	October 14, 2021	8,000,000	8,008,501	6,493,360

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited) — (continued)
March 31, 2023

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
Software – (continued)
Kofax, Inc.
first lien senior secured notes, 9.80% (SOFR + 5.25%), (0.50% floor) due July 20, 2029(4)(5)(6)(30)	February 1, 2023	$4,987,500	$4,658,325	$4,600,969

Magenta Buyer, LLC (f/k/a McAfee Enterprise)
first lien senior secured notes, 9.58% (LIBOR + 4.75%), (0.75% floor) due July 27, 2028(4)(5)(6)(14)(16)	May 17, 2022	1,984,925	1,886,406	1,637,563
second lien senior secured notes, 13.08% (LIBOR + 8.25%), (0.75% floor) due July 27, 2029(4)(5)(14)(16)	October 20, 2021	14,968,714	14,926,152	11,076,848

Quest Software, Inc.
first lien senior secured notes, 9.08% (SOFR + 4.25%), (0.50% floor) due February 1, 2029(4)(5)(6)(14)(30)	January 20, 2022	2,985,000	2,959,796	2,440,238
second lien senior secured notes, 12.33% (SOFR + 7.50%), (0.50% floor) due February 1, 2030(4)(5)(14)(30)	January 20, 2022	20,000,000	19,739,218	12,400,000

RSA Security, LLC
second lien senior secured notes, 12.56% (LIBOR + 7.75%), (0.75% floor) due April 27, 2029(4)(5)(14)(16)	April 16, 2021	15,000,000	14,779,933	8,367,900

Veritas USA, Inc.
first lien senior secured notes, 9.84% (LIBOR + 5.00%), (1.00% floor) due September 1, 2025(4)(5)(6)(15)	June 24, 2022	3,986,260	3,380,861	3,029,558
Total Software			$108,825,658	$79,382,801	56.8%

Telecommunication Services
ConvergeOne Holdings, Inc.
first lien senior secured notes, 9.84% (LIBOR + 5.00%), (0.00% floor) due January 4, 2026(4)(5)(6)(14)(15)	June 4, 2021	$5,280,891	$5,243,778	$3,181,737
second lien senior secured notes, 13.34% (LIBOR + 8.50%), (0.00% floor) due January 4, 2027(4)(5)(14)(15)	June 3, 2021	15,000,000	14,501,297	5,250,000

Global Tel Link Corp.
second lien senior secured notes, 14.83% (SOFR + 10.00%), (0.00% floor) due November 29, 2026(4)(5)(14)(30)	November 20, 2018	17,000,000	16,831,759	12,573,880
Total Telecommunication Services			$36,576,834	$21,005,617	15.0%

Utilities
CLEAResult Consulting, Inc.
second lien senior secured notes, 12.09% (LIBOR + 7.25%), (0.00% floor) due August 10, 2026(4)(5)(14)(15)	August 3, 2018	$7,650,000	$7,660,955	$7,066,688
Total Utilities			$7,660,955	$7,066,688	5.1%
Total Senior Secured Notes			$306,600,737	$218,694,678	156.4%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited) — (continued)
March 31, 2023

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments
Structured Finance
Atlas Senior Loan Fund XI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 26, 2031(9)(11)(12)(18)(24)	April 5, 2019	$5,725,000	$2,738,837	$1,030,500

Babson CLO Ltd. 2015-I
CLO subordinated notes, estimated yield 8.85% due January 21, 2031(9)(11)(12)(18)	July 26, 2018	8,512,727	2,191,862	1,021,527

BlueMountain CLO 2014-2 Ltd.
CLO subordinated notes, estimated yield 0.00% due October 20, 2030(9)(11)(12)(18)	April 3, 2019	6,374,000	1,829,916	828,620

Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 18, 2029(9)(11)(12)(18)(24)	March 19, 2013	6,250,000	583,940	23,750

Carlyle Global Market Strategies CLO 2021-6, Ltd.
CLO subordinated notes, estimated yield 14.43% due July 17, 2034(9)(11)(12)(14)(18)	June 30, 2021	29,600,000	21,658,074	16,428,000

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 8.87% due April 20, 2034(9)(11)(12)(13)(14)(18)(26)	October 23, 2013	18,000,000	11,703,416	8,200,808

Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 10.87% due April 20, 2034(9)(11)(12)(18)	May 15, 2017	7,700,000	6,522,987	4,812,500

CIFC Funding 2014-3, Ltd.
CLO subordinated notes, estimated yield 0.00% due October 22, 2031(9)(11)(12)(18)(24)	January 24, 2017	10,000,000	3,974,849	1,800,000

Dryden 43 Senior Loan Fund
CLO subordinated notes, estimated yield 18.87% due April 20, 2034(9)(11)(12)(14)(18)	June 1, 2021	47,263,000	28,959,911	24,813,075

Madison Park Funding XVIII, Ltd.
CLO subordinated notes, estimated yield 30.79% due October 21, 2030(9)(11)(12)(18)(24)	May 22, 2020	12,500,000	4,823,549	4,875,000

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 20.99% due January 22, 2028(9)(11)(12)(18)(24)	May 11, 2016	5,422,500	3,236,117	2,175,778

Nassau 2019-I Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2031(9)(11)(12)(18)	April 11, 2019	23,500,000	11,509,417	1,880,000

Octagon Investment Partners 49, Ltd.
CLO subordinated notes, estimated yield 11.31% due January 18, 2033(9)(11)(12)(13)(14)(18)(26)	December 11, 2020	28,875,000	19,991,786	13,460,693

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited) — (continued)
March 31, 2023

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
PPM CLO 4, Ltd.
CLO subordinated notes, estimated yield 26.39% due October 18, 2034(9)(11)(12)(18)	September 28, 2022	$7,000,000	$4,146,234	$4,025,000

Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 25, 2030(9)(11)(12)(18)	August 1, 2018	45,500,000	22,723,173	5,460,000

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 17, 2026(9)(11)(12)(18)(24)	January 25, 2013	14,447,790	6,207,075	1,445

Telos CLO 2013-4, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 17, 2030(9)(11)(12)(18)(24)	May 20, 2015	11,350,000	5,228,852	113,500

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 17, 2028(9)(11)(12)(18)	April 11, 2014	28,500,000	18,179,226	2,850

THL Credit Wind River 2012-1 CLO, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 15, 2026(9)(11)(12)(18)	June 11, 2015	7,500,000	2,904,463	9,000

Venture XVII, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(24)	January 27, 2017	6,200,000	2,303,617	123,251

Venture XX, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(24)	July 27, 2018	3,000,000	332,779	—

Venture 35 CLO, Limited
CLO subordinated notes, estimated yield 44.81% due October 22, 2031(9)(11)(12)(18)	December 7, 2020	5,000,000	2,451,774	1,750,000

Venture 39 CLO, Limited
CLO subordinated notes, estimated yield 18.72% due April 15, 2033(9)(11)(12)(13)(18)(24)(26)	May 8, 2020	5,150,000	3,138,597	2,619,793

West CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 18, 2026(9)(11)(12)(18)(24)	May 12, 2017	9,250,000	1,173,126	84,175

Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 15, 2029(9)(11)(12)(13)(18)(26)	May 3, 2017	10,500,000	5,081,493	365,174
Total Structured Finance			$193,595,070	$95,904,439	68.6%
Total Collateralized Loan Obligation – Equity Investments			$193,595,070	$95,904,439	68.6%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited) — (continued)
March 31, 2023

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	SHARES	COST	FAIR VALUE(2)	% of Net Assets
Common Stock
IT Consulting
UniTek Global Services, Inc.
common equity(7)(27)	January 13, 2015	1,244,188	$684,960	$—
Total IT Consulting			$684,960	$—	0.0%
Total Common Stock			$684,960	$—	0.0%

Preferred Stock
IT Consulting
UniTek Global Services, Inc.
Series B Preferred Stock(3)(17)(21)(27)	June 26, 2019	16,984,666	$9,002,159	$—
Series B Senior Preferred Stock(3)(17)(22)(27)	June 26, 2019	8,730,099	4,535,443	436,505
Series B Super Senior Preferred Stock(3)(17)(23)(27)	June 26, 2019	4,929,577	2,614,260	4,633,802
Total IT Consulting			$16,151,862	$5,070,307	3.6%
Total Preferred Equity			$16,151,862	$5,070,307	3.6%

Total Investments in Securities(8)			$517,032,629	$319,669,424	228.6%

Cash Equivalents
First American Government Obligations Fund – Class Z Shares, 4.61%(14)(19)		10,510,782	$10,510,782	$10,510,782
Total Cash Equivalents			$10,510,782	$10,510,782	7.5%
Total Investments in Securities and Cash Equivalents			$527,543,411	$330,180,206	236.1%

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

(3)      As of March 31, 2023, the portfolio includes $14,437,339 principal amount of debt investments and 30,644,342 shares of preferred stock investments which contain a PIK provision.

(4)      Notes bear interest at variable rates and are subject to an interest rate floor where disclosed. The rate disclosed is as of March 31, 2023.

(5)      Cost value reflects accretion of original issue discount or market discount, or amortization of premium.

(6)      Cost value reflects repayment of principal

(7)      Common stock investments were non-income producing as of March 31, 2023.

(8)      Aggregate gross unrealized appreciation for U.S. federal income tax purposes is $1,872,385; aggregate gross unrealized depreciation for U.S. federal income tax purposes is $226,873,363. Net unrealized depreciation is $225,000,978 based upon an estimated tax cost basis of $544,670,402 as of March 31, 2023.

(9)      Cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO equity investments.

(10)    The principal balance outstanding for this debt investment, in whole or in part, is indexed to 180-day LIBOR.

(11)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. The Company may include CLO equity side letter related investments within CLO equity subordinated notes line items, and those side letter related investments may represent qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2023, the Company held qualifying assets that represented 71.3% of its total assets.

(12)    Investment not domiciled in the United States.

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited) — (continued)
March 31, 2023

(13)    Fair value includes the Company’s interest in subordinated fee notes and represents discounted cash flows associated with fees earned from CLO equity investments.

(14)    Aggregate investments represent greater than 5% of net assets.

(15)    The principal balance outstanding for this debt investment, in whole or in part, is indexed to 30-day LIBOR.

(16)    The principal balance outstanding for this debt investment, in whole or in part, is indexed to 90-day LIBOR.

(17)    As of March 31, 2023, this debt or preferred equity investment was on non-accrual status and no interest or dividend income has been recognized on this investment during the three months ended March 31, 2023. The aggregate fair value of these investments was approximately $5.2 million.

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

(19)    Represents cash equivalents held in money market accounts as of March 31, 2023.

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

(26)    Cost value reflects amortization.

(27)    These investments are deemed to be an “affiliate,” as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned between 5% and 25% of its voting securities. We do not “control” any of our portfolio companies. Fair value as of March 31, 2023 and December 31, 2022 along with transactions during the three months ended March 31, 2023 in these affiliated investments are as follows:

Name of Issuer	Title of Issue	Amount of Interest or Dividends Credited to Income(a)	Fair Value as of December 31, 2022	Gross Additions(b)	Gross Reductions(c)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of March 31, 2023
AFFILIATED INVESTMENT:
Unitek Global Systems, Inc	Common Stock	$—	$—	$—	$—	$—	$—
	Series B Preferred Stock	—	—	—	—	—	—
	Series B Senior Preferred Stock	—	500,053	—	—	(63,548)	436,505
	Series B Super Senior Preferred Stock	—	3,849,765	—	—	784,037	4,633,802
Total Affiliated Investment		—	4,349,818	—	—	720,489	5,070,307
Total Control Investment		—	—	—	—	—	—
TOTAL CONTROL AND AFFILIATED INVESTMENTS		$—	$4,349,818	$—	$—	$720,489	$5,070,307

__________

(a)       Represents the total amount of interest or distributions credited to income for the portion of the period an investment was an affiliate investment.

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited) — (continued)
March 31, 2023

(b)       Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees. For the three months ended March 31, 2023, a total of approximately $1.2 million of paid-in-kind dividends were entitled to be received yet deemed uncollectible.

(c)       Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs.

(28)    As part of a restructuring completed on September 17, 2021, a portion of the Company’s investment in the first lien senior secured notes of Premiere Global Services, Inc. was converted into a like amount of a new revolving credit facility (the “Replacement Revolver”). On March 15, 2023, the maturity date of the Replacement Revolver was amended from March 15, 2023 to April 7, 2023. The cost basis of the Replacement Revolver was established by allocating a portion of the cost basis from the first lien senior secured notes pro-rata based on the amount of principal that was converted from the first lien senior secured notes to the Replacement Revolver. The Replacement Revolver has no unfunded commitment and is on non-accrual status as of March 31, 2023.

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

(32)    The amended stated maturity date is June 8, 2023, however, a springing maturity date of September 9, 2021 is in effect as of March 31, 2023.

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

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2022

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Venture XX, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(24)	July 27, 2018	$3,000,000	$332,779	$—

Venture 35 CLO, Limited
CLO subordinated notes, estimated yield 45.87% due October 22, 2031(9)(11)(12)(18)	December 7, 2020	5,000,000	2,399,068	1,750,000

Venture 39 CLO, Limited
CLO subordinated notes, estimated yield 21.97% due April 15, 2033(9)(11)(12)(13)(18)(24)(26)	May 8, 2020	5,150,000	3,134,158	2,681,540

West CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 18, 2026(9)(11)(12)(18)(24)	May 12, 2017	9,250,000	1,173,126	74,000

Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 15, 2029(9)(11)(12)(13)(18)(26)	May 3, 2017	10,500,000	5,270,298	683,369
Total Structured Finance			$196,604,096	$98,916,027	71.3%
Total Collateralized Loan Obligation – Equity Investments			$196,604,096	$98,916,027	71.3%

Common Stock
IT Consulting
UniTek Global Services, Inc.
common equity(7)(27)	January 13, 2015	1,244,188	$684,960	$—
Total IT Consulting			$684,960	$—	0.0%
Total Common Stock			$684,960	$—	0.0%

Preferred Stock
IT Consulting
UniTek Global Services, Inc.
Series B Preferred Stock(3)(17)(21)(27)	June 26, 2019	16,430,149	$9,002,159	$—
Series B Senior Preferred Stock(3)(17)(22)(27)	June 26, 2019	8,334,223	4,535,443	500,053
Series B Super Senior Preferred Stock(3)(17)(23)(27)	June 26, 2019	4,694,835	2,614,260	3,849,765
Total IT Consulting			$16,151,862	$4,349,818	3.1%
Total Preferred Equity			$16,151,862	$4,349,818	3.1%

Total Investments in Securities(8)			$511,837,819	$314,696,915	226.9%

Cash Equivalents
First American Government Obligations Fund – Class Z Shares, 4.06%(14)(19)		7,345,514	$7,345,514	$7,345,514
Total Cash Equivalents			$7,345,514	$7,345,514	5.3%
Total Investments in Securities and Cash Equivalents			$519,183,333	$322,042,429	232.2%

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

___________

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

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$8,294,160	$5,250,149
Income from securitization vehicles and investments	4,379,495	4,441,195
Other income	268,143	174,526
Total investment income from non-affiliated/non-control investments	12,941,798	9,865,870
Total investment income	12,941,798	9,865,870
EXPENSES
Interest expense	3,085,366	3,085,366
Base Fee	1,159,646	1,606,503
Professional fees	335,880	344,522
Compensation expense	266,965	235,003
General and administrative	373,173	344,102
Total expenses before incentive fees	5,221,030	5,615,496
Net Investment Income Incentive Fees	1,229,984	—
Total expenses	6,451,014	5,615,496
Net investment income	6,490,784	4,250,374
Net change in unrealized (depreciation)/appreciation on investments:
Non-Affiliate/non-control investments	(942,790)	(13,690,696)
Affiliated investments	720,489	200,847
Total net change in unrealized depreciation on investments	(222,301)	(13,489,849)
Net realized gains:
Non-affiliated/non-control investments	—	1,042,286
Total net realized gains	—	1,042,286
Net increase/(decrease) in net assets resulting from operations	$6,268,483	$(8,197,189)
Net increase in net assets resulting from net investment income per common share (Basic and Diluted):	$0.13	$0.09
Net increase/(decrease) in net assets resulting from operations per common share (Basic and Diluted):	$0.13	$(0.16)
Weighted average shares of common stock outstanding (Basic and Diluted):	49,858,366	49,700,764
Distributions per share	$0.105	$0.105

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Increase/(decrease) in net assets from operations:
Net investment income	$6,490,784	$4,250,374
Net change in unrealized depreciation on investments	(222,301)	(13,489,849)
Net realized gains	—	1,042,286
Net increase/(decrease) in net assets resulting from operations	6,268,483	(8,197,189)
Distributions to stockholders
Distributions from net investment income	(5,235,080)	(4,227,020)
Tax return of capital distributions	—	(991,523)
Total distributions to stockholders	(5,235,080)	(5,218,543)

Capital share transactions:
Reinvestment of distributions	133,783	124,734
Net increase in net assets from capital share transactions	133,783	124,734
Total increase/(decrease) in net assets	1,167,186	(13,290,998)
Net assets at beginning of year	138,671,962	244,595,125
Net assets at end of year	$139,839,148	$231,304,127

Capital share activity:
Shares issued from reinvestment of distributions	41,158	31,583
Net increase in capital share activity	41,158	31,583

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase/(decrease) in net assets resulting from operations	$6,268,483	$(8,197,189)
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by operating activities:
Accretion of discounts on investments	(340,019)	(253,267)
Accretion of discount on notes payable and deferred debt issuance costs	232,621	232,621
Purchases of investments	(3,525,000)	(42,426,136)
Repayments of principal	318,680	38,612,386
Proceeds from the sale of investments	—	3,375,000
Net realized gains on investments	—	(1,042,286)
Reductions to CLO equity cost value	3,009,028	7,786,589
Net change in unrealized depreciation on investments	222,301	13,489,849
Increase in interest and distributions receivable	(555,237)	(217,158)
Decrease/(increase) in other assets	49,265	(13,358)
Increase/(decrease) in Base Fee and Net Investment Income Incentive Fee payable	1,066,057	(82,209)
Increase/(decrease) in accrued expenses	99,121	(112,872)
Net cash provided by operating activities	6,845,300	11,151,970

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid (net of stock issued under distribution reinvestment plan of $133,783 and $124,734, respectively)	(5,101,297)	(5,093,809)
Net cash used in financing activities	(5,101,297)	(5,093,809)
Net increase in cash and cash equivalents	1,744,003	6,058,161
Cash and cash equivalents, beginning of year	9,019,164	9,015,700
Cash and cash equivalents, end of year	$10,763,167	$15,073,861

NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with distribution reinvestment plan	$133,783	$124,734

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$2,852,747	$2,852,747
Securities purchased not settled	$4,657,500	$4,925,000

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2023
(unaudited)

NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim financial statements of Oxford Square Capital Corp. (“OXSQ”, or the “Company”), are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of the results for the interim period included herein. The current period’s results of operations are not necessarily indicative of results that may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”).

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
March 31, 2023
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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, all of the Company’s investments are based upon Level 3 inputs as of March 31, 2023 and December 31, 2022.

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
March 31, 2023
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
March 31, 2023
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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of March 31, 2023 and December 31, 2022, the Company had three debt investments that were on non-accrual status.

Interest income also includes a payment-in-kind (“PIK”) component on certain investments in the Company’s portfolio. Refer to the section below, “Payment-In-Kind,” for a description of PIK income and its impact on interest income.

Payment-In-Kind

The Company has debt and preferred stock investments in its portfolio that contain contractual PIK provisions. PIK interest and preferred stock dividends are computed at their contractual rates and are accrued into income and recorded as interest and dividend income, respectively. The PIK amounts are added to the principal balances on the capitalization dates. Upon capitalization, the PIK portions of the investments are valued at their respective fair values. If the Company believes that a PIK is not fully expected to be realized, the PIK investment would be placed

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2023
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends would be reversed from the related receivable through interest or dividend income, respectively. PIK investments on non-accrual status are restored to accrual status once it becomes probable that such PIK will be ultimately collectible in cash. For the three months ended March 31, 2023 and 2022, no PIK interest was recognized as interest income. For the three months ended March 31, 2023 and 2022, the Company did not recognize dividend income due to PIK on its preferred stock investments.

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

The Company also records income on its investments in CLO warehouse facilities based on a stated rate per the underlying note purchase agreement plus accrued interest or, if there is no stated rate, then an estimated rate is calculated using a base case model projecting the timing of the ramp-up of the CLO warehouse facility. For the three months ended March 31, 2023 and 2022, no income was recognized related to CLO warehouse facilities.

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

Preferred Stock Dividends

The Company holds preferred stock investments in its portfolio that contain cumulative preferred dividends that accumulate quarterly. The Company will generally record cumulative preferred dividends as investment income when they are received or declared by the portfolio company’s board of directors or upon any voluntary or involuntary liquidation, dissolution or winding up of the portfolio company, and are collectible. There were no cumulative preferred dividends recorded as dividend income during the three months ended March 31, 2023 and 2022, as the Company deemed them to be uncollectible.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2023
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

The Company recognizes the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained, assuming examination by tax authorities. Through March 31, 2023, management has analyzed the Company’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions expected to be taken in the Company’s 2022 tax returns. The Company identifies its major tax jurisdictions as U.S Federal and Connecticut State. The Company did not have any uncertain tax positions that met the recognition measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company files tax returns with the Internal Revenue Service and the state of Connecticut. Generally, each of the tax years in the four-year period ended March 31, 2023 remains subject to examination by taxing authorities.

For tax purposes, the cost basis of the portfolio investments as of March 31, 2023 and December 31, 2022, was approximately $544,670,402 and $536,518,866, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2023
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

NOTE 4. FAIR VALUE

The Company’s assets measured at fair value by investment type on a recurring basis as of March 31, 2023 were as follows:
Assets ($ in millions)	Fair Value Measurements at Reporting Date Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior Secured Notes	$—	$—	$218.7	$218.7
CLO Equity	—	—	95.9	95.9
Equity and Other Investments	—	—	5.1	5.1
Total Investments at fair value	—	—	319.7	319.7
Cash equivalents	10.5	—	—	10.5
Total assets at fair value	$10.5	$—	$319.7	$330.2

The Company’s assets measured at fair value by investment type on a recurring basis as of December 31, 2022 were as follows:
Assets ($ in millions)	Fair Value Measurements at Reporting Date Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior Secured Notes	$—	$—	$211.4	$211.4
CLO Equity	—	—	98.9	98.9
Equity and Other Investments	—	—	4.3	4.3
Total Investments at fair value(1)	—	—	314.7	314.7
Cash equivalents	7.3	—	—	7.3
Total assets at fair value(1)	$7.3	$—	$314.7	$322.0

____________

(1)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2023
(unaudited)

NOTE 4. FAIR VALUE (cont.)

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2023 and December 31, 2022, respectively. The Company’s Valuation Policy, which was previously approved by the Board, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or Oxford Square Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the tables below are based on fair values for all debt related calculations and CLO equity.
Assets ($ in millions)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of March 31, 2023	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(1)	Impact to Fair Value from an Increase in Input(2)
Senior Secured Notes	$165.8	Market quotes	NBIB(3)	35.0% – 98.0%/73.8%	NA
	52.7	Recent transactions	Actual trade/payoff(4)	60.3% – 93.3%/83.9%	NA
	0.1	Enterprise value(8)	Market price indicator	$2.8 million	Increase
CLO equity	92.4	Market quotes	NBIB(3)	0.0% – 62.5%/27.6%	NA
	2.2	Recent transactions	Actual trade/payoff(4)	40.1%/ncm(5)	NA
	1.2	Discounted cash flow(6)	Discount rate(7)	9.5% – 25.5%/20.2%	Decrease
	0.1	Liquidation net asset value(10)	NBIB(3)	0.1% – 0.9%/0.5%	NA
Equity/Other Investments	5.1	Enterprise value(8)	LTM EBITDA(9)	$32.3 million/ncm(5)	Increase
			Market multiples(9)	8.0x – 9.0x/8.5x	Increase
Total Fair Value for Level 3 Investments(11)	$319.7

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2023
(unaudited)

NOTE 4. FAIR VALUE (cont.)

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

NOTES TO FINANCIAL STATEMENTS
March 31, 2023
(unaudited)

NOTE 4. FAIR VALUE (cont.)

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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2023, and the level of each financial liability within the fair value hierarchy:
($ in millions)	Carrying Value(1)	Fair Value(2)	Level 1	Level 2	Level 3
6.50% Unsecured Notes	$64.0	$62.8	$—	$62.8	$—
6.25% Unsecured Notes	44.1	42.0	—	42.0	—
5.50% Unsecured Notes	78.4	72.9	—	72.9	—
Total	$186.5	$177.7	$—	$177.7	$—

____________

(1)      Carrying value is net of unamortized deferred debt issuance costs. Unamortized deferred debt issuance costs associated with the 6.50% Unsecured Notes totaled approximately $0.3 million as of March 31, 2023. Unamortized deferred debt issuance costs associated with the 6.25% Unsecured Notes totaled approximately $0.7 million as of March 31, 2023. Unamortized deferred debt issuance costs associated with the 5.50% Unsecured Notes totaled approximately $2.1 million as of March 31, 2023.

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
March 31, 2023
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

A reconciliation of the fair value of investments for the three months ended March 31, 2023, utilizing significant unobservable inputs, is as follows:
($ in millions)	Senior Secured Notes	CLO Equity	Equity and Other Investments	Total(2)
Balance at December 31, 2022	$211.4	$98.9	$4.3	$314.7
Net realized gains included in earnings	—	—	—	—
Net unrealized (depreciation)/appreciation included in earnings(2)	(0.9)	—	0.7	(0.2)
Accretion of discount	0.3	—	—	0.3
Purchases	8.2	—	—	8.2
Repayments and Sales(2)	(0.3)	—	—	(0.3)
Reductions to CLO Equity cost value(1)	—	(3.0)	—	(3.0)
Transfers in and/or (out) of level 3	—	—	—	—
Balance at March 31, 2023(2)	$218.7	$95.9	$5.1	$319.7
Net change in unrealized depreciation on Level 3 investments still held as of March 31, 2023	$(0.9)	$—	$0.7	$(0.2)

____________

(1)      Reductions to CLO equity cost value of approximately $3.0 million represented the distributions received, or entitled to be received, on the Company’s investments held in CLO equity subordinated and income notes of approximately $7.3 million, plus the amortization of cost of the Company’s CLO fee notes of approximately $52,000, less the effective yield interest income recognized on the Company’s CLO equity subordinated and income notes of approximately $4.4 million.

(2)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2023
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

(2)      Totals may not sum due to rounding.

The following table shows the fair value of the Company’s portfolio of investments by asset class as of March 31, 2023 and December 31, 2022:
($ in millions)	March 31, 2023		December 31, 2022
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$218.7	68.4%	$211.4	67.2%
CLO Equity	95.9	30.0%	98.9	31.4%
Equity and Other Investments	5.1	1.6%	4.3	1.4%
Total(1)	$319.7	100.0%	$314.7	100.0%

____________

(1)      Totals may not sum due to rounding.

NOTE 5. CASH AND CASH EQUIVALENTS

At March 31, 2023 and December 31, 2022, respectively, cash and cash equivalents were as follows:
	March 31, 2023	December 31, 2022
Cash	$252,385	$1,673,650
Cash Equivalents	10,510,782	7,345,514
Total Cash and Cash Equivalents	$10,763,167	$9,019,164

For further details regarding the composition of cash, cash equivalents and restricted cash refer to “Note 3. Summary of Significant Accounting Policies.”

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2023
(unaudited)

NOTE 6. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%, immediately after such borrowing. As of March 31, 2023 and December 31, 2022, the Company’s asset coverage for borrowed amounts was 172% and 171%, respectively.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of March 31, 2023 and December 31, 2022. The fair value of the 6.50% Unsecured Notes is based upon the closing price on the last day of the period. The 6.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQL”). The fair value of the 6.25% Unsecured Notes is based upon the closing price on the last day of the period. The 6.25% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQZ”). The fair value of the 5.50% Unsecured Notes is based upon the closing price on the last day of the period. The 5.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQG”).
($ in millions)	As of
	March 31, 2023			December 31, 2022
	Principal Amount	Carrying Value(1)	Fair Value	Principal Amount	Carrying Value(1)	Fair Value
6.50% Unsecured Notes	$64.4	$64.0	$62.8	$64.4	$64.0	$63.4
6.25% Unsecured Notes	44.8	44.1	42.0	44.8	44.0	42.6
5.50% Unsecured Notes	80.5	78.4	72.9	80.5	78.3	70.0
Total	$189.7	$186.6	$177.7	$189.7	$186.3	$176.0

____________

(1)      The Carrying Value represents the aggregate principal amount outstanding less the unamortized deferred issuance costs. As of March 31, 2023, the total unamortized deferred issuance costs for the 6.50% Unsecured Notes, 6.25% Unsecured Notes, and 5.50% Unsecured Notes was approximately $0.3 million, $0.7 million, and $2.1 million, respectively. As of December 31, 2022, the total unamortized deferred issuance costs for the 6.50% Unsecured Notes, 6.25% Unsecured Notes, and 5.50% Unsecured Notes was approximately $0.4 million, $0.8 million, and $2.2 million, respectively.

(2)      Totals may not sum due to rounding.

The weighted average stated interest rate and weighted average maturity on the Company’s borrowings as of March 31, 2023 were 6.02% and 3.3 years, respectively, and as of December 31, 2022 were 6.02% and 3.6 years, respectively.

The tables below summarize the components of interest expense for the three months ended March 31, 2023 and March 31, 2022, respectively:
($ in thousands)	Three Months Ended March 31, 2023
	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total(1)
6.50% Unsecured Notes	$1,046.0	$80.1	$1,126.1
6.25% Unsecured Notes	699.9	57.5	757.3
5.50% Unsecured Notes	1,106.9	95.1	1,201.9
Total(1)	$2,852.7	$232.6	$3,085.4

____________

(1)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2023
(unaudited)

NOTE 6. BORROWINGS (cont.)

($ in thousands)	Three Months Ended March 31, 2022
	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
6.50% Unsecured Notes	$1,046.0	$80.1	$1,126.1
6.25% Unsecured Notes	699.9	57.5	757.4
5.50% Unsecured Notes	1,106.9	95.1	1,202.0
Total(1)	$2,852.8	$232.7	$3,085.4

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

The aggregate accrued interest payable on the 6.50% Unsecured Notes as of March 31, 2023 was approximately $12,000. As of March 31, 2023, the Company had unamortized deferred debt issuance costs relating to the 6.50% Unsecured Notes of approximately $326,000. The deferred debt issuance costs are being amortized over the term of the 6.50% Unsecured Notes and are included in interest expense in the statements of operations. The cash paid and the effective annualized interest rate for three months ended March 31, 2023 were approximately $1.0 million and 7.09%, respectively. The cash paid and the effective annualized interest rate for the three months ended March 31, 2022 were approximately $1.0 million and 7.09%, respectively.

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

The aggregate accrued interest payable on the 6.25% Unsecured Notes as of March 31, 2023 was approximately $467,000. As of March 31, 2023, the Company had unamortized deferred debt issuance costs of approximately $719,000 relating to the 6.25% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 6.25% Unsecured Notes and are included in interest expense in the statements of operations. The cash paid and the effective annualized interest rate for the three months ended March 31, 2023 were approximately $700,000 and 6.86%, respectively. The cash paid and the effective annualized interest rate for the three months ended March 31, 2022 were approximately $700,000 and 6.86%, respectively.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2023
(unaudited)

NOTE 6. BORROWINGS (cont.)

The aggregate accrued interest payable on the 5.50% Unsecured Notes as of March 31, 2023 was approximately $738,000. As of March 31, 2023, the Company had unamortized deferred debt issuance costs of approximately $2,059,000 relating to the 5.50% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 5.50% Unsecured Notes and are included in interest expense in the statements of operations. The cash paid and the effective annualized interest rate for the three months ended March 31, 2023 were approximately $1.1 million and 6.06%, respectively. The cash paid and the effective annualized interest rate for the three months ended March 31, 2022 were approximately $1.1 million and 6.06%, respectively.

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

As described in greater detail under Item 1. Business — Investment Advisory Agreement — Advisory Fee in its Annual Report on Form 10-K for the year ended December 31, 2022, the Company first calculates the Base Fee and any incentive fee under the terms of the Investment Advisory Agreement, then calculates the Base Fee and any incentive fee under the terms of the fee waiver letter unilaterally adopted by Oxford Square Management, effective April 1, 2016 (the “2016 Fee Waiver”), and, finally, adopts the lower of two combined results as the total fees payable to Oxford Square Management.

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

The following table represents the portion of the total advisory fee ascribed to the Base Fee (pursuant to the 2016 Fee Waiver calculation) for the three months ended March 31, 2023 and 2022, respectively:
($ in millions)	Three months ended March 31, 2023	Three months ended March 31, 2022
Base Fee	$1.2	$1.6

The Base Fee payable to Oxford Square Management as of March 31, 2023 and December 31, 2022 was $1,159,646 and $1,323,573, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2023
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

•        Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to one-fourth of an annual “hurdle rate.” The annual hurdle rate is determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rates for the 2023 and 2022 calendar years, calculated as of the immediately preceding December 31st, were 8.99% and 6.26% respectively, under the terms of the Investment Advisory Agreement. The Company’s net investment income (to the extent not distributed to shareholders) used to calculate the Net Investment Income Incentive Fee was also included in the amount of gross assets used to calculate the 2% Base Fee.

a.      The operation of the incentive fee with respect to the Company’s Pre-Incentive Fee Net Investment Income for each quarter is as follows:

i.       no incentive fee is payable to Oxford Square Management in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed one fourth of the annual hurdle rate (8.99% for the 2023 calendar year).

ii.      20% of the amount of the Pre-Incentive Fee Net Investment Income, if any, that exceeds one-fourth of the annual hurdle rate (8.99% for the 2023 calendar year) in any calendar quarter is payable to Oxford Square Management (i.e., once the hurdle rate is reached, 20% of all Pre-Incentive Fee Net Investment Income thereafter will be allocated to Oxford Square Management).

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2023
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
March 31, 2023
(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

The following table represents the portion of the total advisory fee ascribed to Net Investment Income Incentive Fees (pursuant to the 2016 Fee Waiver calculation) for the three months ended March 31, 2023 and 2022, respectively.
($ in millions)	Three months ended March 31, 2023	Three months ended March 31, 2022
Net Investment Income Incentive Fee	$1.2	$—

The Net Investment Income Incentive Fee payable to Oxford Square Management as of March 31, 2023 was $1,229,984. There was no Net Investment Income Incentive Fee payable to Oxford Square Management as of December 31, 2022.

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

There were no Capital Gains Incentive Fees based on hypothetical liquidation for the three months ended March 31, 2023 and 2022. There were no accrued Capital Gains Incentive Fees payable to Oxford Square Management as of March 31, 2023 and December 31, 2022.

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
March 31, 2023
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

For the three months ended March 31, 2023 and 2022, the Company incurred approximately $267,000 and $235,000, respectively, in compensation expenses for the services of employees allocated to the administrative activities of the Company, pursuant to the Administration Agreement with Oxford Funds. In addition, the Company incurred approximately $19,000 and $15,000 for facility costs allocated under the Administration Agreement for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and 2022, there were accrued compensation expenses of approximately $44,000 and $52,000, respectively, payable under the Administration Agreement.

Co-Investment Exemptive Relief

On June 14, 2017, the SEC issued an order permitting the Company and certain of its affiliates to complete negotiated co-investment transactions in portfolio companies, subject to certain conditions (the “Order”). Subject to satisfaction of certain conditions to the Order, the Company and certain of its affiliates are permitted, together with any future BDCs, registered closed-end funds and certain private funds, each of whose investment adviser is Oxford Square Management or an investment adviser controlling, controlled by, or under common control with the Oxford Square Management, to co-invest in negotiated investment opportunities where doing so would otherwise be prohibited under the 1940 Act, providing the Company’s stockholders with access to a broader array of investment opportunities.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2023
(unaudited)

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase/(decrease) in net assets resulting from net investment income and operations per share for the three months ended March 31, 2023 and 2022, respectively:
	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net investment income	$6,490,784	$4,250,374
Weighted average common shares outstanding	49,858,366	49,700,764
Net increase in net assets resulting from net investment income per common share	$0.13	$0.09
Net increase/(decrease) in net assets resulting from operations	$6,268,483	$(8,197,189)
Net increase/(decrease) in net assets resulting from operations per common share	$0.13	$(0.16)

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

The Company has adopted an “opt out” distribution reinvestment plan for its common stockholders. As a result, if the Company makes a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of it’s common stock, unless they specifically “opt out” of the distribution reinvestment plan so as to receive cash distributions. During the three months ended March 31, 2023 and 2022, the Company issued 41,158 and 31,583 shares, respectively, of common stock for approximately $134,000 and $125,000, respectively, to stockholders in connection with the distribution reinvestment plan. On each of January 31, February 28 and March 31, 2023, the Company paid monthly distributions of approximately $1.7 million, or $0.035 per share.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2023
(unaudited)

NOTE 9. DISTRIBUTIONS (cont.)

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

The tax character of distributions for the three months ended March 31, 2023, represented, on an estimated basis, $0.105 per share from ordinary income. For the three months ended March 31, 2023, the amounts and sources of distributions reported are only estimates (based on an average of the reported tax character historically) and are not being provided for U.S. federal income tax reporting purposes. Because the Company believes the historical tax characteristics of distributions is the most useful information which is readily available, the Company has used the average of all years from inception of the Company in providing the estimates herein. However, the timing and character of distributions for U.S. federal income tax purposes (which are determined in accordance with the U.S. federal tax rules which may differ from GAAP) may be materially different than the historical information the Company used in providing the estimates herein. The final determination of the source of all distributions in 2023 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

NOTE 10. NET ASSET VALUE PER SHARE

The Company’s net asset value per share as of March 31, 2023, and December 31, 2022, was $2.80 and $2.78, respectively. In determining the Company’s net asset value per share, the Board determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 11. REPURCHASE PROGRAMS

From time to time, the Board may authorize a share repurchase program under which shares are purchased in open market transactions. Since the Company is incorporated in Maryland, MGCL requires share repurchases to be accounted for as a share retirement. The cost of repurchased shares is charged against capital on the settlement date. During the three months ended March 31, 2023 and 2022, the Company was not authorized to repurchase any shares of outstanding common stock.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2023
(unaudited)

NOTE 12. INVESTMENT INCOME

The following table sets forth the components of investment income for the three months ended March 31, 2023 and 2022, respectively:
	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Interest Income
Stated interest income	$7,945,032	$4,786,723
Original issue discount and market discount income	340,019	253,267
Discount income derived from unscheduled remittances at par	9,109	210,159
Total interest income	$8,294,160	$5,250,149
Income from securitization vehicles and investments	$4,379,495	$4,441,195
Other income
Fee letters	$155,078	$166,625
Loan prepayment and bond call fees	—	—
All other fees	113,065	7,901
Total other income	$268,143	$174,526
Total investment income	$12,941,798	$9,865,870

The 1940 Act requires that a BDC offer significant managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three months ended March 31, 2023 and 2022, the Company received no fee income for managerial assistance.

NOTE 13. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote. As of March 31, 2023, the Company did not have any commitments to purchase additional debt investments.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2023
(unaudited)

NOTE 14. FINANCIAL HIGHLIGHTS

Financial highlights for the three months ended March 31, 2023 and 2022, respectively, are as follows:
	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Per Share Data
Net asset value at beginning of period	$2.78	$4.92
Net investment income(1)	0.13	0.09
Net realized and unrealized gains/(losses)(2)	(0.00)	(0.25)
Net increase/(decrease) in net asset value from operations	0.13	(0.16)
Distributions per share from net investment income	(0.11)	(0.09)
Tax return of capital distributions(3)	—	(0.02)
Total distributions	(0.11)	(0.11)
Effect of shares issued/repurchased, gross	—	—
Net asset value at end of period	$2.80	$4.65
Per share market value at beginning of period	$3.12	$4.08
Per share market value at end of period	$3.16	$4.19
Total return based on market value(4)	4.42%	5.31%
Total return based on net asset value(5)	4.50%	(3.35)%
Shares outstanding at end of period	49,885,954	49,721,642

Ratios/Supplemental Data(8)
Net assets at end of period (000’s)	$139,839	$231,304
Average net assets (000’s)	$139,235	$237,950
Ratio of expenses to average net assets(6)	18.53%	9.44%
Ratio of net investment income to average net assets(6)	18.65%	7.14%
Portfolio turnover rate(7)	0.10%	10.09%

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2023
(unaudited)

NOTE 14. FINANCIAL HIGHLIGHTS (cont.)

(8)      The following table provides supplemental performance ratios (annualized) measured for the three months ended March 31, 2023 and 2022:
	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Ratio of expenses to average net assets:
Operating expenses before incentive fees	15.00%	9.44%
Net investment income incentive fees	3.53%	—%
Ratio of expenses, excluding interest expense to average net assets	9.67%	4.25%

NOTE 15. RISKS AND UNCERTAINTIES

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2023
(unaudited)

NOTE 15. RISKS AND UNCERTAINTIES (cont.)

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

NOTE 16. SUBSEQUENT EVENTS

The following distributions payable to stockholders are shown below:
Date Declared	Record Date	Payable Date	Per Share Distribution Amount Declared
March 16, 2023	April 14, 2023	April 28, 2023	$0.035
March 16, 2023	May 17, 2023	May 31, 2023	$0.035
March 16, 2023	June 16, 2023	June 30, 2023	$0.035
April 25, 2023	July 17, 2023	July 31, 2023	$0.035
April 25, 2023	August 17, 2023	August 31, 2023	$0.035
April 25, 2023	September 15, 2023	September 29, 2023	$0.035

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

•        the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions and cybersecurity attacks; and

•        the risks, uncertainties and other factors we identify in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022, and elsewhere in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

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

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of March 31, 2023, our debt investments had stated interest rates of between 8.09% and 14.83% and maturity dates of between 0 and 83 months. In addition, our total portfolio had a weighted average annualized yield on debt investments of approximately 12.36% as of March 31, 2023.

The weighted average annualized yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average annualized yield was computed using the effective interest rates as of March 31, 2023, including accretion of original issue discount (“OID”) and excluding any debt investments on non-accrual status. There can be no assurance that the weighted average annualized yield will remain at its current level.

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

During the three months ended March 31, 2023, U.S. loan market performance improved versus the prior quarter. U.S. loan prices, as defined by the Morningstar / LSTA US Leveraged Loan Index, increased from 92.44% of par as of December 31, 2022 to 94.71% of par as of February 9, 2023 before dropping to 93.38% of par as of March 31, 2023.

As of March 31, 2023, the Company’s Board of Directors approved the fair value of the Company’s investment portfolio of approximately $319.7 million in good faith in accordance with the Company’s valuation procedures.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. We consider the attributes of current market conditions on an on-going basis and have determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, substantially all of our fair valued investments are measured based upon Level 3 inputs as of March 31, 2023 and December 31, 2022.

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

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. We generally restore non-accrual loans to accrual status when past due principal and interest is paid and, in our judgment, is likely to remain current. As of March 31, 2023 and 2022, we had three debt investments that were on non-accrual status.

Interest income also includes a payment-in-kind (“PIK”) component on certain investments in our portfolio. Refer to the section below, “Payment-In-Kind,” for a description of PIK income and its impact on interest income.

Payment-In-Kind

We have debt and preferred stock investments in our portfolio that contain contractual PIK provisions. PIK interest and preferred stock dividends are computed at their contractual rates and are accrued into income and added to the principal balances on the capitalization dates. Upon capitalization, the PIK portions of the investments are valued at their respective fair values. If we believe that a PIK is not fully expected to be realized, the PIK investment would be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends would be reversed from the related receivable through interest or dividend income, respectively. PIK investments on non-accrual status are restored to accrual status once it becomes probable that such PIK will be ultimately collectible in cash. For the three months ended March 31, 2023 and 2022, no PIK preferred stock dividends were recognized as dividend income. For the three months ended March 31, 2023 and 2022, no PIK interest was recognized as interest income.

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

We also record income on our investments in certain securitization vehicles (or “CLO warehouse facilities”) based on a stated rate per the underlying note purchase agreement plus accrued interest or, if there is no stated rate, then an estimated rate is calculated using a base case model projecting the timing of the ramp-up of the CLO warehouse facility. As of March 31, 2023 and 2022, we had no investments in CLO warehouse facilities. For the three months ended March 31, 2023 and 2022, no income was recognized related to CLO warehouse facilities.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $319.7 million and $314.7 million as of March 31, 2023, and December 31, 2022, respectively. The increase in the value of investments during the three month period ended March 31, 2023, was due primarily to investment acquisitions of approximately $8.2 million, which were partially offset by debt repayments of approximately $0.3 million and net unrealized depreciation on our investment portfolio of approximately $0.2 million (which incorporates reductions to CLO equity cost value of $3.0 million).

A reconciliation of the investment portfolio for the three months ended March 31, 2023 and the year ended December 31, 2022 follows:

($ in millions)	March 31, 2023	December 31, 2022
Beginning investment portfolio	$314.7	$420.8
Portfolio investments acquired	8.2	84.2
Debt repayments	(0.3)	(50.0)
Sales of securities	—	(14.6)
Reductions to CLO equity cost value(1)	(3.0)	(20.4)
Accretion of discounts on investments(2)	0.3	0.9
Net change in unrealized depreciation on investments	(0.2)	(105.9)
Net realized gains/(losses) on investments	—	(0.3)
Ending investment portfolio	$319.7	$314.7

____________

(1)      For the three months ended March 31, 2023, the reductions to CLO equity cost value of approximately $3.0 million represented the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes of approximately $7.3 million, plus the amortization of cost on our CLO fee notes of approximately $52,000, less the effective yield interest income recognized on our CLO equity subordinated and income notes of approximately $4.4 million). For the year ended December 31, 2022, the reductions to CLO equity cost value of approximately $20.4 million represented the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes of approximately $37.3 million, plus the amortization of cost on our CLO fee notes of approximately $128,000, less the effective yield interest income recognized on our CLO equity subordinated and income notes of approximately $17.1 million.

During the three months ended March 31, 2023 we purchased approximately $8.2 million in portfolio investments, which includes additional investments of approximately $3.5 million in existing portfolio companies and approximately $4.7 million in a new portfolio company. During the year ended December 31, 2022, we purchased approximately $84.2 million in portfolio investments, including additional investments of approximately $58.9 million in existing portfolio companies and approximately $25.3 million in new portfolio companies.

In certain instances, we receive investment proceeds based on the scheduled amortization of the outstanding loan balances and from the sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

For the three months ended March 31, 2023, we did not sell any investments. For the year ended December 31, 2022, we recognized proceeds from the sales of securities of approximately $14.6 million. Also, during the three months ended March 31, 2023 and the year ended December 31, 2022, we had loan principal repayments of approximately $0.3 million and $50.0 million, respectively.

As of March 31, 2023, we had investments in debt securities of, or loans to, 21 portfolio companies, with a fair value of approximately $218.7 million, and equity investments of approximately $101.0 million.

As of December 31, 2022, we had investments in debt securities of, or loans to, 20 portfolio companies, with a fair value of approximately $211.4 million, and equity investments of approximately $103.3 million.

The following table indicates the quarterly portfolio investment activity for the past five quarters:

Three Months Ended ($ in millions)	Purchases of Investments	Debt Repayments	Sales of Investments	Reductions to CLO Equity Cost Value(1)
March 31, 2023	$8.2	$0.3	$—	$3.0
Total 2023 to date	$8.2	$0.3	$—	$3.0

December 31, 2022	$6.1	$0.2	$—	$2.3
September 30, 2022	3.9	11.0	1.8	3.9
June 30, 2022	26.9	0.2	9.5	6.4
March 31, 2022	47.4	38.6	3.4	7.8
Total(2)	$84.2	$50.0	$14.6	$20.4

____________

(1)      Reductions to CLO equity cost value represent the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes, plus the amortization of cost of our CLO fee notes, less the effective yield interest income recognized on our CLO equity subordinated and income notes.

(2)      Totals may not sum due to rounding.

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$218.7	68.4%	$211.4	67.2%
CLO Equity	95.9	30.0%	98.9	31.4%
Equity and Other Investments	5.1	1.6%	4.3	1.4%
Total(1)	$319.7	100.0%	$314.7	100.0%

____________

(1)      Totals may not sum due to rounding.

Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2023 and December 31, 2022, we held qualifying assets that represented 71.3% and 70.1%, respectively, of the total assets. No additional non-qualifying assets were acquired during the periods when qualifying assets were less than 70.0% of the total assets.

The following table shows our portfolio of investments by industry at fair value, as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	($ in millions)		($ in millions)
Structured finance(1)	$95.9	30.0%	$98.9	31.4%
Software	79.4	24.8%	69.0	21.9%
Business services	53.2	16.6%	53.4	17.0%
Healthcare	31.5	9.8%	33.6	10.7%
Telecommunication services	21.0	6.6%	22.2	7.1%
Diversified insurance	14.6	4.6%	14.7	4.7%
Plastics manufacturing	12.0	3.8%	11.7	3.7%
Utilities	7.1	2.2%	6.8	2.2%
IT consulting	5.1	1.6%	4.3	1.4%
Total(2)	$319.7	100.0%	$314.7	100.0%

____________

(1)      Reflects our equity investments in CLOs as of March 31, 2023, and December 31, 2022, respectively.

(2)      Totals may not sum due to rounding.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of March 31, 2023 and December 31, 2022, our portfolio had a weighted average grade of 2.2 and 2.2, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities and investments in CLOs are not graded.

As of March 31, 2023 and December 31, 2022, our debt investment portfolio was graded as follows:

($ in millions)		March 31, 2023
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	222.0	70.1%	176.2	80.5%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	65.7	20.8%	42.4	19.4%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	28.7	9.1%	0.1	0.1%
	Total(1)	$316.4	100.0%	$218.7	100.0%

____________

(1)      Totals may not sum due to rounding.

($ in millions)		December 31, 2022
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	230.1	74.9%	180.0	85.1%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	48.9	15.9%	31.3	14.8%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status	28.2	9.2%	0.2	0.1%
	Total(1)	$307.2	100.0%	$211.4	100.0%

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

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended March 31, 2023 to the three months ended March 31, 2022.

Investment Income

Investment income for the three months ended March 31, 2023 and March 31, 2022 was approximately $12.9 million and $9.9 million, respectively. The following tables set forth the components of investment income for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Interest Income
Stated interest income	$7,945,032	$4,786,723
Original issue discount and market discount income	340,019	253,267
Discount income derived from unscheduled remittances at par	9,109	210,159
Total interest income	$8,294,160	$5,250,149
Income from securitization vehicles and investments	$4,379,495	$4,441,195
Other income	—	—
Fee letters	$155,078	$166,625
Loan prepayment and bond call fees	—	—
All other fees	113,065	7,901
Total other income	$268,143	$174,526
Total investment income	$12,941,798	$9,865,870

The increase in total investment income for the three months ended March 31, 2023 was primarily due to an increase in interest income for the three months ended March 31, 2023.

The total principal value of income producing debt investments as of March 31, 2023 and March 31, 2022 was approximately $287.7 million and $280.1 million, respectively. As of March 31, 2023, our debt investments had a range of stated interest rates of 8.09% and 14.83% and maturity dates of between 0 and 83 months compared to a range of stated interest rates of 4.21% and 10.50% and maturity dates of between 3 and 95 months as of March 31, 2023. In addition, our total debt portfolio had a weighted average yield on debt investments of approximately 12.36% as of March 31, 2023, compared to approximately 8.01% as of March 31, 2022. As of March 31, 2023, three debt investments were on non-accrual status with a combined fair value of approximately $0.1 million and total principal value of approximately $28.7 million. As of March 31, 2022, three debt investments were on non-accrual status with a fair value of approximately $1.0 million and total principal value of approximately $27.2 million.

Income from securitization vehicles for the three months ended March 31, 2023 and March 31, 2022, was approximately $4.4 million and $4.4 million, respectively. The total principal outstanding on our investments in CLOs as of March 31, 2023 and March 31, 2022, was approximately $363.1 million and $352.9 million, respectively. The weighted average yield on CLO equity investments as of March 31, 2023 and March 31, 2022, was approximately 9.1% and 8.9%, respectively.

Operating Expenses

Total expenses for the three months ended March 31, 2023 and 2022, were approximately $6.5 million and $5.6 million, respectively. These amounts consisted of base management fees, interest expense, professional fees, compensation expense, general and administrative expenses, and incentive fees.

Expenses before incentive fees for the three months ended March 31, 2023 were approximately $5.2 million, compared to $5.6 million for the three months ended March 31, 2022. That decrease is primarily due to lower base management fees.

The base management fee for the three months ended March 31, 2023 was approximately $1.2 million compared with $1.6 million for the three months ended March 31, 2022. That decrease for the three months ended March 31, 2023 was due largely to a decrease in the weighted average gross assets.

The net investment income incentive fee for the three months ended March 31, 2023 was approximately $1.2 million. There was no net investment income incentive fee for the three months ended March 31, 2022. That increase for the three months ended March 31, 2023 was due to greater net investment income, coupled with the Company’s performance exceeding the total return requirement.

Interest expense for the three months ended March 31, 2023 and 2022, was approximately $3.1 million, which primarily relates to our 5.50% unsecured notes due 2028 (the “5.50% Unsecured Notes”), 6.25% unsecured notes due 2026 (the “6.25% Unsecured Notes”) and 6.50% unsecured notes due 2024 (the “6.50% Unsecured Notes”).

Professional fees, consisting of legal, consulting, valuation, audit and tax fees, were approximately $336,000 for the three months ended March 31, 2023, compared to approximately $344,000 for the three months ended March 31, 2022. That decrease for the three months ended March 31, 2023 was primarily due to lower legal fees.

Compensation expense was approximately $267,000 for the three months ended March 31, 2023, compared to approximately $235,000 for the three months ended March 31, 2022. Compensation expense reflects the allocation of compensation expenses for the services of our Chief Financial Officer, accounting personnel, and other administrative support staff.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, was approximately $373,000 for the three months ended March 31, 2023, compared to approximately $344,000 for the three months ended March 31, 2022. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee (“Net Investment Income Incentive Fee”) recorded for the three months ended March 31, 2023 was approximately $1.2 million. There was no Net Investment Income Incentive Fee recorded for the three months ended March 31, 2022 due to the total return requirement. The Net Investment Income Incentive Fee is calculated and payable quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter exceeds (y) the “Preferred Return Amount” for the calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the Base Fee, expenses payable under the Administration Agreement with Oxford Funds, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Refer to “Note 7. Related Party Transactions” in the notes to our financial statements.

The expense attributable to the capital gains incentive fee (the “Capital Gains Incentive Fee”), as reported under GAAP, is calculated as if the Company’s entire portfolio had been liquidated at period end, and therefore is calculated on the basis of net realized and unrealized gains and losses at the end of each period. That expense (or the reversal of such an expense) related to that hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the three months ended March 31, 2023, no accrual was required as a result of the impact of accumulated net unrealized depreciation and net realized losses on our portfolio.

The amount of the Capital Gains Incentive Fee which will actually be payable is determined in accordance with the terms of the Investment Advisory Agreement and is calculated as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). The terms of the Investment Advisory Agreement state that the Capital Gains Incentive Fee calculation is based on net realized gains, if any, offset by gross unrealized depreciation for the calendar year. No effect is given to gross unrealized appreciation in this calculation. For the three months ended March 31, 2023 and 2022, such an accrual was not required under the terms of the Investment Advisory Agreement.

Realized and Unrealized Gains/Losses on Investments

For the three months ended March 31, 2023, we did not sell any positions, nor recognize any realized gains or losses.

For the three months ended March 31, 2023, our net change in unrealized appreciation was approximately $0.2 million, composed of $7.8 million in gross unrealized appreciation and $8.0 million in gross unrealized depreciation. This includes net unrealized appreciation of approximately $3.0 million resulting from reductions to the cost value of our CLO equity investments representing the difference between distributions received, or entitled to be received, on our investments held in CLO equity subordinated notes and fee notes, of approximately $7.3 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $4.3 million. The most significant components of the net change in unrealized depreciation during the three months ended March 31, 2023, were as follows (in millions):

Portfolio Company	Changes in unrealized appreciation/ (depreciation)
Dodge Data & Analytics, LLC	$1.3
RSA Security, LLC	1.0
Verifone Systems, Inc.	(0.8)
ConvergeOne Holdings, Inc.	(1.0)
HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)	(2.3)
Net all other	1.6
Total	$(0.2)

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

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the three months ended March 31, 2023 and March 31, 2022 was approximately $6.5 million and $4.3 million, respectively. That increase in net investment income was primarily due to an increase in interest income, partially offset by an increase in Net Investment Income Incentive Fees.

For the three months ended March 31, 2023, the net increase in net assets resulting from net investment income per common share was $0.13 (basic and diluted), compared to the net increase in net assets resulting from net investment income per share of $0.09 (basic and diluted) for the three months ended March 31, 2022. The per share increase was primarily due to an increase in investment income and a decrease in Base Fees, partially offset by an increase in Net Investment Income Incentive Fees.

Net Increase/(Decrease) in Net Assets Resulting from Operations

Net increase in net assets resulting from operations for the three months ended March 31, 2023 was approximately $6.3 million compared with a net decrease in net assets resulting from operations of approximately $8.2 million for the three months ended March 31, 2022.

For the three months ended March 31, 2023, the net increase in net assets resulting from operations per common share was $0.13 (basic and diluted), compared to a net decrease in net assets resulting from operations per share of $0.16 (basic and diluted) for the three months ended March 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2023, cash and cash equivalents were approximately $10.8 million as compared to approximately $9.0 million as of December 31, 2022. For the three months ended March 31, 2023, net cash provided by operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $6.8 million, largely reflecting purchases of investments of approximately $8.2 million and net change in unrealized depreciation of approximately $0.2 million, partially offset by proceeds from principal repayments of investments of approximately $0.3 million For the three months ended March 31, 2023, net cash used in financing activities was approximately $5.1 million, reflecting the payment of distributions.

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2023, is as follows:

		Payments Due by Period
Contractual obligations (in millions)	Principal Amount	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
6.50% Unsecured Notes	$64.4	$64.4	$—	$—	$—
6.25% Unsecured Notes	44.8	—	—	44.8	—
5.50% Unsecured Notes	80.5	—	—	—	80.5
	$189.7	$64.4	$—	$44.8	$80.5

Refer to “Note 6. Borrowings” in the notes to our financial statements.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into a variety of undertakings containing a variety of warranties and indemnifications that may expose us to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote. As of March 31, 2023, we did not have any commitments to purchase additional investments.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, as of March 31, 2023, we were only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 150%, immediately after such borrowing. As of March 31, 2023 and December 31, 2022, our asset coverage for borrowed amounts was approximately 172% and 171%, respectively.

The weighted average stated interest rate and weighted average maturity on all of the Company’s debt outstanding as of March 31, 2023, were 6.02% and 3.3 years, respectively, and as of December 31, 2022, were 6.02% and 3.6 years, respectively.

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

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is taxable ordinary income or capital gains. The final determination of the nature of our distributions can only be made upon the filing of our tax return. We have until October 15, 2024, to file our federal income tax return for the year ended December 31, 2023.

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

The following table reflects the cash distributions, including distributions reinvested, if any, per share that our Board has declared on our common stock since the beginning of 2022:

Date Declared	Record Date	Payment Date	Total Distributions	GAAP net investment income			Distributions in excess of/ (less than) GAAP net investment income(1)
Fiscal 2023(1)
April 25, 2023	September 15, 2023	September 29, 2023	$0.035	$	N/A		$—
April 25, 2023	August 17, 2023	August 31, 2023	0.035		N/A		—
April 25, 2023	July 17, 2023	July 31, 2023	0.035		N/A		—
Total (Third Quarter 2023)			0.105		—	(3)	—

March 16, 2023	June 16, 2023	June 30, 2023	$0.035	$	N/A		$—
March 16, 2023	May 17, 2023	May 31, 2023	0.035		N/A		—
March 16, 2023	April 14, 2023	April 28, 2023	0.035		N/A		—
Total (Second Quarter 2023)			0.105		—	(3)	—

October 20, 2022	March 17, 2023	March 31, 2023	$0.035	$	N/A		$—
October 20, 2022	February 14, 2023	February 28, 2023	0.035		N/A		—
October 20, 2022	January 17, 2023	January 31, 2023	0.035		N/A		—
Total (First Quarter 2023)			0.105		0.13		(0.03)

Fiscal 2022(1)
July 21, 2022	December 16, 2022	December 30, 2022	$0.035	$	N/A		$—
July 21, 2022	November 16, 2022	November 30, 2022	0.035		N/A		—
July 21, 2022	October 17, 2022	October 31, 2022	0.035		N/A		—
Total (Fourth Quarter 2022)			0.105		0.13		(0.03)

April 21, 2022	September 16, 2022	September 30, 2022	0.035		N/A		—
April 21, 2022	August 17, 2022	August 31, 2022	0.035		N/A		—
April 21, 2022	July 15, 2022	July 29, 2022	0.035		N/A		—
Total (Third Quarter 2022)			0.105		0.11		(0.01)

March 1, 2022	June 16, 2022	June 30, 2022	0.035		N/A		—
March 1, 2022	May 17, 2022	May 31, 2022	0.035		N/A		—
March 1, 2022	April 15, 2022	April 29, 2022	0.035		N/A		—
Total (Second Quarter 2022)			0.105		0.09		0.02

October 22, 2021	March 17, 2022	March 31, 2022	0.035		N/A		—
October 22, 2021	February 14, 2022	February 28, 2022	0.035		N/A		—
October 22, 2021	January 17, 2022	January 31, 2022	0.035		N/A		—
Total (First Quarter 2022)			0.105		0.09		0.02
Total (2022)			$0.42		$0.42	(2)	$— (2)

____________

(1)      The tax characterization of cash distributions for the year ending December 31, 2023 and year ended December 31, 2022 will not be known until the tax return for such years are finalized. For the year ending December 31, 2023 and year ended December 31, 2022, the amounts and sources of distributions reported are only estimates and are not being provided for U.S. tax reporting purposes. The final determination of the source of all distributions in 2023 and 2022 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

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

•        Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Park Income Fund, Inc., a non-diversified closed-end management investment company that invests primarily in equity and junior debt tranches of CLO vehicles, and its investment adviser, Oxford Park Management, LLC. Oxford Funds provides Oxford Park Income Fund, Inc. with office facilities and administrative services pursuant to an administration agreement and also serves as the managing member of Oxford Park Management, LLC. In addition, Bruce L. Rubin serves as the Chief Financial Officer, Treasurer and Corporate Secretary of Oxford Park Income Fund, Inc. and Chief Financial Officer and Treasurer of Oxford Park Management, LLC, and Mr. Cummins serves as the Chief Compliance Officer of Oxford Park Income Fund, Inc. and Oxford Park Management, LLC.

As a result, certain conflicts of interest may arise with respect to the management of our portfolio by Messrs. Cohen and Rosenthal on the one hand, and the obligations of Messrs. Cohen and Rosenthal to manage Oxford Lane Capital Corp., Oxford Park Income Fund, Inc., Oxford Bridge II, LLC and the Oxford Gate Funds, respectively, on the other hand.

Oxford Square Management, Oxford Lane Management, LLC, Oxford Park Management, LLC and Oxford Gate Management, LLC are subject to a written policy with respect to the allocation of investment opportunities among the Company, Oxford Lane Capital Corp., Oxford Park Income Fund, Inc., Oxford Bridge II, LLC and the Oxford Gate Funds. Where investments are suitable for more than one entity, the allocation policy generally provides that, depending on size and subject to current and anticipated cash availability, the absolute size of the investment as well as its relative size compared to the total assets of each entity, current and anticipated weighted average costs of capital, among other factors, an investment amount will be determined by the adviser to each entity. If the investment opportunity is sufficient for each entity to receive its investment amount, then each entity receives the investment amount; otherwise, the investment amount is reduced pro rata. On June 14, 2017, the Securities and Exchange Commission issued an order permitting the Company and certain of its affiliates to complete negotiated co-investment transactions in portfolio companies, subject to certain conditions (the “Order”). Subject to satisfaction of certain conditions to the Order, the Company and certain of its affiliates are now permitted, together with any future BDCs, registered closed-end funds and certain private funds, each of whose investment adviser is the Company’s investment adviser or an investment adviser controlling, controlled by, or under common control with the Company’s investment adviser, to co-invest in negotiated investment opportunities where doing so would otherwise be prohibited under the 1940 Act, providing the Company’s stockholders with access to a broader array of investment opportunities. Pursuant to the Order, we are permitted to co-invest in such investment opportunities with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.

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

RECENT DEVELOPMENTS

The following distributions payable to stockholders are shown below:

Date Declared	Record Date	Payable Dates	Per Share Distribution Amount Declared
March 16, 2023	April 14, 2023	April 28, 2023	$0.035
March 16, 2023	May 17, 2023	May 31, 2023	$0.035
March 16, 2023	June 16, 2023	June 30, 2023	$0.035
April 25, 2023	July 17, 2023	July 31, 2023	$0.035
April 25, 2023	August 17, 2023	August 31, 2023	$0.035
April 25, 2023	September 15, 2023	September 29, 2023	$0.035

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2023, all debt investments in our portfolio were at variable interest rates, representing approximately $316.4 million in principal debt. As of March 31, 2023, all except three of our variable rate investments were income producing. The variable rates are generally based upon the five-year U.S. Department of Treasury note, the Prime rate, SOFR, or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain interest rate floors.

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

Based on our Statements of Assets and Liabilities as of March 31, 2023, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates for our settled investments (considering interest rate floors for floating rate instruments), excluding CLO equity investments. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2023. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2023, and are only adjusted for assumed changes in the underlying base interest rates. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

Hypothetical Change in Base Rates	Estimated Percentage Change in Investment Income
Up 300 basis points	16.7%
Up 200 basis points	11.1%
Up 100 basis points	5.6%
Down 100 basis points	(5.6)%
Down 200 basis points	(11.1)%
Down 300 basis points	(16.7)%

ITEM 4.    CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factors set forth below, there have been no material changes known to us during the three months ended March 31, 2023, to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Equity Securities

While we did not engage in unregistered sales of equity securities during the three months ended March 31, 2023, we issued 41,158 shares of common stock under our distribution reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value for the shares of common stock issued under the distribution reinvestment plan during the three months ended March 31, 2023 was approximately $134,000.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2023, no common stock was repurchased by the Company.

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

OXFORD SQUARE CAPITAL CORP.
Date: May 2, 2023	By:	/s/ Jonathan H. Cohen
Jonathan H. Cohen
Chief Executive Officer
(Principal Executive Officer)
Date: May 2, 2023	By:	/s/ Bruce L. Rubin
Bruce L. Rubin
Chief Financial Officer
(Principal Accounting Officer)