Form 10-Q
period 2023-06-30
Oxford Square Capital Corp.
filed 2023-08-10
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2023
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of August 9, 2023, was 56,411,076.

OXFORD SQUARE CAPITAL CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Non-affiliated/non-control investments (cost: $478,419,709 and $495,000,997, respectively)	$297,723,804	$310,347,097
Affiliated investments (cost: $16,836,822 and $16,836,822, respectively)	8,422,453	4,349,818
Cash and cash equivalents	43,029,280	9,019,164
Interest and distributions receivable	4,122,925	3,492,716
Other assets	960,242	785,640
Total assets	$354,258,704	$327,994,435
LIABILITIES
Notes payable – 6.50% Unsecured Notes, net of deferred issuance costs of $244,640 and $405,657, respectively	$64,125,585	$63,964,568
Notes payable – 6.25% Unsecured Notes, net of deferred issuance costs of $661,146 and $776,766, respectively	44,129,604	44,013,984
Notes payable – 5.50% Unsecured Notes, net of deferred issuance costs of $1,962,575 and $2,153,762 respectively	78,537,425	78,346,238
Base Fee and Net Investment Income Incentive Fee payable to affiliate	2,557,012	1,323,573
Accrued interest payable	1,216,109	1,216,109
Accrued expenses	1,280,810	458,001
Total liabilities	191,846,545	189,322,473
COMMITMENTS AND CONTINGENCIES (Note 14)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized; 56,395,751 and 49,844,796 shares issued and outstanding, respectively	563,957	498,447
Capital in excess of par value	451,031,685	434,737,950
Total distributable earnings/(accumulated losses)	(289,183,483)	(296,564,435)
Total net assets	162,412,159	138,671,962
Total liabilities and net assets	$354,258,704	$327,994,435
Net asset value per common share	$2.88	$2.78

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited)
June 30, 2023

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS(33)
Senior Secured Notes
Business Services
Access CIG, LLC
second lien senior secured notes, 12.94% (SOFR + 7.75%), (0.00% floor) due February 27, 2026(4)(5)(14)(31)	February 14, 2018	$16,754,000	$16,801,156	$15,748,760

Convergint Technologies, LLC
first lien senior secured notes, 9.85% (SOFR + 4.75%), (0.75% floor) due March 31, 2028(4)(5)(6)(14)(31)	November 15, 2022	2,481,250	2,390,828	2,433,188
second lien senior secured notes, 11.97% (SOFR+ 6.75%), (0.75% floor) due March 29, 2029(4)(5)(14)(31)	March 18, 2021	11,000,000	10,965,213	9,702,880

OMNIA Partners, Inc.
second lien senior secured notes, 12.74% (SOFR + 7.50%), (0.00% floor) due May 22, 2026(4)(5)(6)(14)(30)	May 17, 2018	13,812,665	13,785,466	12,845,778

Premiere Global Services, Inc.
first lien senior secured notes, 13.00% (Prime Rate + 5.50%), (1.00% floor) due September 9, 2021(4)(5)(6)(17)(29)(32)	October 1, 2019	11,821,914	11,469,896	—
replacement revolver, 13.00% (Prime Rate + 5.50%), (1.00% floor) due April 7, 2023(4)(5)(17)(28)(29)	October 1, 2019	2,452,012	2,378,999	451,378
second lien senior secured notes, 0.50% Cash, 14.26% PIK (LIBOR + 9.00%) (1.00% floor) due June 6, 2024(3)(4)(5)(16)(17)	October 1, 2019	14,936,499	9,817,795	—

Verifone Systems, Inc.
first lien senior secured notes, 9.48% (LIBOR + 4.00%), (0.00% floor) due August 20, 2025(4)(5)(6)(14)(16)	August 9, 2018	13,990,418	13,504,253	13,150,993
Total Business Services			$81,113,606	$54,332,977	33.5%

Diversified Insurance
Affinion Insurance Solutions, Inc. (f/k/a AIS Intermediate, LLC)
first lien senior secured notes, 10.27% (LIBOR + 5.00%), (0.00% floor) due August 15, 2025(4)(5)(6)(14)(16)	January 7, 2021	$14,895,570	$14,648,605	$14,299,747
Total Diversified Insurance			$14,648,605	$14,299,747	8.8%

Healthcare
Careismatic Brands, Inc. (f/k/a New Trojan Parent, Inc.)
second lien senior secured notes, 12.47% (SOFR+ 7.25%), (0.50% floor) due January 5, 2029(4)(5)(31)	January 22, 2021	$12,000,000	$11,951,660	$5,400,000

HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)
first lien senior secured notes, 9.72% (SOFR + 4.50%), (0.00% floor) due April 3, 2025(4)(5)(6)(14)(31)	October 31, 2018	18,911,882	18,708,370	13,616,555

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited) — (continued)
June 30, 2023

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS(33)
Senior Secured Notes – (continued)
Healthcare – (continued)
Viant Medical Holdings, Inc.
first lien senior secured notes, 8.94% (LIBOR + 3.75%), (0.00% floor) due July 2, 2025(4)(5)(6)(14)(15)	June 26, 2018	$9,525,000	$9,523,782	$9,239,250
second lien senior secured notes, 12.94% (LIBOR + 7.75%), (0.00% floor) due July 2, 2026(4)(5)(14)(15)	June 26, 2018	5,000,000	4,979,043	4,425,000
Total Healthcare			$45,162,855	$32,680,805	20.1%

Software
Alvaria, Inc. (f/k/a Aspect Software, Inc.)
first lien senior secured notes, 10.39% (SOFR + 5.25%), (0.75% floor) due May 8, 2028(4)(5)(6)(14)(25)	May 18, 2021	$7,840,000	$7,745,417	$5,233,200
second lien senior secured notes, 14.50% (SOFR + 9.00%), (0.75% floor) due May 7, 2029(4)(5)(14)(30)	May 3, 2021	7,000,000	6,827,438	3,500,000

Dodge Data & Analytics, LLC
first lien senior secured notes, 10.14% (SOFR + 4.75%), (0.50% floor) due February 23, 2029(4)(5)(6)(14)(30)	February 10, 2022	4,950,000	4,886,870	3,984,750
second lien senior secured notes, 13.64% (SOFR + 8.25%), (0.50% floor) due February 25, 2030(4)(5)(14)(30)	February 10, 2022	15,000,000	14,808,076	10,350,000

Help/Systems Holdings, Inc.
first lien senior secured notes, 9.15% (SOFR + 4.00%), (0.75% floor) due November 19, 2026(4)(5)(6)(14)(30)	October 6, 2022	4,470,486	4,211,886	4,073,730
second lien senior secured notes, 11.95% (SOFR + 6.75%), (0.75% floor) due November 19, 2027(4)(5)(14)(31)	October 14, 2021	8,000,000	8,007,524	6,400,000

Kofax, Inc.
first lien senior secured notes, 10.45% (SOFR + 5.25%), (0.50% floor) due July 20, 2029(4)(5)(6)(31)	February 1, 2023	4,975,000	4,654,662	4,552,125

Magenta Buyer, LLC (f/k/a McAfee Enterprise)
first lien senior secured notes, 10.28% (LIBOR + 5.00%), (0.75% floor) due July 27, 2028(4)(5)(6)(14)(16)	May 17, 2022	1,979,899	1,885,389	1,484,924
second lien senior secured notes, 13.53% (SOFR + 8.25%), (0.75% floor) due July 27, 2029(4)(5)(14)(30)	October 20, 2021	14,968,714	14,928,141	9,654,821

Quest Software, Inc.
first lien senior secured notes, 9.45% (SOFR + 4.25%), (0.50% floor) due February 1, 2029(4)(5)(6)(14)(30)	January 20, 2022	2,977,500	2,953,329	2,307,563
second lien senior secured notes, 12.70% (SOFR + 7.50%), (0.50% floor) due February 1, 2030(4)(5)(14)(30)	January 20, 2022	20,000,000	19,746,403	14,000,000

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited) — (continued)
June 30, 2023

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS(33)
Senior Secured Notes – (continued)
Software – (continued)
RSA Security, LLC
second lien senior secured notes, 13.04% (LIBOR + 7.75%), (0.75% floor) due April 27, 2029(4)(5)(14)(16)	April 16, 2021	$15,000,000	$14,788,775	$10,050,000

Veritas USA, Inc.
first lien senior secured notes, 10.22% (SOFR + 5.00%), (1.00% floor) due September 1, 2025(4)(5)(6)(31)	June 24, 2022	3,976,065	3,423,233	3,250,433
Total Software			$108,867,143	$78,841,546	48.5%

Telecommunication Services
ConvergeOne Holdings, Inc.
first lien senior secured notes, 10.37% (LIBOR + 5.00%), (0.00% floor) due January 4, 2026(4)(5)(6)(10)(14)	June 4, 2021	$5,267,139	$5,234,414	$3,295,280
second lien senior secured notes, 13.87% (LIBOR + 8.50%), (0.00% floor) due January 4, 2027(4)(5)(10)(14)	June 3, 2021	15,000,000	14,526,195	5,301,600

Global Tel Link Corp.
second lien senior secured notes, 15.20% (SOFR + 10.00%), (0.00% floor) due November 29, 2026(4)(5)(14)(31)	November 20, 2018	17,000,000	16,841,900	13,600,000
Total Telecommunication Services			$36,602,509	$22,196,880	13.7%

Utilities
CLEAResult Consulting, Inc.
second lien senior secured notes, 12.45% (SOFR + 7.25%), (0.00% floor) due August 10, 2026(4)(5)(31)	August 3, 2018	$7,650,000	$7,659,782	$7,143,188
Total Utilities			$7,659,782	$7,143,188	4.4%
Total Senior Secured Notes			$294,054,500	$209,495,143	129.0%

Collateralized Loan Obligation – Equity Investments
Structured Finance
Atlas Senior Loan Fund XI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 26, 2031(9)(11)(12)(18)(24)	April 5, 2019	$5,725,000	$2,461,563	$687,000

BlueMountain CLO 2014-2 Ltd.
CLO subordinated notes, estimated yield 0.00% due October 20, 2030(9)(11)(12)(18)	April 3, 2019	6,374,000	1,670,096	637,400

Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 18, 2029(9)(11)(12)(18)(24)	March 19, 2013	6,250,000	544,329	2,037

Carlyle Global Market Strategies CLO 2021-6, Ltd.
CLO subordinated notes, estimated yield 14.25% due July 17, 2034(9)(11)(12)(14)(18)	June 30, 2021	29,600,000	21,284,603	16,872,000

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 9.08% due April 20, 2034(9)(11)(12)(13)(18)(26)	October 23, 2013	18,000,000	11,809,274	7,658,584

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited) — (continued)
June 30, 2023

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS(33)
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 11.75% due April 20, 2034(9)(11)(12)(18)	May 15, 2017	$7,700,000	$6,496,608	$4,620,000

CIFC Funding 2014-3, Ltd.
CLO subordinated notes, estimated yield 0.00% due October 22, 2031(9)(11)(12)(18)(24)	January 24, 2017	10,000,000	3,750,739	1,900,000

Dryden 43 Senior Loan Fund
CLO subordinated notes, estimated yield 18.22% due April 20, 2034(9)(11)(12)(14)(18)	June 1, 2021	47,263,000	28,518,150	24,104,130

Madison Park Funding XVIII, Ltd.
CLO subordinated notes, estimated yield 35.98% due October 21, 2030(9)(11)(12)(18)(24)	May 22, 2020	12,500,000	4,662,079	4,625,000

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 17.83% due January 22, 2028(9)(11)(12)(18)(24)	May 11, 2016	5,422,500	3,188,430	2,223,225

Nassau 2019-I Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2031(9)(11)(12)(18)	April 11, 2019	23,500,000	11,064,889	1,410,000

Octagon Investment Partners 49, Ltd.
CLO subordinated notes, estimated yield 15.74% due January 18, 2033(9)(11)(12)(13)(14)(18)(26)	December 11, 2020	28,875,000	19,674,618	12,045,966

PPM CLO 4, Ltd.
CLO subordinated notes, estimated yield 26.30% due October 18, 2034(9)(11)(12)(18)	September 28, 2022	7,000,000	4,130,486	3,920,000

Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 25, 2030(9)(11)(12)(18)	August 1, 2018	45,500,000	21,355,096	3,185,000

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 17, 2026(9)(11)(12)(18)(24)	January 25, 2013	14,447,790	6,207,075	1,445

Telos CLO 2013-4, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 17, 2030(9)(11)(12)(18)(24)	May 20, 2015	11,350,000	5,228,852	113,500

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 17, 2028(9)(11)(12)(18)	April 11, 2014	28,500,000	18,179,226	2,850

Venture XVII, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(24)	January 27, 2017	6,200,000	2,321,562	124,000

Venture XX, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(24)	July 27, 2018	3,000,000	332,779	—

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited) — (continued)
June 30, 2023

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% of Net Assets(33)
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Venture 35 CLO, Limited
CLO subordinated notes, estimated yield 0.00% due October 22, 2031(9)(11)(12)(18)	December 7, 2020	$5,000,000	$2,158,728	$1,550,000

Venture 39 CLO, Limited
CLO subordinated notes, estimated yield 21.59% due April 15, 2033(9)(11)(12)(13)(18)(24)(26)	May 8, 2020	5,150,000	3,076,656	2,245,826

West CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 18, 2026(9)(11)(12)(18)(24)	May 12, 2017	9,250,000	1,173,126	54,575

Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 15, 2029(9)(11)(12)(13)(18)(26)	May 3, 2017	10,500,000	5,076,245	246,123
Total Structured Finance			$184,365,209	$88,228,661	54.3%
Total Collateralized Loan Obligation – Equity Investments			$184,365,209	$88,228,661	54.3%

Common Stock
IT Consulting
UniTek Global Services, Inc.
common equity(7)(27)	January 13, 2015	1,244,188	$684,960	$—
Total IT Consulting			$684,960	$—	0.0%
Total Common Stock			$684,960	$—	0.0%

Preferred Stock
IT Consulting
UniTek Global Services, Inc.
Series B Preferred Stock(3)(17)(21)(27)	June 26, 2019	17,557,899	$9,002,159	$—
Series B Senior Preferred Stock(3)(17)(22)(27)	June 26, 2019	9,144,779	4,535,443	3,246,397
Series B Super Senior Preferred Stock(3)(17)(23)(27)	June 26, 2019	5,176,056	2,614,260	5,176,056
Total IT Consulting			$16,151,862	$8,422,453	5.2%
Total Preferred Equity			$16,151,862	$8,422,453	5.2%
Total Investments in Securities(8)			$495,256,531	$306,146,257	188.5%

Cash Equivalents
First American Government Obligations Fund – Class Z Shares, 4.97%(14)(19)		42,679,693	$42,679,693	$42,679,693
Total Cash Equivalents			$42,679,693	$42,679,693	26.3%
Total Investments in Securities and Cash Equivalents			$537,936,224	$348,825,950	214.8%

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

(3)      As of June 30, 2023, the portfolio includes $14,936,499 principal amount of debt investments and 31,878,734 shares of preferred stock investments which contain a PIK provision.

(4)      Notes bear interest at variable rates and are subject to an interest rate floor where disclosed. The rate disclosed is as of June 30, 2023.

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited) — (continued)
June 30, 2023

(5)      Cost value reflects accretion of original issue discount or market discount, or amortization of premium.

(6)      Cost value reflects repayment of principal.

(7)      Common stock investments were non-income producing as of June 30, 2023.

(8)      Aggregate gross unrealized appreciation for U.S. federal income tax purposes is $2,543,757; aggregate gross unrealized depreciation for U.S. federal income tax purposes is $221,734,706. Net unrealized depreciation is $219,190,949 based upon an estimated tax cost basis of $525,337,206 as of June 30, 2023.

(9)      Cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO equity investments.

(10)    The principal balance outstanding for this debt investment, in whole or in part, is indexed to 180-day LIBOR.

(11)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. The Company may include CLO equity side letter related investments within CLO equity subordinated notes line items, and those side letter related investments may represent qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2023, the Company held qualifying assets that represented 75.3% of its total assets.

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

(17)    As of June 30, 2023, this debt or preferred equity investment was on non-accrual status and no interest or dividend income had been recognized on the investment during the six months ended June 30, 2023. The aggregate fair value of these investments was approximately $8.9 million.

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

(19)    Represents cash equivalents held in money market accounts as of June 30, 2023.

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

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited) — (continued)
June 30, 2023

(27)    These investments are deemed to be an “affiliate,” as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned between 5% and 25% of its voting securities. We do not “control” any of our portfolio companies. Fair value as of December 31, 2022 and June 30, 2023 along with transactions during the six months ended June 30, 2023 in these affiliated investments are as follows:

Name of Issuer	Title of Issue	Amount of Interest or Dividends Credited to Income(a)	Fair Value as of December 31, 2022	Gross Additions(b)	Gross Reductions(c)	Net Change in Unrealized Appreciation	Fair Value as of June 30, 2023
AFFILIATED INVESTMENT:
Unitek Global Systems, Inc	Common Stock	$—	$—	$—	$—	$—	$—
	Series B Preferred Stock	—	—	—	—	—	—
	Series B Senior Preferred Stock	—	500,053	—	—	2,746,344	3,246,397
	Series B Super Senior Preferred Stock	—	3,849,765	—	—	1,326,291	5,176,056
Total Affiliated Investment		—	4,349,818	—	—	4,072,635	8,422,453
Total Control Investment		—	—	—	—	—	—
TOTAL CONTROL AND AFFILIATED INVESTMENTS		$—	$4,349,818	$—	$—	$4,072,635	$8,422,453

____________

(a)      Represents the total amount of interest or distributions credited to income for the portion of the year an investment was an affiliate investment.

(b)       Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees. For the six months ended June 30, 2023, a total of approximately $2.4 million of paid-in-kind dividends were entitled to be received yet deemed uncollectible.

(c)       Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs.

(28)    As part of a restructuring completed on September 17, 2021, a portion of the Company’s investment in the first lien senior secured notes of Premiere Global Services, Inc. was converted into a like amount of a new revolving credit facility (the “Replacement Revolver”). On March 15, 2023 the maturity date of the Replacement Revolver was amended from March 15, 2023 to April 7, 2023. The cost basis of the Replacement Revolver was established by allocating a portion of the cost basis from the first lien senior secured notes pro-rata based on the amount of principal that was converted from the first lien senior secured notes to the Replacement Revolver. The Replacement Revolver has no unfunded commitment and is on non-accrual status as of June 30, 2023.

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

(32)    The amended stated maturity date is June 8, 2023, however, a springing maturity date of September 9, 2021 is in effect as of June 30, 2023.

(33)    Totals may not sum due to rounding.

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS
December 31, 2022

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes
Business Services
Access CIG, LLC
second lien senior secured notes, 11.82% (LIBOR + 7.75%), (0.00% floor) due February 27, 2026(4)(5)(14)(15)	February 14, 2018	$16,754,000	$16,801,208	$14,743,520

Convergint Technologies, LLC
first lien senior secured notes, 9.07% (SOFR+ 4.75%), (0.75% floor) due March 31, 2028(4)(5)(14)(31)	November 15, 2022	2,493,750	2,394,878	2,390,883
second lien senior secured notes, 11.13% (LIBOR + 6.75%), (0.75% floor) due March 29, 2029(4)(5)(14)(15)	March 18, 2021	11,000,000	10,957,972	9,661,630

OMNIA Partners, Inc.
second lien senior secured notes, 12.08% (SOFR + 7.50%), (0.00% floor) due May 22, 2026(4)(5)(6)(14)(30)	May 17, 2018	13,812,665	13,777,768	13,536,412

Premiere Global Services, Inc.
first lien senior secured notes, 13.00% (Prime Rate + 5.50%), (1.00% floor) due September 9, 2021(4)(5)(6)(17)(29)(32)	October 1, 2019	11,821,914	11,469,896	—
replacement revolver, 13.00% (Prime Rate + 5.50%), (1.00% floor) due January 31, 2023(4)(5)(17)(28)(29)	October 1, 2019	2,452,012	2,378,999	171,641
second lien senior secured notes, 0.50% Cash, 13.51% PIK (LIBOR + 9.00%) (1.00% floor) due June 6, 2024(3)(4)(5)(16)(17)	October 1, 2019	13,958,099	9,817,795	—

Verifone Systems, Inc.
first lien senior secured notes, 8.76% (LIBOR + 4.00%), (0.00% floor) due August 20, 2025(4)(5)(6)(14)(16)	August 9, 2018	14,063,666	13,471,768	12,870,505
Total Business Services			$81,070,284	$53,374,591	38.5%

Diversified Insurance
Affinion Insurance Solutions, Inc. (f/k/a AIS Intermediate, LLC)
first lien senior secured notes, 9.41% (LIBOR + 5.00%), (0.00% floor) due August 15, 2025(4)(5)(6)(14)(16)	January 7, 2021	$15,209,069	$14,898,830	$14,676,752
Total Diversified Insurance			$14,898,830	$14,676,752	10.6%

Healthcare
Careismatic Brands, Inc. (f/k/a New Trojan Parent, Inc.)
second lien senior secured notes, 11.63% (LIBOR + 7.25%), (0.50% floor) due January 5, 2029(4)(5)(14)(15)	January 22, 2021	$12,000,000	$11,945,298	$7,800,000

HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)
first lien senior secured notes, 8.88% (LIBOR + 4.50%), (0.00% floor) due April 3, 2025(4)(5)(6)(14)(15)	October 31, 2018	19,018,255	18,756,372	13,170,142

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

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$8,799,180	$5,674,538	$17,093,340	$10,924,687
Income from securitization vehicles and investments	4,329,300	4,062,469	8,708,795	8,503,664
Other income	384,500	202,544	652,643	377,070
Total investment income from non-affiliated/non-control investments	13,512,980	9,939,551	26,454,778	19,805,421
Total investment income	13,512,980	9,939,551	26,454,778	19,805,421
EXPENSES
Interest expense	3,087,951	3,087,952	6,173,317	6,173,318
Base Fee	1,257,688	1,565,181	2,417,334	3,171,684
Professional fees	281,928	310,931	617,808	655,453
Compensation expense	190,159	219,830	457,124	454,833
General and administrative	730,149	412,129	1,103,322	756,231
Total expenses before incentive fees	5,547,875	5,596,023	10,768,905	11,211,519
Net Investment Income Incentive Fees	1,299,324	—	2,529,308	—
Total expenses	6,847,199	5,596,023	13,298,213	11,211,519
Net investment income	6,665,781	4,343,528	13,156,565	8,593,902
Net change in unrealized appreciation/(depreciation) on investments:
Non-Affiliate/non-control investments	4,900,785	(46,845,141)	3,957,995	(60,535,837)
Affiliated investments	3,352,146	602,253	4,072,635	803,100
Total net change in unrealized appreciation/(depreciation) on investments	8,252,931	(46,242,888)	8,030,630	(59,732,737)
Net realized losses:
Non-affiliated/non-control investments	(3,331,308)	(1,536,051)	(3,331,308)	(493,765)
Total net realized losses	(3,331,308)	(1,536,051)	(3,331,308)	(493,765)
Net increase/(decrease) in net assets resulting from operations	$11,587,404	$(43,435,411)	$17,855,887	$(51,632,600)
Net increase in net assets resulting from net investment income per common share (Basic and Diluted):	$0.13	$0.09	$0.26	$0.17
Net increase/(decrease) in net assets resulting from operations per common share (Basic and Diluted):	$0.23	$(0.87)	$0.36	$(1.04)
Weighted average shares of common stock outstanding (Basic and Diluted):	50,542,374	49,736,300	50,202,259	49,718,630
Distributions per share	$0.105	$0.105	$0.210	$0.210

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Increase/(decrease) in net assets from operations:
Net investment income	$6,665,781	$4,343,528	$13,156,565	$8,593,902
Net change in unrealized appreciation/(depreciation) on investments	8,252,931	(46,242,888)	8,030,630	(59,732,737)
Net realized losses	(3,331,308)	(1,536,051)	(3,331,308)	(493,765)
Net increase/(decrease) in net assets resulting from operations	11,587,404	(43,435,411)	17,855,887	(51,632,600)
Distributions to stockholders
Distributions from net investment income	(5,239,855)	(4,230,020)	(10,474,935)	(8,457,040)
Tax return of capital distributions	—	(992,227)	—	(1,983,750)
Total distributions to stockholders	(5,239,855)	(5,222,247)	(10,474,935)	(10,440,790)

Capital share transactions:
Issuance of common stock (net of offering costs and underwriting fees of $1,092,009, $0, $1,092,009, and $0, respectively)	16,068,375	—	16,068,375	—
Reinvestment of distributions	157,087	146,033	290,870	270,767
Net increase in net assets from capital share transactions	16,225,462	146,033	16,359,245	270,767
Total increase/(decrease) in net assets	22,573,011	(48,511,625)	23,740,197	(61,802,623)
Net assets at beginning of period	139,839,148	231,304,127	138,671,962	244,595,125
Net assets at end of period	$162,412,159	$182,792,502	$162,412,159	$182,792,502
Capital share activity:
Shares issued	6,451,272	—	6,451,272	—
Shares issued from reinvestment of distributions	58,525	39,718	99,683	71,301
Net increase in capital share activity	6,509,797	39,718	6,550,955	71,301

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase/(decrease) in net assets resulting from operations	$17,855,887	$(51,632,600)
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by operating activities:
Accretion of discounts on investments	(662,250)	(472,683)
Accretion of discount on notes payable and deferred debt issuance costs	467,826	467,826
Purchases of investments	(8,195,000)	(49,517,388)
Repayments of principal	756,721	38,785,427
Proceeds from the sale of investments	13,919,696	12,825,000
Net realized losses on investments	3,331,308	493,765
Reductions to CLO equity cost value	7,430,811	14,219,450
Net change in unrealized (appreciation)/depreciation on investments	(8,030,630)	59,732,737
Increase in interest and distributions receivable	(630,209)	(75,293)
Increase in other assets	(174,602)	(297,189)
Increase/(decrease) in Base Fee and Net Investment Income Incentive Fee payable	1,233,439	(123,531)
Increase/(decrease) in accrued expenses	822,809	(43,538)
Net cash provided by operating activities	28,125,806	24,361,983

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid (net of stock issued under distribution reinvestment plan of $290,870 and $270,767, respectively)	(10,184,065)	(10,170,023)
Proceeds from issuance of common stock	17,160,384	—
Underwriting fees and offering costs for the issuance of common stock	(1,092,009)	—
Net cash provided by/(used in) financing activities	5,884,310	(10,170,023)
Net increase in cash and cash equivalents	34,010,116	14,191,960
Cash and cash equivalents, beginning of period	9,019,164	9,015,700
Cash and cash equivalents, end of period	$43,029,280	$23,207,660

NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with distribution reinvestment plan	$290,870	$270,767

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$5,705,493	$5,705,493
Securities purchased not settled	$—	$24,702,896

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2023
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
June 30, 2023
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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, all of the Company’s investments are based upon Level 3 inputs as of June 30, 2023 and December 31, 2022.

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
June 30, 2023
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

Syndicated Loans (Including Senior Secured Notes)

In accordance with ASC 820-10, the Company’s valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace from which the Company obtains indicative bid quotes for purposes of determining the fair value of its syndicated loan investments has shown attributes of illiquidity as described by ASC 820-10. During such periods of illiquidity, when the Company believes that the non-binding indicative bids received from agent banks for certain syndicated loan investments that it owns may not be determinative of their fair value, or when no market indicative quote is available, the Company has and may continue to engage third-party valuation firms to provide assistance in valuing certain syndicated investments that the Company owns. The third-party valuation firms may use the income or market approach in arriving at a valuation. Unobservable inputs utilized could include discount rates derived from estimated credit spreads and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples. In addition, Oxford Square Management analyzes each syndicated loan by reviewing the portfolio company’s financial statements, covenant compliance and recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Company’s Valuation Committee (the “Valuation Committee”) to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases, the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms, if any. All information is presented to the Board for its determination of fair value of these investments.

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
June 30, 2023
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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of June 30, 2023 and December 31, 2022, the Company had three debt investments that were on non-accrual status.

Interest income also includes a payment-in-kind (“PIK”) component on certain investments in the Company’s portfolio. Refer to the section below, “Payment-In-Kind,” for a description of PIK income and its impact on interest income.

Payment-In-Kind

The Company has debt and preferred stock investments in its portfolio that contain contractual PIK provisions. PIK interest and preferred stock dividends are computed at their contractual rates and are accrued into income and recorded as interest and dividend income, respectively. The PIK amounts are added to the principal balances on

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2023
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

the capitalization dates. Upon capitalization, the PIK portions of the investments are valued at their respective fair values. If the Company believes that a PIK is not fully expected to be realized, the PIK investment would be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends would be reversed from the related receivable through interest or dividend income, respectively. PIK investments on non-accrual status are restored to accrual status once it becomes probable that such PIK will be ultimately collectible in cash. For the three and six months ended June 30, 2023 and 2022, no PIK interest was recognized as interest income. For the three and six months ended June 30, 2023 and 2022, no PIK dividends on the Company’s preferred stock investments were recognized as dividend income.

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

The Company also records income on its investments in CLO warehouse facilities based on a stated rate per the underlying note purchase agreement plus accrued interest or, if there is no stated rate, then an estimated rate is calculated using a base case model projecting the timing of the ramp-up of the CLO warehouse facility. For the three and six months ended June 30, 2023 and 2022, no income was recognized related to CLO warehouse facilities.

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

Preferred Stock Dividends

The Company holds preferred stock investments in its portfolio that contain cumulative preferred dividends that accumulate quarterly. The Company will generally record cumulative preferred dividends as investment income when they are received or declared by the portfolio company’s board of directors or upon any voluntary or involuntary liquidation, dissolution or winding up of the portfolio company, and are collectible. There were no cumulative preferred dividends recorded as dividend income during the three and six months ended June 30, 2023 and 2022, as the Company deemed them to be uncollectible.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2023
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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2023
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

the financial statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

The Company recognizes the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained, assuming examination by tax authorities. Through June 30, 2023, management has analyzed the Company’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions expected to be taken in the Company’s 2022 tax returns. The Company identifies its major tax jurisdictions as U.S Federal and the state of Connecticut. The Company did not have any uncertain tax positions that met the recognition measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company files tax returns with the Internal Revenue Service and the state of Connecticut. Generally, each of the tax years in the four-year period ended June 30, 2023 remains subject to examination by taxing authorities.

For tax purposes, the cost basis of the portfolio investments as of June 30, 2023 and December 31, 2022, was approximately $525,337,206 and $536,518,866, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The amendments in this update provide that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments in this update also require additional disclosures for equity securities subject to contractual sales restrictions. ASU 2022-03 is required for years beginning after December 15, 2023. Though early adoption is permitted, the Company does not expect ASU 2022-03 to have a material impact to the financial statements and the notes thereto.

NOTE 4. FAIR VALUE

The Company’s assets measured at fair value by investment type on a recurring basis as of June 30, 2023 were as follows:

Assets ($ in millions)	Fair Value Measurements at Reporting Date Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior Secured Notes	$—	$—	$209.5	$209.5
CLO Equity	—	—	88.2	88.2
Equity and Other Investments	—	—	8.4	8.4
Total Investments at fair value	—	—	306.1	306.1
Cash equivalents	42.7	—	—	42.7
Total assets at fair value	$42.7	$—	$306.1	$348.8

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2023
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

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of June 30, 2023 and December 31, 2022, respectively. The Company’s Valuation Policy, which was previously approved by the Board, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or Oxford Square Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the tables below are based on fair values for all debt related calculations and CLO equity.

	Quantitative Information about Level 3 Fair Value Measurements			Range/Weighted Average(1)	Impact to Fair Value from an Increase in Input(2)
Assets ($ in millions)	Fair Value as of June 30, 2023	Valuation Techniques/ Methodologies	Unobservable Input
Senior Secured Notes	$81.9	Market quotes	NBIB(3)	35.3% – 98.1%/71.8%	NA
	127.1	Recent transactions	Actual trade/payoff(4)	50.0% – 97.0%/79.3%	NA
	0.5	Liquidation Net Asset Value	NBIB(3)	0.0% – 18.4%/ncm(5)	NA
CLO equity	81.8	Market quotes	NBIB(3)	0.0% – 60.0%/30.1%	NA
	5.4	Yield Analysis	Yield	2.8% – 42.9%/18.5%	Decrease
	1.0	Discounted cash flow(6)	Discount rate(7)	6.4% – 34.7%/24.9%	Decrease
	0.1	Liquidation Net Asset Value(10)	NBIB(3)	0.0% – 0.6%/0.3%	NA
Equity/Other Investments	8.4	Enterprise value(8)	LTM EBITDA(9)	$40.1 million/ncm(5)	Increase
			Market multiples(9)	8.3x - 9.3x/8.8x	Increase
Total Fair Value for Level 3 Investments(11)	$306.1

____________

(1)      Weighted averages are calculated based on fair value of investments.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2023
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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2023
(unaudited)

NOTE 4. FAIR VALUE (cont.)

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
June 30, 2023
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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2023, and the level of each financial liability within the fair value hierarchy:

($ in millions)	Carrying Value(1)	Fair Value(2)	Level 1	Level 2	Level 3
6.50% Unsecured Notes	$64.1	$63.9	$—	$63.9	$—
6.25% Unsecured Notes	44.1	42.5	—	42.5	—
5.50% Unsecured Notes	78.5	70.0	—	70.0	—
Total(3)	$186.8	$176.4	$—	$176.4	$—

____________

(1)      Carrying value is net of unamortized deferred debt issuance costs. Unamortized deferred debt issuance costs associated with the 6.50% Unsecured Notes totaled approximately $0.2 million as of June 30, 2023. Unamortized deferred debt issuance costs associated with the 6.25% Unsecured Notes totaled approximately $0.7 million as of June 30, 2023. Unamortized deferred debt issuance costs associated with the 5.50% Unsecured Notes totaled approximately $2.0 million as of June 30, 2023.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2023
(unaudited)

NOTE 4. FAIR VALUE (cont.)

A reconciliation of the fair value of investments for the three months ended June 30, 2023, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Equity	Equity and Other Investments	Total(2)
Balance at March 31, 2023	$218.7	$95.9	$5.1	$319.7
Net realized gains/(losses) included in earnings	0.3	(3.6)	—	(3.3)
Net unrealized appreciation included in earnings	3.3	1.6	3.4	8.3
Accretion of discount	0.3	—	—	0.3
Purchases	—	—	—	—
Repayments and Sales	(13.1)	(1.2)	—	(14.3)
Reductions to CLO Equity cost value(1)	—	(4.4)	—	(4.4)
Transfers in and/or (out) of level 3	—	—	—	—
Balance at June 30, 2023(2)	$209.5	$88.2	$8.4	$306.1
Net change in unrealized appreciation/(depreciation) on Level 3 investments still held as of June 30, 2023	$3.0	$(2.5)	$3.4	$3.9

____________

(1)      Reduction to CLO equity cost value of approximately $4.4 million represented the distributions received, or entitled to be received, on the Company’s investments held in CLO equity subordinated and income notes of approximately $8.7 million, plus the amortization of cost of the Company’s CLO fee notes of approximately $27,000, less the effective yield interest income recognized on the Company’s CLO equity subordinated and income notes of approximately $4.3 million.

(2)      Totals may not sum due to rounding.

A reconciliation of the fair value of investments for the six months ended June 30, 2023, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Equity	Equity and Other Investments	Total(2)
Balance at December 31, 2022	$211.4	$98.9	$4.3	$314.7
Net realized gains/(losses) included in earnings	0.3	(3.6)	—	(3.3)
Net unrealized appreciation included in earnings	2.4	1.6	4.1	8.0
Accretion of discount	0.7	—	—	0.7
Purchases	8.2	—	—	8.2
Repayments and Sales	(13.5)	(1.2)	—	(14.7)
Reductions to CLO Equity cost value(1)	—	(7.4)	—	(7.4)
Transfers in and/or (out) of level 3	—	—	—	—
Balance at June 30, 2023(2)	$209.5	$88.2	$8.4	$306.1
Net change in unrealized appreciation/(depreciation) on Level 3 investments still held as of June 30, 2023	$1.8	$(2.6)	$4.1	$3.3

____________

(1)      Reduction to CLO equity cost value of approximately $7.4 million represented the distributions received, or entitled to be received, on the Company’s investments held in CLO equity subordinated and income notes of approximately $16.1 million, plus the amortization of cost of the Company’s CLO fee notes of approximately $80,000, less the effective yield interest income recognized on the Company’s CLO equity subordinated and income notes of approximately $8.7 million.

(2)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2023
(unaudited)

NOTE 4. FAIR VALUE (cont.)

A reconciliation of the fair value of investments for the year ended December 31, 2022, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Equity	Equity and Other Investments	Total(2)
Balance at December 31, 2021	$264.5	$155.6	$0.8	$420.8
Net realized losses included in earnings	—	(0.3)	—	(0.3)
Net unrealized (depreciation)/appreciation included in earnings	(61.0)	(48.5)	3.6	(105.9)
Accretion of discount	0.9	—	—	0.9
Purchases	57.0	27.2	—	84.2
Repayments and Sales	(50.0)	(14.6)	—	(64.6)
Reductions to CLO Equity cost value(1)	—	(20.4)	—	(20.4)
Transfers in and/or (out) of level 3	—	—	—	—
Balance at December 31, 2022(2)	$211.4	$98.9	$4.3	$314.7
Net change in unrealized (depreciation)/appreciation on Level 3 investments still held as of December 31, 2022	$(61.1)	$(47.7)	$3.6	$(105.2)

____________

(1)      Reductions to CLO equity cost value of approximately $20.4 million represented the distributions received, or entitled to be received, on the Company’s investments held in CLO equity subordinated and income notes of approximately $37.3 million, plus the amortization of cost of the Company’s CLO fee notes of approximately $128,000 , less the effective yield interest income recognized on the Company’s CLO equity subordinated and income notes of approximately $17.1 million.

(2)      Totals may not sum due to rounding.

The following table shows the fair value of the Company’s portfolio of investments by asset class as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$209.5	68.4%	$211.4	67.2%
CLO Equity	88.2	28.8%	98.9	31.4%
Equity and Other Investments	8.4	2.8%	4.3	1.4%
Total(1)	$306.1	100.0%	$314.7	100.0%

____________

(1)      Totals may not sum due to rounding.

NOTE 5. CASH AND CASH EQUIVALENTS

At June 30, 2023 and December 31, 2022, respectively, cash and cash equivalents were as follows:

	June 30, 2023	December 31, 2022
Cash	$349,587	$1,673,650
Cash Equivalents	42,679,693	7,345,514
Total Cash and Cash Equivalents	$43,029,280	$9,019,164

For further details regarding the composition of cash and cash equivalents refer to “Note 3. Summary of Significant Accounting Policies.”

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2023
(unaudited)

NOTE 6. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%, immediately after such borrowing. As of June 30, 2023 and December 31, 2022, the Company’s asset coverage for borrowed amounts was 184% and 171%, respectively.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of June 30, 2023 and December 31, 2022. The fair value of the 6.50% Unsecured Notes is based upon the closing price on the last day of the period. The 6.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQL”). The fair value of the 6.25% Unsecured Notes is based upon the closing price on the last day of the period. The 6.25% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQZ”). The fair value of the 5.50% Unsecured Notes is based upon the closing price on the last day of the period. The 5.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQG”).

	As of
	June 30, 2023			December 31, 2022
($ in millions)	Principal Amount	Carrying Value(1)	Fair Value	Principal Amount	Carrying Value(1)	Fair Value
6.50% Unsecured Notes	$64.4	$64.1	$63.9	$64.4	$64.0	$63.4
6.25% Unsecured Notes	44.8	44.1	42.5	44.8	44.0	42.6
5.50% Unsecured Notes	80.5	78.5	70.0	80.5	78.3	70.0
Total(2)	$189.7	$186.8	$176.4	$189.7	$186.3	$176.0

__________

(1)      The Carrying Value represents the aggregate principal amount outstanding less the unamortized deferred issuance costs. As of June 30, 2023, the total unamortized deferred issuance costs for the 6.50% Unsecured Notes, 6.25% Unsecured Notes, and 5.50% Unsecured Notes was approximately $0.2 million, $0.7 million, and $2.0 million, respectively. As of December 31, 2022, the total unamortized deferred issuance costs for the 6.50% Unsecured Notes, 6.25% Unsecured Notes, and 5.50% Unsecured Notes was approximately $0.4 million, $0.8 million, and $2.2 million, respectively.

(2)      Totals may not sum due to rounding.

The weighted average stated interest rate and weighted average maturity on the Company’s borrowings as of June 30, 2023 were 6.02% and 3.1 years, respectively, and as of December 31, 2022 were 6.02% and 3.6 years, respectively.

The tables below summarize the components of interest expense for the three and six months ended June 30, 2023 and June 30, 2022, respectively:

($ in thousands)	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total(1)
6.50% Unsecured Notes	$1,046.0	$81.0	$1,127.0	$2,092.0	$161.0	$2,253.0
6.25% Unsecured Notes	699.9	58.1	758.0	1,399.7	115.6	1,515.3
5.50% Unsecured Notes	1,106.9	96.1	1,203.0	2,213.8	191.2	2,404.9
Total(1)	$2,852.7	$235.2	$3,088.0	$5,705.5	$467.8	$6,173.3

____________

(1)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2023
(unaudited)

NOTE 6. BORROWINGS (cont.)

($ in thousands)	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total(1)
6.50% Unsecured Notes	$1,046.0	$81.0	$1,127.0	$2,092.0	$161.0	$2,253.0
6.25% Unsecured Notes	699.9	58.1	758.0	1,399.7	115.6	1,515.3
5.50% Unsecured Notes	1,106.9	96.1	1,203.0	2,213.8	191.2	2,404.9
Total(1)	$2,852.7	$235.2	$3,088.0	$5,705.5	$467.8	$6,173.3

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

The aggregate accrued interest payable on the 6.50% Unsecured Notes as of June 30, 2023 was approximately $12,000. As of June 30, 2023, the Company had unamortized deferred debt issuance costs relating to the 6.50% Unsecured Notes of approximately $245,000. The deferred debt issuance costs are being amortized over the term of the 6.50% Unsecured Notes and are included in interest expense in the statements of operations.

The cash paid and the effective annualized interest rate for three months ended June 30, 2023 were approximately $1.0 million and 7.02%, respectively. The cash paid and the effective annualized interest rate for the six months ended June 30, 2023 were approximately $2.1 million and 7.06%, respectively. The cash paid and the effective annualized interest rate for the three months ended June 30, 2022 were approximately $1.0 million and 7.02%, respectively. The cash paid and the effective annualized interest rate for the six months ended June 30, 2022 were approximately $2.1 million and 7.06%, respectively.

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

The aggregate accrued interest payable on the 6.25% Unsecured Notes as of June 30, 2023 was approximately $467,000. As of June 30, 2023, the Company had unamortized deferred debt issuance costs of approximately $661,000 relating to the 6.25% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 6.25% Unsecured Notes and are included in interest expense in the statements of operations.

The cash paid and the effective annualized interest rate for the three months ended June 30, 2023 were approximately $700,000 and 6.79%, respectively. The cash paid and the effective annualized interest rate for the six months ended June 30, 2023 were approximately $1.4 million and 6.82%, respectively. The cash paid and the effective annualized interest rate for the three months ended June 30, 2022 were approximately $700,000 and 6.79%, respectively. The cash paid and the effective annualized interest rate for the six months ended June 30, 2022 were approximately $1.4 million and 6.82%, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2023
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

The aggregate accrued interest payable on the 5.50% Unsecured Notes as of June 30, 2023 was approximately $738,000. As of June 30, 2023, the Company had unamortized deferred debt issuance costs of approximately $2.0 million relating to the 5.50% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 5.50% Unsecured Notes and are included in interest expense in the statements of operations. The cash paid and the effective annualized interest rate for the three months ended June 30, 2023 were approximately $1.1 million and 5.99%, respectively. The cash paid and the effective annualized interest rate for the six months ended June 30, 2023 were approximately $2.2 million and 6.02%, respectively. The cash paid and the effective annualized interest rate for the three months ended June 30, 2022 were approximately $1.1 million and 5.99%, respectively. The cash paid and the effective annualized interest rate for the six months ended June 30, 2022 were approximately $2.2 million and 6.02%, respectively.

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
June 30, 2023
(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

The following table represents the portion of the total advisory fee ascribed to the Base Fee (pursuant to the 2016 Fee Waiver calculation) for the three and six months ended June 30, 2023 and 2022, respectively:

($ in millions)	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Base Fee	$1.3	$1.6	$2.4	$3.2

The Base Fee payable to Oxford Square Management as of June 30, 2023 and December 31, 2022 was $1,257,688 and $1,323,573, respectively.

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
June 30, 2023
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
June 30, 2023
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

The following table represents the portion of the total advisory fee ascribed to Net Investment Income Incentive Fees (pursuant to the 2016 Fee Waiver calculation) for the three and six months ended June 30, 2023 and 2022, respectively.

($ in millions)	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Net Investment Income Incentive Fee	$1.3	$—	$2.5	$—

The Net Investment Income Incentive Fee payable to Oxford Square Management as of June 30, 2023 was $1,299,324. There was no Net Investment Income Incentive Fee payable to Oxford Square Management as of December 31, 2022.

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

There were no Capital Gains Incentive Fees based on hypothetical liquidation for the three and six months ended June 30, 2023 and 2022. There was no liability for Capital Gains Incentive Fees based on hypothetical liquidation as of June 30, 2023 and December 31, 2022.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2023
(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

Administration Agreement

The Company has also entered into the Administration Agreement with Oxford Funds under which Oxford Funds provides administrative services for the Company. The Company pays Oxford Funds an allocable portion of overhead and other expenses incurred by Oxford Funds on its behalf under the Administration Agreement, including a portion of the rent and the compensation of the chief financial officer, accounting staff and other administrative support personnel, which creates potential conflicts of interest that the Board must monitor. The Company also reimburses Oxford Funds for the costs associated with the functions performed by the Company’s Chief Compliance Officer that Oxford Funds pays on the Company’s behalf pursuant to the terms of an agreement between the Company and ACA Group, LLC.

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

For the three months ended June 30, 2023 and 2022, the Company incurred approximately $190,000 and $220,000, respectively, in compensation expenses for the services of employees allocated to the administrative activities of the Company, pursuant to the Administration Agreement with Oxford Funds. For the six months ended June 30, 2023 and 2022, the Company incurred approximately $457,000 and $455,000, respectively, in compensation expenses. In addition, the Company incurred approximately $19,000 and $15,000 for facility costs allocated under the Administration Agreement for the three months ended June 30, 2023 and 2022, respectively. The Company incurred approximately $38,000 and $30,000 for facility costs for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there were no accrued compensation expenses payable under the Administration Agreement. As of June 30, 2022, there were accrued compensation expenses of approximately $31,000 payable under the Administration Agreement.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2023
(unaudited)

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase/(decrease) in net assets resulting from net investment income and operations per share for the three and six months ended June 30, 2023 and 2022, respectively:

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Net investment income	$6,665,781	$4,343,528	$13,156,565	$8,593,902
Weighted average common shares outstanding	50,542,374	49,736,300	50,202,259	49,718,630
Net increase in net assets resulting from net investment income per common share	$0.13	$0.09	$0.26	$0.17
Net increase/(decrease) in net assets resulting from operations	$11,587,404	$(43,435,411)	$17,855,887	$(51,632,600)
Net increase/(decrease) in net assets resulting from operations per common share	$0.23	$(0.87)	$0.36	$(1.04)

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

The Company has adopted an “opt out” distribution reinvestment plan for its common stockholders. As a result, if the Company makes a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of common stock, unless they specifically “opt out” of the distribution reinvestment plan so as to receive cash distributions. During the three months ended June 30, 2023 and 2022, the Company issued 58,525 and 39,718 shares, respectively, of common stock for approximately $157,000 and $146,000, respectively, to stockholders in connection with the distribution reinvestment plan. During the six months ended June 30, 2023 and 2022, the Company issued 99,683 and 71,301 shares, respectively, of common stock for approximately $291,000 and $271,000, respectively, to stockholders in connection with the distribution reinvestment plan. During the three months and six months ended June 30, 2023 as part of the Company’s dividend reinvestment plan for its common stockholders, the Company’s dividend reinvestment administrator did not purchase any shares of common stock in the open market to satisfy the reinvestment portion of the Company’s dividends. On each of January 31, February 28, March 31, April 28, May 31 and June 30, 2023, the Company paid monthly distributions of approximately $1.7 million, or $0.035 per share.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2023
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

The tax character of distributions for the six months ended June 30, 2023, represented, on an estimated basis, $0.21 per share from ordinary income. For the six months ended June 30, 2023, the amounts and sources of distributions reported are only estimates (based on an average of the reported tax character historically) and are not being provided for U.S. federal income tax reporting purposes. The timing and character of distributions for U.S. federal income tax purposes (which are determined in accordance with the U.S. federal tax rules which may differ from GAAP) may be materially different than the historical information the Company used in providing the estimates herein. The final determination of the source of all distributions in 2023 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

NOTE 10. NET ASSET VALUE PER SHARE

The Company’s net asset value per share as of June 30, 2023, and December 31, 2022, was $2.88 and $2.78, respectively. In determining the Company’s net asset value per share, the Board determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 11. REPURCHASE PROGRAMS

From time to time, the Board may authorize a share repurchase program under which shares are purchased in open market transactions. Since the Company is incorporated in Maryland, MGCL requires share repurchases to be accounted for as a share retirement. The cost of repurchased shares is charged against capital on the settlement date. During the three and six months ended June 30, 2023 and 2022, the Company was not authorized to repurchase any shares of outstanding common stock.

NOTE 12. STOCKHOLDERS’ EQUITY

On June 22, 2023, the Company completed a transferable rights offering, issuing approximately 6.5 million shares at a subscription price of $2.66 per share. Gross proceeds were approximately $17.2 million. Approximately 1.7 million shares were purchased in the rights offering by affiliates of Oxford Square Management.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2023
(unaudited)

NOTE 13. INVESTMENT INCOME

The following table sets forth the components of investment income for the three and six months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Interest Income
Stated interest income	$8,467,421	$5,450,976
Original issue discount and market discount income	322,231	219,416
Discount income derived from unscheduled remittances at par	9,528	4,146
Total interest income	$8,799,180	$5,674,538
Income from securitization vehicles and investments	$4,329,300	$4,062,469
Commitment, amendment and other fee income
Fee letters	$164,449	$123,797
All other fees	220,051	78,747
Total commitment, amendment and other fee income	$384,500	$202,544
Total investment income	$13,512,980	$9,939,551
	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Interest Income
Stated interest income	$16,412,453	$10,237,699
Original issue discount and market discount income	662,250	472,683
Discount income derived from unscheduled remittances at par	18,637	214,305
Total interest income	$17,093,340	$10,924,687
Income from securitization vehicles and investments	$8,708,795	$8,503,664
Commitment, amendment and other fee income
Fee letters	$319,528	$290,421
All other fees	333,115	86,649
Total commitment, amendment and other fee income	$652,643	$377,070
Total investment income	$26,454,778	$19,805,421

The 1940 Act requires that a BDC offer significant managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three and six months ended June 30, 2023 and 2022, the Company received no fee income for managerial assistance.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2023
(unaudited)

NOTE 14. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote. As of June 30, 2023, the Company did not have any commitments to purchase additional debt investments.

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

NOTE 15. FINANCIAL HIGHLIGHTS

Financial highlights for the three and six months ended June 30, 2023 and 2022, respectively, are as follows:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Per Share Data
Net asset value at beginning of period	$2.80	$4.65	$2.78	$4.92
Net investment income(1)	0.13	0.09	0.26	0.17
Net realized and unrealized gains/(losses)(2)	0.10	(0.96)	0.09	(1.21)
Net increase/(decrease) in net asset value from operations	0.23	(0.87)	0.35	(1.04)
Distributions per share from net investment income	(0.11)	(0.09)	(0.21)	(0.17)
Tax return of capital distributions(3)	—	(0.02)	—	(0.04)
Total distributions	(0.11)	(0.11)	(0.21)	(0.21)
Effect of shares issued	(0.04)	—	(0.04)	—
Net asset value at end of period	$2.88	$3.67	$2.88	$3.67
Per share market value at beginning of period	$3.16	$4.19	$3.12	$4.08
Per share market value at end of period	$2.65	$3.64	$2.65	$3.64
Total return based on Market Value(4)	(13.00)%	(10.75)%	(9.15)%	(6.00)%
Total return based on Net Asset Value(5)	6.61%	(18.82)%	11.15%	(21.14)%
Shares outstanding at end of period	56,395,751	49,761,360	56,395,751	49,761,360

Ratios/Supplemental Data(8)
Net assets at end of period (000’s)	$162,412	$182,793	$162,412	$182,793
Average net assets (000’s)	$144,439	$207,048	$141,852	$222,414
Ratio of expenses to average net assets(6)	18.96%	10.81%	18.75%	10.08%
Ratio of net investment income to average net assets(6)	18.46%	8.39%	18.55%	7.73%
Portfolio turnover rate(7)	1.48%	1.79%	2.60%	12.19%

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2023
(unaudited)

NOTE 15. FINANCIAL HIGHLIGHTS (cont.)

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

(8)      The following table provides supplemental performance ratios (annualized) measured for the three and six months ended June 30, 2023 and 2022:
	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Ratio of expenses to average net assets:
Operating expenses before incentive fees	15.36%	10.81%	15.18%	10.08%
Net investment income incentive fees	3.60%	—%	3.57%	—%
Ratio of expenses, excluding interest expense to average net assets	10.41%	4.85%	10.05%	4.53%

NOTE 16. RISKS AND UNCERTAINTIES

Government spending, government policies, including recent increases in certain interest rates by the U.S. Federal Reserve, and disruptions in supply chains in the United States and elsewhere in conjunction with other factors have led and could continue to lead to inflationary economic environments that could affect the Company’s portfolio companies, financial condition and results of operations. The Company has exposure to interest rate risks to the extent prevailing interest rates change and it could negatively affect the fair value of the Company’s investments. If interest rates continue to rise in response to inflation, the value, volatility and liquidity of income paying investments could be adversely affected. Market volatility, dramatic change to interest rates and/or unfavorable economic conditions may lower performance or impair the Company’s ability to achieve its investment objective. The occurrence of any of the above events could have a significant adverse impact on the value and risk profile of the Company’s investments.

Although it is difficult to predict the extent of the impact of economic disruptions on the Company’s portfolio companies and underlying CLO vehicles the Company invests in, the failure by a portfolio company or CLO vehicle to satisfy certain financial covenants, including with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event that a CLO vehicle fails certain tests, holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. A portfolio company’s failure to satisfy financial or operating covenants imposed by the Company or other lenders could lead to defaults and, potentially, termination of the portfolio company’s loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt securities that the Company holds.

Separately, the Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company, CLO vehicle or any other investment we may make. In addition, if a portfolio company goes bankrupt, even though the Company may have structured its investment as senior debt or secured debt, depending on the facts and circumstances, including the extent to which the Company actually provided significant managerial assistance, if any, to that portfolio company, a bankruptcy court might

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2023
(unaudited)

NOTE 16. RISKS AND UNCERTAINTIES (cont.)

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

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations and could cause the market value of the Company’s common shares and/or debt securities to decline. These market and economic disruptions could also negatively impact the operating results of the Company’s portfolio companies.

NOTE 17. SUBSEQUENT EVENTS

The following distributions payable to stockholders are shown below:

Date Declared	Record Dates	Payable Dates	Per Share Distribution Amount Declared
April 25, 2023	July 17, 2023	July 31, 2023	$0.035
April 25, 2023	August 17, 2023	August 31, 2023	$0.035
April 25, 2023	September 15, 2023	September 29, 2023	$0.035
August 3, 2023*	September 15, 2023	September 29, 2023	$0.120
August 3, 2023	October 17, 2023	October 31, 2023	$0.035
August 3, 2023	November 16, 2023	November 30, 2023	$0.035
August 3, 2023	December 15, 2023	December 29, 2023	$0.035

____________

*        Special Distribution.

On June 22, 2023, the Company caused notices to be issued to the holders of its 6.50% Unsecured Notes regarding the Company’s exercise of its option to redeem, in part, the issued and outstanding 6.50% Unsecured Notes. The Company redeemed $40.0 million in aggregate principal amount of the $64.4 million in aggregate principal amount of issued and outstanding 6.50% Unsecured Notes on July 24, 2023 (the “Redemption Date”). The Notes were redeemed at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from June 30, 2023, to, but not including, the Redemption Date.

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

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of June 30, 2023, our debt investments had stated interest rates of between 8.94% and 15.26% and maturity dates of between 0 and 80 months. In addition, our portfolio had a weighted average annualized yield on debt investments of approximately 12.85% as of June 30, 2023.

The weighted average annualized yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average annualized yield was computed using the effective interest rates as of June 30, 2023, including accretion of original issue discount (“OID”) and excluding any debt investments on non-accrual status. There can be no assurance that the weighted average annualized yield will remain at its current level.

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

During the three months ended June 30, 2023, U.S. loan market performance improved versus the three months ended March 31, 2023. U.S. loan prices, as defined by the Morningstar/LSTA US Leveraged Loan Index, increased from 93.38% of par as of March 31, 2023 to 94.24% of par as of June 30, 2023.

As of June 30, 2023, the Company’s Board of Directors approved the fair value of the Company’s investment portfolio of approximately $306.1 million in good faith in accordance with the Company’s valuation procedures.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. We consider the attributes of current market conditions on an on-going basis and have determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, substantially all of our fair valued investments are measured based upon Level 3 inputs as of June 30, 2023 and December 31, 2022.

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

Bilateral Investments (Including Equity)

Bilateral investments (as defined below) for which market quotations are readily available are valued by an independent pricing agent or market maker. If such market quotations are not readily available, under the valuation procedures approved by our Board upon the recommendation of the Valuation Committee, a third-party valuation firm will prepare valuations for each of our bilateral investments that, when combined with all other investments in the same portfolio company, have a value as of the previous quarter of greater than or equal to 2.5% of its total assets as of the previous quarter. In addition, in those instances where a third-party valuation is prepared for a portfolio investment which meets the parameters noted above, the frequency of those third-party valuations is based upon the grade assigned to each such security under its credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. Bilateral investments which do not meet the parameters above are not required to have a third-party valuation and, in those instances, a valuation analysis will be prepared by Oxford Square Management. Oxford Square Management also retains the authority to seek, on our behalf, additional third party valuations with respect to both our bilateral portfolio securities and our syndicated loan investments. Our Board retains ultimate authority as to the third-party review cycle as well as the appropriate valuation of each investment.

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

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. We generally restore non-accrual loans to accrual status when past due principal and interest is paid and, in our judgment, is likely to remain current. As of June 30, 2023 and 2022, we had three debt investments that were on non-accrual status.

Interest income also includes a payment-in-kind (“PIK”) component on certain investments in our portfolio. Refer to the section below, “Payment-In-Kind,” for a description of PIK income and its impact on interest income.

Payment-In-Kind

We have debt and preferred stock investments in our portfolio that contain contractual PIK provisions. PIK interest and preferred stock dividends are computed at their contractual rates and are accrued into income and added to the principal balances on the capitalization dates. Upon capitalization, the PIK portions of the investments are valued at their respective fair values. If we believe that a PIK is not fully expected to be realized, the PIK investment would be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends would be reversed from the related receivable through interest or dividend income, respectively. PIK investments on non-accrual status are restored to accrual status once it becomes probable that such PIK will be ultimately collectible in cash. For the three and six months ended June 30, 2023 and 2022, no PIK preferred stock dividends were recognized as dividend income. For the three and six months ended June 30, 2023 and 2022, no PIK interest was recognized as interest income.

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

We also record income on our investments in certain securitization vehicles (or “CLO warehouse facilities”) based on a stated rate per the underlying note purchase agreement plus accrued interest or, if there is no stated rate, then an estimated rate is calculated using a base case model projecting the timing of the ramp-up of the CLO warehouse facility. As of June 30, 2023 and 2022, we had no investments in CLO warehouse facilities. For the three and six months ended June 30, 2023 and 2022, no income was recognized related to CLO warehouse facilities.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $306.1 million and $314.7 million as of June 30, 2023, and December 31, 2022, respectively. The increase in the value of investments during the six month period ended June 30, 2023, was due primarily to net unrealized appreciation on our investment portfolio of approximately $8.0 million (which incorporates reductions to CLO equity cost value of $7.4 million), $0.8 million of debt repayments, and $13.9 million of sales of investments, which were partially offset by approximately $8.2 million of investments acquired and net realized losses of $3.3 million.

A reconciliation of the investment portfolio for the six months ended June 30, 2023 and the year ended December 31, 2022 follows:

($ in millions)	June 30, 2023	December 31, 2022
Beginning investment portfolio	$314.7	$420.8
Portfolio investments acquired	8.2	84.2
Debt repayments	(0.8)	(50.0)
Sales of securities	(13.9)	(14.6)
Reductions to CLO equity cost value(1)	(7.4)	(20.4)
Accretion of discounts on investments	0.7	0.9
Net change in unrealized appreciation/(depreciation) on investments	8.0	(105.9)
Net realized losses on investments	(3.3)	(0.3)
Ending investment portfolio(2)	$306.1	$314.7

__________

(1)      For the six months ended June 30, 2023, the reductions to CLO equity cost value of approximately $7.4 million represented the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes of approximately $16.1 million, plus the amortization of cost on our CLO fee notes of approximately $80,000, less the effective yield interest income recognized on our CLO equity subordinated and income notes of approximately $8.7 million. For the year ended December 31, 2022, the reductions to CLO equity cost value of approximately $20.4 million represented the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes of approximately $37.3 million, plus the amortization of cost on our CLO fee notes of approximately $128,000, less the effective yield interest income recognized on our CLO equity subordinated and income notes of approximately $17.1 million.

(2)      Totals may not sum due to rounding.

During the six months ended June 30, 2023 we purchased approximately $8.2 million in portfolio investments, which includes additional investments of approximately $3.5 million in existing portfolio companies and approximately $4.7 million in new portfolio companies. During the year ended December 31, 2022, we purchased approximately $84.2 million in portfolio investments, including additional investments of approximately $58.9 million in existing portfolio companies and approximately $25.3 million in new portfolio companies.

In certain instances, we receive investment proceeds based on the scheduled amortization of the outstanding loan balances and from the sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

For the six months ended June 30, 2023 and the year ended December 31, 2022, we recognized proceeds from the sales of securities of approximately $13.9 million and $14.6 million, respectively. Also, during the six months ended June 30, 2023 and the year ended December 31, 2022, we had loan principal repayments of approximately $0.8 million and $50.0 million, respectively.

As of June 30, 2023, we had investments in debt securities of, or loans to, 20 portfolio companies, with a fair value of approximately $209.5 million, CLO equity investments of approximately $88.2 million, and other equity investments of approximately $8.4 million.

As of December 31, 2022, we had investments in debt securities of, or loans to, 20 portfolio companies, with a fair value of approximately $211.4 million, CLO equity investments of approximately $98.9 million, and other equity investments of approximately $4.3 million.

The following table indicates the quarterly portfolio investment activity for the past six quarters:

Three Months Ended ($ in millions)	Purchases of Investments	Repayments of Principal	Sales of Investments	Reductions to CLO Equity Cost(1)
June 30, 2023	$—	$0.4	$13.9	$4.4
March 31, 2023	8.2	0.3	—	3.0
Total 2023 to date(2)	$8.2	$0.8	$13.9	$7.4

December 31, 2022	$6.1	$0.2	$—	$2.3
September 30, 2022	3.9	11.0	1.8	3.9
June 30, 2022	26.9	0.2	9.5	6.4
March 31, 2022	47.4	38.6	3.4	7.8
Total 2022(2)	$84.2	$50.0	$14.6	$20.4

____________

(1)      Reductions to CLO equity cost value represent the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes, plus the amortization of cost of our CLO fee notes, less the effective yield interest income recognized on our CLO equity subordinated and income notes.

(2)      Totals may not sum due to rounding.

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$209.5	68.4%	$211.4	67.2%
CLO Equity	88.2	28.8%	98.9	31.4%
Equity and Other Investments	8.4	2.8%	4.3	1.4%
Total(1)	$306.1	100.0%	$314.7	100.0%

____________

(1)      Totals may not sum due to rounding.

Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2023 and December 31, 2022, we held qualifying assets that represented 75.3% and 70.1%, respectively, of the total assets. No additional non-qualifying assets were acquired during the periods when qualifying assets were less than 70.0% of the total assets.

The following table shows our portfolio of investments by industry at fair value, as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	($ in millions)		($ in millions)
Structured finance(1)	$88.2	28.8%	$98.9	31.4%
Software	78.8	25.8%	69.0	21.9%
Business services	54.3	17.6%	53.4	17.0%
Healthcare	32.7	10.7%	33.6	10.7%
Telecommunication services	22.2	7.3%	22.2	7.1%
Diversified insurance	14.3	4.7%	14.7	4.7%
IT consulting	8.4	2.8%	4.3	1.4%
Utilities	7.1	2.3%	6.8	2.2%
Plastics Manufacturing	—	0.0%	11.7	3.7%
Total(2)	$306.1	100.0%	$314.7	100.0%

____________

(1)      Reflects our equity investments in CLOs as of June 30, 2023, and December 31, 2022, respectively.

(2)      Totals may not sum due to rounding.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of June 30, 2023 and December 31, 2022, our portfolio had a weighted average grade of 2.2 and 2.2, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities and investments in CLOs are not graded.

As of June 30, 2023 and December 31, 2022, our debt investment portfolio was graded as follows:

($ in millions)		June 30, 2023
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	208.8	68.8%	169.4	80.9%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	65.6	21.6%	39.6	18.9%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	29.2	9.6%	0.5	0.2%
	Total	$303.6	100.0%	$209.5	100.0%

($ in millions)		December 31, 2022
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	230.1	74.9%	180.0	85.1%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	48.9	15.9%	31.3	14.8%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status	28.2	9.2%	0.2	0.1%
	Total(1).	$307.2	100.0%	$211.4	100.0%

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

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three and six months ended June 30, 2023 to the three and six months ended June 30, 2022.

Investment Income

Investment income for the three months ended June 30, 2023 and June 30, 2022 was approximately $13.5 million and $9.9 million, respectively. Investment income for the six months ended June 30, 2023 and June 30, 2022 was approximately $26.5 million and $19.8 million, respectively. The following tables set forth the components of investment income for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Interest Income
Stated interest income	$8,467,421	$5,450,976
Original issue discount and market discount income	322,231	219,416
Discount income derived from unscheduled remittances at par	9,528	4,146
Total interest income	$8,799,180	$5,674,538
Income from securitization vehicles and investments	$4,329,300	$4,062,469
Commitment, amendment and other fee income
Fee letters	$164,449	$123,797
All other fees	220,051	78,747
Total commitment, amendment and other fee income	$384,500	$202,544
Total investment income	$13,512,980	$9,939,551

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Interest Income
Stated interest income	$16,412,453	$10,237,699
Original issue discount and market discount income	662,250	472,683
Discount income derived from unscheduled remittances at par	18,637	214,305
Total interest income	$17,093,340	$10,924,687
Income from securitization vehicles and investments	$8,708,795	$8,503,664
Commitment, amendment and other fee income
Fee letters	$319,528	$290,421
All other fees	333,115	86,649
Total commitment, amendment and other fee income	$652,643	$377,070
Total investment income	$26,454,778	$19,805,421

The increase in total investment income for the three and six months ended June 30, 2023 was primarily due to an increase in interest income for the three and six months ended June 30, 2023.

The total principal value of income producing debt investments as of June 30, 2023 and June 30, 2022 was approximately $274.4 million and $283.9 million, respectively. As of June 30, 2023, our debt investments had a range of stated interest rates of 8.94% and 15.26% and maturity dates of between 0 and 80 months compared to a range of stated interest rates of 4.92% to 11.63% and maturity dates between 3 and 92 months as of June 30, 2022. In addition, our total debt portfolio had a weighted average yield on debt investments of approximately 12.85% as of June 30, 2023, compared to approximately 9.01% as of June 30, 2022. As of June 30, 2023, three debt investments were on non-accrual status with a combined fair value of approximately $0.5 million and total principal amount of approximately $29.2 million. As of June 30, 2022, three debt investments were on non-accrual status with a combined fair value of approximately $0.5 million and total principal amount of approximately $27.5 million.

Income from securitization vehicles for the three months ended June 30, 2023 and June 30 2022, was approximately $4.3 million and $4.1 million, respectively. Income from securitization vehicles for the six months ended June 30, 2023 and June 30, 2022, was approximately $8.7 million and $8.5 million, respectively. The total principal outstanding on our investments in CLOs as of June 30, 2023 and June 30, 2022, was approximately $347.1 million and $378.1 million, respectively. The weighted average yield on CLO equity investments as of June 30, 2023 and June 30, 2022, was approximately 9.22% and 9.53%, respectively.

Operating Expenses

Total expenses for the three months ended June 30, 2023 and 2022, were approximately $6.8 million and $5.6 million, respectively. Total expenses for the six months ended June 30, 2023 and 2022, were approximately $13.3 million and $11.2 million, respectively. These amounts consisted of base management fees, interest expense, professional fees, compensation expense, general and administrative expenses, and net investment income incentive fees. That increase for the three and six months ended June 30, 2023 was primarily due to higher net investment income incentive fees, partially offset by a decrease in base management fees.

Expenses before incentive fees for the three and six months ended June 30, 2023 were approximately $5.5 million and $10.8 million. For the three and six months ended June 30, 2022, expenses before incentive fees were approximately $5.6 million and $11.2 million respectively.

The base management fee for the three months ended June 30, 2023 was approximately $1.3 million compared with $1.6 million for the three months ended June 30, 2022. The base management fee for the six months ended June 30, 2023 was approximately $2.4 million compared with $3.2 million for the six months ended June 30, 2022. That decrease for the three and six months ended June 30, 2023 was due largely to a decrease in weighted average gross assets.

The net investment income incentive fees for the three and six months ended June 30, 2023 were approximately $1.3 million and $2.5 million respectively. There were no net investment income incentive fees for the three and six months ended June 30, 2022. That increase for the three and six months ended June 30, 2023 was due to greater net investment income, coupled with the Company’s performance exceeding the total return requirement.

Interest expense for the three and six months ended June 30, 2023 and 2022, was approximately $3.1 and $6.2 million, respectively, which primarily relates to our 5.50% unsecured notes due 2028 (the “5.50% Unsecured Notes”), 6.25% unsecured notes due 2026 (the “6.25% Unsecured Notes”) and 6.50% unsecured notes due 2024 (the “6.50% Unsecured Notes”).

Professional fees, consisting of legal, consulting, valuation, audit and tax fees, were approximately $282,000 for the three months ended June 30, 2023, compared to approximately $311,000 for the three months ended June 30, 2022. Professional fees were approximately $618,000 for the six months ended June 30, 2023, compared to approximately $655,000 for the six months ended June 30, 2022.

Compensation expense was approximately $190,000 for the three months ended June 30, 2023, compared to approximately $220,000 for the three months ended June 30, 2022. Compensation expense was approximately $457,000 for the six months ended June 30, 2023, compared to approximately $455,000 for the six months ended June 30, 2022. Compensation expense reflects the allocation of compensation expenses for the services of our Chief Financial Officer, accounting personnel, and other administrative support staff.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs, excise tax and other expenses, were approximately $730,000 for the three months ended June 30, 2023, compared to approximately $412,000 for the three months ended June 30, 2022. General and administrative expenses were approximately $1.1 million for the six months ended June 30, 2023, compared to approximately $756,000 for the six months ended June 30, 2022. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee (“Net Investment Income Incentive Fee”) recorded for the three and six months ended June 30, 2023 was approximately $1.3 million and $2.5 million, respectively. There was no Net Investment Income Incentive Fee recorded for the three and six months ended June 30, 2022 due to the total return requirement. The Net Investment Income Incentive Fee is calculated and payable quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter exceeds (y) the “Preferred Return Amount” for the calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the Base Fee, expenses payable under the Administration Agreement with Oxford Funds, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Refer to “Note 7. Related Party Transactions” in the notes to our financial statements.

The expense attributable to the capital gains incentive fee (the “Capital Gains Incentive Fee”), as reported under GAAP, is calculated as if the Company’s entire portfolio had been liquidated at period end, and therefore is calculated on the basis of net realized and unrealized gains and losses at the end of each period. That expense (or the reversal of such an expense) related to that hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the three and six months ended June 30, 2023, no accrual was required as a result of the impact of net realized losses on our portfolio.

The amount of the Capital Gains Incentive Fee which will actually be payable is determined in accordance with the terms of the Investment Advisory Agreement and is calculated as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). The terms of the Investment Advisory Agreement state that the Capital Gains Incentive Fee calculation is based on net realized gains, if any, offset by gross unrealized depreciation for the calendar year. No effect is given to gross unrealized appreciation in this calculation. For the three and six months ended June 30, 2023 and 2022, such an accrual was not required under the terms of the Investment Advisory Agreement.

Realized and Unrealized Gains/Losses on Investments

For the three months ended June 30, 2023, we recognized net realized losses on investments of approximately $3.3 million, which reflects the sale of multiple CLO equity investments and an extinguishment of one CLO equity investment, partially offset by a sale of a senior secured loan.

For the three months ended June 30, 2023, our net change in unrealized appreciation was approximately $8.3 million, composed of $14.6 million in gross unrealized appreciation, $10.8 million in gross unrealized depreciation and approximately $4.4 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $4.4 million resulting from reductions to the cost value of our CLO equity investments representing the difference between distributions received, or entitled to be received, on our investments held in CLO equity subordinated notes and fee notes, of approximately $8.7 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $4.3 million. The most significant components of the net change in unrealized appreciation during the three months ended June 30, 2023, were as follows (in millions):

Portfolio Company	Changes in unrealized appreciation/ (depreciation)
UniTek Global Services, Inc.	$3.4
THL Credit Wind River 2012-1 CLO, Ltd.	2.9
HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)	2.8
RSA Security, LLC	1.7
Careismatic Brands, Inc. (f/k/a New Trojan Parent, Inc.)	(2.0)
Net all other	(0.5)
Total	$8.3

For the six months ended June 30, 2023, we recognized net realized losses on investments of approximately $3.3 million, which reflects the sale of multiple CLO equity investments and an extinguishment of one CLO equity investment, partially offset by a sale of a senior secured loan.

For the six months ended June 30, 2023, our net change in unrealized appreciation was approximately $8.0 million, composed of $16.1 million in gross unrealized appreciation, $12.9 million in gross unrealized depreciation and approximately $4.8 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $7.4 million resulting from reductions to the cost value of our CLO equity investments representing the difference between distributions received, or entitled to be received, on our investments held in CLO equity subordinated notes and fee notes, of approximately $16.1 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $8.6 million. The most significant components of the net change in unrealized appreciation during the six months ended June 30, 2023, were as follows (in millions):

Portfolio Company	Changes in unrealized appreciation/ (depreciation)
UniTek Global Services, Inc.	$4.1
THL Credit Wind River 2012-1 CLO, Ltd.	2.9
RSA Security, LLC	2.6
Magenta Buyer, LLC (f/k/a McAfee Enterprise)	(2.3)
Careismatic Brands, Inc. (f/k/a New Trojan Parent, Inc.)	(2.4)
Net all other	3.2
Total(1)	$8.0

____________

(1)      Totals may not sum due to rounding.

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the three months ended June 30, 2023 and June 30, 2022 was approximately $6.7 million and $4.3 million, respectively. Net investment income for the six months ended June 30, 2023 and June 30, 2022 was approximately $13.2 million and $8.6 million, respectively. That increase in net investment income was primarily due to an increase in interest income, partially offset by an increase in operating expenses.

For the three months and six months ended June 30, 2023, the net increase in net assets resulting from net investment income per common share was $0.13 and $0.26 (basic and diluted), compared to the net increase in net assets resulting from net investment income per share of $0.09 and $0.17 (basic and diluted) for the three and six months ended June 30, 2022.

Net Increase/(Decrease) in Net Assets Resulting from Operations

Net increase in net assets resulting from operations for the three months ended June 30, 2023 was approximately $11.6 million compared with a net decrease in net assets resulting from operations of approximately $43.4 million for the three months ended June 30, 2022.

Net increase in net assets resulting from operations for the six months ended June 30, 2023 was approximately $17.9 million compared with a net decrease in net assets resulting from operations of approximately $51.6 million for the six months ended June 30, 2022.

For the three months ended June 30, 2023, the net increase in net assets resulting from operations per common share was $0.23 (basic and diluted), compared to a net decrease in net assets resulting from operations per share of $0.87 (basic and diluted) for the three months ended June 30, 2022. For the six months ended June 30, 2023, the net increase in net assets resulting from operations per common share was $0.36 (basic and diluted), compared to a net decrease in net assets resulting from operations per share of $1.04 (basic and diluted) for the six months ended June 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2023, cash and cash equivalents were approximately $43.0 million as compared to approximately $9.0 million as of December 31, 2022. For the six months ended June 30, 2023, net cash provided by operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $28.1 million, largely reflecting proceeds from principal repayments and sales of investments of approximately $14.7 million, partially offset by purchases of investments of approximately $8.2 million and net change in unrealized appreciation of approximately $8.0 million. For the six months ended June 30, 2023, net cash provided by financing activities was approximately $5.9 million, reflecting the net proceeds of the share issuances from the June 2023 rights offering program of approximately $16.1 million, partially offset by the payment of distributions of approximately $10.2 million.

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2023, is as follows:

Contractual obligations (in millions)	Payments Due by Period
	Principal Amount	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
6.50% Unsecured Notes	$64.4	$64.4	$—	$—	$—
6.25% Unsecured Notes	44.8	—	44.8	—	—
5.50% Unsecured Notes	80.5	—	—	—	80.5
	$189.7	$64.4	$44.8	$—	$80.5

Refer to “Note 6. Borrowings” in the notes to our financial statements.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into a variety of undertakings containing a variety of warranties and indemnifications that may expose us to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote. As of June 30, 2023, we did not have any commitments to purchase additional investments.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, as of June 30, 2023, we were only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 150%, immediately after such borrowing. As of June 30, 2023 and December 31, 2022, our asset coverage for borrowed amounts was approximately 184% and 171%, respectively.

The weighted average stated interest rate and weighted average maturity on all of the Company’s debt outstanding as of June 30, 2023, were 6.02% and 3.1 years, respectively, and as of December 31, 2022, were 6.02% and 3.6 years, respectively.

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

Rights Offering

On June 22, 2023, we completed a transferable rights offering. We issued to stockholders of record on May 23, 2023 one transferable right for each three shares of our common stock held on the record date. Each holder of rights was entitled to subscribe for one share of common stock for every right held at a subscription price of $2.66 per share. On June 22, 2023, we issued a total of approximately 6.5 million shares. Gross proceeds were approximately $17.2 million. Approximately 1.7 million shares were purchased in the rights offering by affiliates of Oxford Square Management.

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

The following table reflects the cash distributions, including distributions reinvested, if any, per share that our Board has declared on our common stock since the beginning of 2022:

Date Declared	Record Date	Payment Date	Total Distributions	GAAP net investment income			Distributions in excess of/(less than) GAAP net investment income(1)
Fiscal 2023(1)
August 3, 2023	December 15, 2023	December 29, 2023	$0.035	$	N/A		$—
August 3, 2023	November 16, 2023	November 30, 2023	0.035		N/A		—
August 3, 2023	October 17, 2023	October 31, 2023	0.035		N/A		—
Total (Fourth Quarter 2023)			0.105		—	(3)	—

August 3, 2023(4)	September 15, 2023	September 29, 2023	$0.120	$	N/A		$—
April 25, 2023	September 15, 2023	September 29, 2023	0.035		N/A		—
April 25, 2023	August 17, 2023	August 31, 2023	0.035		N/A		—
April 25, 2023	July 17, 2023	July 31, 2023	0.035		N/A		—
Total (Third Quarter 2023)			0.225		—	(3)	—

March 16, 2023	June 16, 2023	June 30, 2023	$0.035	$	N/A		$—
March 16, 2023	May 17, 2023	May 31, 2023	0.035		N/A		—
March 16, 2023	April 14, 2023	April 28, 2023	0.035		N/A		—
Total (Second Quarter 2023)			0.105		0.13		(0.03)

October 20, 2022	March 17, 2023	March 31, 2023	$0.035	$	N/A		$—
October 20, 2022	February 14, 2023	February 28, 2023	0.035		N/A		—
October 20, 2022	January 17, 2023	January 31, 2023	0.035		N/A		—
Total (First Quarter 2023)			0.105		0.13		(0.03)

Fiscal 2022(1)
July 21, 2022	December 16, 2022	December 30, 2022	$0.035	$	N/A		$—
July 21, 2022	November 16, 2022	November 30, 2022	0.035		N/A		—
July 21, 2022	October 17, 2022	October 31, 2022	0.035		N/A		—
Total (Fourth Quarter 2022)			0.105		0.13		(0.03)

April 21, 2022	September 16, 2022	September 30, 2022	$0.035	$	N/A		$—
April 21, 2022	August 17, 2022	August 31, 2022	0.035		N/A		—
April 21, 2022	July 15, 2022	July 29, 2022	0.035		N/A		—
Total (Third Quarter 2022)			0.105		0.11		(0.01)

March 1, 2022	June 16, 2022	June 30, 2022	$0.035	$	N/A		$—
March 1, 2022	May 17, 2022	May 31, 2022	0.035		N/A		—
March 1, 2022	April 15, 2022	April 29, 2022	0.035		N/A		—
Total (Second Quarter 2022)			0.105		0.09		0.02

October 22, 2021	March 17, 2022	March 31, 2022	$0.035	$	N/A		$—
October 22, 2021	February 14, 2022	February 28, 2022	0.035		N/A		—
October 22, 2021	January 17, 2022	January 31, 2022	0.035		N/A		—
Total (First Quarter 2022)			0.105		0.09		0.02
Total (2022)			$0.42		$0.42	(2)	$— (2)

__________

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

(4)      Special distribution.

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

•        Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, at Oxford Gate Management, LLC, the investment adviser to Oxford Gate Master Fund, LLC, Oxford Gate, LLC and Oxford Gate (Bermuda), LLC (collectively, the “Oxford Gate Funds”) and Oxford Bridge II, LLC. Oxford Funds is the managing member of Oxford Gate Management, LLC. In addition, Bruce L. Rubin serves as the Chief Financial Officer and Secretary, and Gerald Cummins serves as the Chief Compliance Officer, respectively, of Oxford Gate Management, LLC.

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

RECENT DEVELOPMENTS

The following distributions payable to stockholders are shown below:

Date Declared	Record Dates	Payable Dates	Per Share Distribution Amount Declared
April 25, 2023	July 17, 2023	July 31, 2023	$0.035
April 25, 2023	August 17, 2023	August 31, 2023	$0.035
April 25, 2023	September 15, 2023	September 29, 2023	$0.035
August 3, 2023*	September 15, 2023	September 29, 2023	$0.120
August 3, 2023	October 17, 2023	October 31, 2023	$0.035
August 3, 2023	November 16, 2023	November 30, 2023	$0.035
August 3, 2023	December 15, 2023	December 29, 2023	$0.035

____________

*        Special distribution.

On June 22, 2023, we caused notices to be issued to the holders of our 6.50% Unsecured Notes regarding our exercise of our option to redeem, in part, the issued and outstanding 6.50% Unsecured Notes. We redeemed $40.0 million in aggregate principal amount of the $64.4 million in aggregate principal amount of issued and outstanding 6.50% Unsecured Notes on July 24, 2023 (the “Redemption Date”). The Notes were redeemed at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from June 30, 2023, to, but not including, the Redemption Date.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2023, all debt investments in our portfolio were at variable interest rates, representing approximately $303.6 million in principal debt. As of June 30, 2023, all but three of our variable rate investments were income producing. The variable rates are generally based upon the five-year U.S. Department of Treasury note, the Prime rate, SOFR, or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. Although LIBOR ceased publication as of June 30, 2023, several of our investments still utilize LIBOR as of June 30, 2023, as rate resets have not yet occurred. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain interest rate floors.

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

Based on our Statements of Assets and Liabilities as of June 30, 2023, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates for our settled investments (considering interest rate floors for floating rate instruments), excluding CLO equity investments. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2023. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2023, and are only adjusted for assumed changes in the underlying base interest rates. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

Hypothetical Change in SOFR	Estimated Percentage Change in Investment Income
Up 300 basis points	15.2%
Up 200 basis points	10.2%
Up 100 basis points	5.1%
Down 100 basis points	(5.1)%
Down 200 basis points	(10.2)%
Down 300 basis points	(15.2)%

ITEM 4.    CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factors set forth below, there have been no material changes known to us during the six months ended June 30, 2023, to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022.

Risks related to the transition away from LIBOR.

Following their publication on June 30, 2023, no settings of LIBOR continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued. On July 29, 2021, the U.S. Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, formally recommended replacing U.S.-dollar LIBOR with SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. In April 2018, the Bank of England began publishing its proposed alternative rate, the Sterling Overnight Index Average (“SONIA”). Each of SOFR and SONIA significantly differ from LIBOR, both in the actual rate and how it is calculated. Further, on March 15, 2022, the Consolidation Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”), was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for certain financial contracts that mature after June 30, 2023 that do not contain clearly defined or practicable LIBOR fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve. In addition, the U.K. Financial Conduct Authority (“FCA”), which regulates the publisher of LIBOR (ICE Benchmark Administration) has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S.-dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S.-dollar LIBOR until the end of this period. Although the transition process away from LIBOR has become increasingly well-defined (e.g. the LIBOR Act now provides a uniform benchmark replacement for certain LIBOR-based instruments in the United States), the transition process is complex and it could cause a disruption in the credit markets generally and could have adverse impacts on our business financial condition and results of operations, including, among other things, increased volatility or illiquidity in markets for instruments that continue to rely on LIBOR or which have been transitioned away from LIBOR to a different rate like SOFR and, in any case, could result in a reduction in the value of certain investments held by the Company.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Equity Securities

While we did not engage in unregistered sales of equity securities during the three months ended June 30, 2023, we issued 58,525 shares of common stock under our distribution reinvestment plan, as well as 6,451,272 shares from the June 2023 rights offering. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value for the shares of common stock issued under the distribution reinvestment plan during the three months ended June 30, 2023 was approximately $157,000. The aggregate value for the shares of common stock issued from the June 2023 rights offering was approximately $17.2 million.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2023, no common stock was repurchased by the Company.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION.

During the fiscal quarter ended June 30, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

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

OXFORD SQUARE CAPITAL CORP.
Date: August 10, 2023	By:	/s/ Jonathan H. Cohen
Jonathan H. Cohen
Chief Executive Officer
(Principal Executive Officer)
Date: August 10, 2023	By:	/s/ Bruce L. Rubin
Bruce L. Rubin
Chief Financial Officer
(Principal Accounting Officer)