Form 10-K
period 2023-12-31
Oxford Square Capital Corp.
filed 2024-03-19
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________________

FORM 10-K

_______________________________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2023, based on the closing price on that date of $2.65 on the NASDAQ Global Select Market, was $132,152,256. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 59,672,337 shares of the Registrant’s common stock outstanding as of March 14, 2024.

OXFORD SQUARE CAPITAL CORP.
FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2023

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

We also purchase portions of equity and junior debt tranches of CLO vehicles. Substantially all of the CLO vehicles in which we may invest would be deemed to be investment companies under the 1940 Act but for the exceptions set forth in section 3(c)(1) or section 3(c)(7). Structurally, CLO vehicles are entities formed to originate and/or acquire a portfolio of loans. The loans within the CLO vehicle are limited to loans which meet established credit criteria and are subject to concentration limitations in order to limit a CLO vehicle’s exposure to a single credit. A CLO vehicle is formed by raising various classes or “tranches” of debt (with the most senior tranches being rated “AAA” to the most junior tranches typically being rated “BB” or “B”) and equity. The CLO vehicles which we focus on are collateralized primarily by senior secured loans made to companies whose debt is unrated or is rated below investment grade, or “Senior Loans,” and, to a limited extent, subordinated and/or unsecured loans and bonds (together with the Senior Loans, the “CLO Assets”). CLOs generally have very little or no exposure to real estate, mortgage loans or to pools of consumer-based debt, such as credit card receivables or auto loans. Below investment grade securities, such as the CLO securities in which we primarily intend to invest, are often referred to as “junk.” In addition, the CLO equity and junior debt securities in which we invest are highly levered (with CLO equity securities typically being leveraged between nine and thirteen times), which significantly magnifies our risk of loss on such investments relative to senior debt tranches of CLOs. A CLO itself is highly leveraged because it borrows significant amounts of money to acquire the underlying commercial loans in which it invests. A CLO borrows money by issuing debt securities to investors (including junior debt securities of the type we intend to invest), and the CLO equity (which is also the CLO residual tranche) is the first to bear the risk on the underlying investment. Our investment strategy also includes warehouse facilities, which are financing structures intended to aggregate loans that may be used to form the basis of a CLO vehicle. Warehouse facilities typically incur leverage between four and six times prior to a CLO’s pricing. We have historically borrowed funds to make investments and may continue to do so. As a result, we are exposed to the risks of leverage, which may be considered a speculative investment technique. Borrowings, also known as leverage, magnify the potential for gain and loss on amounts invested and therefore increase the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the advisory fee payable to our investment adviser, Oxford Square Management, LLC (“Oxford Square Management”), will be borne by our common stockholders.

6.50% Unsecured Notes

On April 12, 2017, we completed an underwritten public offering of approximately $64.4 million in aggregate principal amount of our 6.50% unsecured notes due 2024, or the “6.50% Unsecured Notes.” On July 24, 2023, the Company redeemed $40.0 million in aggregate principal amount of the 6.50% Unsecured Notes. On September 11, 2023, the Company redeemed $10.0 million in aggregate principal amount of the 6.50% Unsecured Notes. On November 3, 2023, the Company redeemed $7.0 million in aggregate principal amount of the 6.50% Unsecured Notes. On December 21, 2023, the Company redeemed the remaining $7.4 million aggregate principal amount of 6.50% Unsecured Notes. For all redemptions, the notes were fully repaid at par. In connection with the December 21, 2023 redemption, the 6.50% Unsecured Notes were delisted from the NASDAQ Global Select Market. The 6.50% Unsecured Notes would have matured on March 30, 2024, and were redeemable in whole or in part at any time or from time to time at our option (on or after March 30, 2020). The 6.50% Unsecured Notes bore interest at a rate of 6.50% per year payable quarterly on March 30, June 30, September 30, and December 30 of each year. The 6.50% Unsecured Notes were listed on the NASDAQ Global Select Market under the trading symbol “OXSQL.”

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

Rights Offering

On June 22, 2023, we completed a transferable rights offering, issuing approximately 6.5 million shares of our common stock at a subscription price of $2.66 per share. Total proceeds, net of underwriting and offering costs, were approximately $16.0 million. Approximately 1.7 million shares of our common stock were purchased in the rights offering by affiliates of Oxford Square Management.

ATM Offering

On August 22, 2023, we entered into Amendment No. 1 to the Equity Distribution Agreement dated August 1, 2019 with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $150.0 million of our common stock through an At-the-Market (“ATM”) offering. We sold a total of 2,695,388 shares of common stock pursuant to the ATM offering during the year ended December 31, 2023. The total amount of capital raised net of underwriting fees and offering costs was approximately $8.0 million during the year ended December 31, 2023.

Organizational and Regulatory Structure

Our investment activities are managed by Oxford Square Management. Oxford Square Management is an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Oxford Square Management is owned by Oxford Funds, LLC (“Oxford Funds”), its managing member, and Charles M. Royce, a member of our Board of Directors (the “Board”) who holds a minority, non-controlling interest in Oxford Square Management. Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President and Chief Operating Officer, directly or indirectly own or control all of the outstanding equity interests of Oxford Funds. Under the investment advisory agreement, we have agreed to pay Oxford Square Management an annual base advisory fee based on our gross assets as well as an incentive fee based on our performance. Refer to “— Investment Advisory Agreement.”

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

MARKET OVERVIEW AND OPPORTUNITY

The broader corporate loan and CLO equity markets displayed strength throughout 2023. The S&P/LSTA Leveraged Loan Index increased from a price of 92.44% at the end of December 2022 to 96.21% at the end of December 2023. During 2023, lower credit quality loans outperformed higher credit quality loans. For the full year, BB rated loan prices increased 2.03%, B rated loan prices increased 5.82%, and CCC rated loan prices increased 7.71%. We believe that the loan market’s performance during 2023 was driven by lower primary market issuance resulting in higher demand for existing loans in the secondary market somewhat offset by macroeconomic uncertainty, higher interest rates, investment outflows from the loan asset class, and moderately lower issuance in the CLO asset class. Moreover, loan market credit quality deteriorated during 2023 as exhibited by an increase in default rates to 1.53% at the end of 2023 versus 0.72% at the end of 2022. This environment presented corporate loan and CLO managers with the opportunity to buy performing assets in the primary and secondary loan markets with sufficient risk adjusted returns, ultimately accruing to the benefit of loan and CLO investments. Additionally, as we execute our corporate loan strategy of focusing primarily on small to medium size broadly syndicated loans, narrowly syndicated loans and private deals, through purchases in both the primary and secondary markets, we remain mindful of maintaining overall portfolio liquidity. We believe this strategy allows us to maintain corporate debt investments which have sufficient liquidity in order to take advantage of market opportunities.

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

•        Jonathan H. Cohen, our Chief Executive Officer, has more than 25 years of experience in debt and equity research and investment. Mr. Cohen has also served as Chief Executive Officer and a Director of Oxford Lane Capital Corp. (NasdaqGS: OXLC), a registered closed-end fund, and as Chief Executive Officer of its investment adviser, Oxford Lane Management, LLC, or “Oxford Lane Management,” since 2010. Since 2015 and 2018, respectively, Mr. Cohen has also served as Chief Executive Officer of Oxford Gate Management, LLC, or “Oxford Gate Management,” the investment adviser to Oxford Gate Master Fund, LLC, Oxford Gate, LLC and Oxford Gate (Bermuda), LLC (collectively, the “Oxford Gate Funds”), and Oxford Bridge II, LLC. Oxford Bridge II, LLC and the Oxford Gate Funds are private investment funds. Since 2023, Mr. Cohen has also served as Chief Executive Officer of Oxford Park Income Fund, Inc., a non-diversified closed-end management investment company, and its investment adviser, Oxford Park Management, LLC, or “Oxford Park Management”. Previously, Mr. Cohen managed technology equity research groups at Wit Capital, Merrill Lynch, UBS and Smith Barney. Mr. Cohen is a member of the Board of Trustees of Connecticut College. Mr. Cohen received a B.A. in Economics from Connecticut College and an M.B.A. from Columbia University.

•        Saul B. Rosenthal, our President and Chief Operating Officer, has more than 20 years of experience in the capital markets, with a focus on middle-market transactions. In addition, Mr. Rosenthal has served as President and a Director of Oxford Lane Capital Corp. (NasdaqGS: OXLC), a registered closed-end fund, and as President of Oxford Lane Management, since 2010. Mr. Rosenthal has also served as President of Oxford Gate Management, the investment adviser to the Oxford Gate Funds and

Oxford Bridge II, LLC, since 2015 and 2018, respectively. Since 2023, Mr. Rosenthal has also served as President of Oxford Park Income Fund, Inc., a non-diversified closed-end management investment company, and its investment adviser, Oxford Park Management. Mr. Rosenthal was previously an attorney at the law firm of Shearman & Sterling LLP. Mr. Rosenthal serves on the board of the National Museum of Mathematics. Mr. Rosenthal received a B.S., magna cum laude, from the Wharton School of the University of Pennsylvania, a J.D. from Columbia University Law School, where he was a Harlan Fiske Stone Scholar, and a LL.M. (Taxation) from New York University School of Law.

•        Joseph Kupka is a Managing Director of Oxford Square Management, and also holds the same position at Oxford Lane Management, the investment adviser to Oxford Lane Capital Corp., Oxford Gate Management, the investment adviser to the Oxford Gate Funds and Oxford Bridge II, LLC, and Oxford Park Management, the investment adviser to Oxford Park Income Fund, Inc. Previously, he worked as a risk analyst for First Equity Card Corporation. Mr. Kupka received a B.S. in Mechanical Engineering from the University of Pennsylvania, where he was the Abel and Bernstein Class of 1945 Scholarship Recipient.

•        Kevin Yonon is a Managing Director of Oxford Square Management, and also holds the same position at Oxford Lane Management, the investment adviser to Oxford Lane Capital Corp., Oxford Gate Management, the investment adviser to the Oxford Gate Funds and Oxford Bridge II, LLC, and Oxford Park Management, the investment adviser to Oxford Park Income Fund, Inc. Previously, Mr. Yonon was an Associate at Deutsche Bank Securities and prior to that he was an Analyst at Blackstone Mezzanine Partners. Before joining Blackstone, he worked as an Analyst at Merrill Lynch in the Mergers & Acquisitions group. Mr. Yonon received a B.S. in Economics with concentrations in Finance and Accounting from the Wharton School at the University of Pennsylvania, where he graduated magna cum laude, and an M.B.A. from the Harvard Business School.

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
• Telecommunication Services
• Diversified Insurance

During the fiscal year ended December 31, 2023, we purchased approximately $11.7 million of investments, comprised of approximately $8.2 million in senior secured notes and $3.5 million in CLO equity. As a percentage of fair value of the total invested portfolio as of December 31, 2023, our portfolio was invested approximately 67.2% in senior secured notes, 30.8% in CLO equity, and 2.0% in equity and other investments.

TEN LARGEST PORTFOLIO INVESTMENTS AS OF DECEMBER 31, 2023

Our ten largest portfolio company investments as of December 31, 2023, based on the combined fair value of the debt and equity securities (including CLO side letter related investments) we hold in each portfolio company, were as follows:

Portfolio Company	Industry	December 31, 2023
		($ in millions)
		Cost(1)	Fair Value	Fair Value Percentage of Total Portfolio(1)
Dryden 43 Senior Loan Fund	Structured Finance	$27.5	$21.7	8.1%
Carlyle Global Market Strategies CLO 2021-6, Ltd.	Structured Finance	20.7	17.6	6.6%
Access CIG, LLC	Business Services	16.8	16.7	6.2%
Global Tel Link Corp.	Telecommunication Services	16.9	15.0	5.6%
Viant Medical Holdings, Inc.	Healthcare	14.5	14.2	5.3%
Quest Software, Inc.	Software	22.7	14.1	5.3%
Affinion Insurance Solutions, Inc. (f/k/a AIS Intermediate, LLC)	Diversified Insurance	14.3	13.9	5.2%
Verifone Systems, Inc.	Business Services	13.5	13.5	5.1%
HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)	Healthcare	18.6	13.0	4.9%
Convergint Technologies, LLC	Business Services	13.4	12.3	4.6%
		$178.7	$152.0	57.0%

____________

(1)      Totals may not sum due to rounding.

For a description of the factors relevant to the changes in the value of the above portfolio investments for the year ended December 31, 2023, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Grading.”

Set forth below are descriptions of the ten largest portfolio investments as of December 31, 2023:

Dryden 43 Senior Loan Fund

Dryden 43 Senior Loan Fund is a collateralized loan obligation investing primarily in U.S.-based senior secured loans. As of December 31, 2023, approximately $47.3 million remained outstanding on our investment.

Carlyle Global Market Strategies CLO 2021-6, Ltd.

Carlyle Global Market Strategies CLO 2021-6, Ltd. is a collateralized loan obligation investing primarily in U.S.-based senior secured loans. As of December 31, 2023, approximately $29.6 million remained outstanding on our investment.

Access CIG, LLC

Access CIG, LLC is a records and documents storage firm. As of December 31, 2023, approximately $16.8 million remained outstanding on our investment in the second lien notes.

Global Tel Link Corp

Global Tel Link Corp. is a provider of telecom and technology products and services used by inmates, investigators and administrators in the corrections industry. As of December 31, 2023, approximately $17.0 million remained outstanding on our investment in the second lien notes.

Viant Medical Holdings, Inc.

Viant Medical Holdings, Inc. provides vertically integrated plastics processing solutions for medical devices. As of December 31, 2023, approximately $9.5 million and $5.0 million remained outstanding on our investment in the first and second lien notes, respectively.

Quest Software, Inc.

Quest Software, Inc. is an infrastructure software provider. They have five main product/service offerings: platform management, information management, identity management, data protection, and endpoint management. As of December 31, 2023, approximately $3.0 million and $20.0 million remained outstanding on our investment in the first lien notes and second lien notes, respectively.

Affinion Insurance Solutions, Inc. (f/k/a AIS Intermediate, LLC)

Affinion Insurance Solutions, Inc. is an insurance company that offers insurance, value-added checking programs, customer acquisition solutions, data analysis, multi-channel marketing, direct mail, and online marketing services. As of December 31, 2023, approximately $14.5 million remained outstanding on our investment in the first lien notes.

Verifone Systems, Inc.

Verifone Systems, Inc. develops technology that enables electronic payment transactions and value-added services at the point of sale. As of December 31, 2023, approximately $13.9 million remained outstanding on our investment in the first lien notes.

HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)

HealthChannels, Inc. is a health-care company that offers clerical support services, including electronic medical record documentation, patient engagement, and medical coding to improve clinical outcomes. As of December 31, 2023, approximately $18.8 million remained outstanding on our investment in the first lien notes.

Convergint Technologies, LLC

Convergint Technologies, LLC offers security, communications, installation, fire alarm safety, and building automation systems to commercial offices, residential, government, healthcare, and educational industries. As of December 31, 2023, approximately $2.5 million and $11.0 million remained outstanding on our investment in the first and second lien notes, respectively.

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

b.      Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to one-fourth of an annual “hurdle rate.” The annual hurdle rate is determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rates for the 2023, 2022 and 2021 calendar years, calculated as of December 31, were approximately 8.99%, 6.26%, and 5.36%, respectively, under the terms of the Investment Advisory Agreement. Our net investment income (to the extent not distributed to our stockholders) used to calculate the Net Investment Income Incentive Fee was also included in the amount of our gross assets used to calculate the 2.00% Base Fee.

c.      The operation of the incentive fee with respect to our Pre-Incentive Fee Net Investment Income for each quarter is as follows:

i.       no incentive fee was payable to Oxford Square Management in any calendar quarter in which our Pre-Incentive Fee Net Investment Income did not exceed one fourth of the annual hurdle rate (approximately 8.99% for the 2023 calendar year).

ii.      20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds one-fourth of the annual hurdle rate (approximately 8.99% for the 2023 calendar year) in any calendar quarter was payable to Oxford Square Management (i.e., once the hurdle rate is reached, 20% of all Pre-Incentive Fee Net Investment Income thereafter was allocated to Oxford Square Management).

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

•        brokerage commissions;

•        costs of preparing and mailing proxy statements, stockholders’ reports and notices, including annual proxy solicitations and stockholder meetings;

•        costs of preparing government filings, including periodic and current reports with the SEC;

•        fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums; and

•        direct costs such as printing, mailing, long distance telephone, staff, rent, independent audits and outside legal costs and all other expenses incurred by either Oxford Funds or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by Oxford Funds on our behalf under the Administration Agreement, including a portion of the rent and the compensation and related expenses of our Chief Financial Officer, our accounting support staff and other administrative support personnel. Related expenses include but are not limited to employee benefit costs, payroll taxes and travel and training expenses. The costs associated with the functions performed by our Chief Compliance Officer are paid by us pursuant to the terms of an agreement between the Company and ACA Group, LLC, a compliance consulting firm.

All of these expenses are ultimately borne by our common stockholders.

All personnel of our investment adviser when and to the extent engaged in providing investment advisory services, and the compensation and related expenses of such personnel allocable to such services, will be provided and paid for by Oxford Funds, the investment adviser’s managing member.

Duration and Termination

Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act. On April 25, 2023, the Board of Directors re-approved the Investment Advisory Agreement at an in-person meeting. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. Refer to “Item 1A. Risk Factors — Risks relating to our business and structure — We are dependent upon Oxford Square Management’s key management personnel for our future success, particularly Jonathan H. Cohen and Saul B. Rosenthal.”

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

ADMINISTRATION AGREEMENT

Pursuant to a separate Administration Agreement, Oxford Funds furnishes us with office facilities, together with equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, Oxford Funds also performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Oxford Funds assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are based upon our allocable portion of overhead and other expenses incurred by Oxford Funds on our behalf under the Administration Agreement, including a portion of the rent and the compensation of our Chief Financial Officer, our accounting support staff and other administrative support personnel. We also reimburse Oxford Funds for the costs associated with the functions performed by our Chief Compliance Officer that Oxford Funds pays on our behalf pursuant to the terms of an agreement between us and ACA Group, LLC. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

•        Our business and operation could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of our investment strategy and impact our stock price.

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

•        The interest rates of our term loans to our portfolio companies that extend beyond 2023 might be subject to change based on recent regulatory changes.

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

Risks Relating to the Economy

•        We are currently operating in a period of capital markets disruption and economic uncertainty.

•        Political, social and economic uncertainty creates and exacerbates risks.

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

EMPLOYEES

We have no employees. Our day-to-day investment operations are managed by Oxford Square Management. In addition, we reimburse Oxford Funds for an allocable portion of expenses incurred by it on our behalf under the Administration Agreement, including a portion of the rent and the compensation of our Chief Financial Officer, accounting staff and other administrative support personnel. We will also pay the costs associated with the functions performed by our Chief Compliance Officer under the terms of an agreement between the Company and ACA Group, LLC.

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

We have purchased and may in the future purchase residual or subordinated interests in CLOs that are treated for U.S. federal income tax purposes as shares in a “passive foreign investment company” or a PFIC. We may be subject to U.S. federal income tax on our allocable share of a portion of any “excess distribution” received on, or any gain from the disposition of, such shares. Additional charges, in the nature of interest, generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. This additional tax and interest may apply even if we make a distribution in an amount equal to any “excess distribution” or gain from the disposition of such shares as a taxable dividend by us to our stockholders. If we elect to treat a PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income our allocable share of any increase in the value of such shares, and as ordinary loss our allocable share of any decrease in such value to the extent that any such decrease does not exceed prior increases included in our income. Under either election, we may be required to recognize in a year income in excess of distributions from PFICs and proceeds from dispositions of PFIC shares during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the Excise Tax Avoidance Requirement.

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

Proxy Policies

Oxford Square Management will vote proxies relating to our portfolio securities in the best interests of the Company’s stockholders. Oxford Square Management will review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by us. Although Oxford Square Management will generally vote against proposals that may have a negative impact on our portfolio securities, it may vote for such a proposal if there exist compelling long-term reasons to do so. Oxford Square Management will abstain from voting only in unusual circumstances and where there is a compelling reason to do so.

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

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

Any failure on our part to maintain our status as a BDC would reduce our operating flexibility, including our ability to borrow money.

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
	Assumed total return on our portfolio (net of expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to stockholder(1)	(23.5)%	(14.4)%	(5.2)%	4.0%	13.2%

____________

(1)      Assumes $277.7 million in total assets and $125.3 million in total debt principal outstanding, which reflects our total assets and total debt outstanding as of December 31, 2023, and a cost of funds of approximately 6.26%.

Our portfolio must have an annual return of at least 2.83% in order to cover the annual interest payments on our current borrowings.

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

We may need additional capital to fund growth in our investments. We expect to issue equity securities and expect to borrow from financial institutions in the future. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our investment company taxable income to our stockholders to maintain our tax treatment as a RIC. As a result, any such cash earnings may not be available to fund investment originations. We expect to borrow from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue preferred stock may be restricted if our total assets are less than 150% of our total borrowings and preferred stock.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 59,672,337 shares are issued and outstanding as of March 14, 2024. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to distributions and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by our Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

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

In November 2020, the SEC adopted new rules regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. BDCs that use derivatives would be subject to a value-at-risk leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in the SEC’s adopted rules. The Company intends to operate under the limited derivatives user exemption of Rule 18f-4 and has adopted written policies and procedures reasonably designed to manage the Company’s derivatives risk pursuant to Rule 18f-4. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of the Section 18 of the 1940 Act when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivative transactions under the adopted rule. Under the adopted rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that currently invests primarily in CLO debt and equity tranches, and its investment adviser, Oxford Lane Management. Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, at Oxford Park Management, the investment adviser to Oxford Park Income Fund, Inc., a non-diversified closed-end management investment company that invests primarily in equity and junior debt tranches of CLO vehicles, and Oxford Gate Management, the investment adviser to the Oxford Gate Funds and Oxford Bridge II, LLC.Oxford Bridge II, LLC and Oxford Gate Funds are private funds that invest principally in CLO debt and equity. Oxford Funds is the managing member of Oxford Park Management, Oxford Lane Management and Oxford Gate Management. As a result, certain conflicts of interest may arise with respect to the management of our portfolio by Messrs. Cohen and Rosenthal, on the one hand, and the obligations of Messrs. Cohen and Rosenthal to manage the portfolios of Oxford Lane Capital Corp., Oxford Park Income Fund, Inc., Oxford Bridge II, LLC and the Oxford Gate Funds, respectively, on the other hand. In addition, Bruce L. Rubin, our Chief Financial Officer, Corporate Secretary and Treasurer, currently serves in similar capacities for Oxford Lane Capital Corp. and Oxford Park Income Fund, Inc. Mr. Rubin also currently serves as the Chief Financial Officer and Secretary of Oxford Lane Management, Oxford Square Management, Oxford Gate Management, LLC, Oxford Park Management and Oxford Funds. Further, Mr. Gerald Cummins, our Chief Compliance Officer, currently serves in similar capacities for Oxford Lane Management, Oxford Lane Capital Corp., Oxford Square Management, LLC, Oxford Gate Management, LLC, Oxford Park Income Fund, Inc. and Oxford Park Management. Because of these possible conflicts of interest, these individuals may direct potential business and investment opportunities to other entities rather than to us or such individuals may undertake or otherwise engage in activities or conduct on behalf of such other entities that is not in, or which may be adverse to, our best interests.

Oxford Square Management, Oxford Lane Management, Oxford Gate Management, and Oxford Park Management are subject to a written policy with respect to the allocation of investment opportunities among the Company, Oxford Lane Capital Corp., Oxford Bridge II, LLC, the Oxford Gate Funds and Oxford Park Income Fund, Inc. Where investments are suitable for more than one entity, the allocation policy generally provides that, depending on size and subject to current and anticipated cash availability, the absolute size of the investment as well as its relative size compared to the total assets of each entity, current and anticipated weighted average costs of capital, and whether the proposed investment is an add-on investment to an existing investment, among other factors, an investment amount will be determined by the adviser to each entity. If the investment opportunity is sufficient for each entity to receive its investment amount, then each entity receives the investment amount; otherwise, the investment amount is reduced pro rata.

On October 13, 2016, we filed an exemptive application with the SEC to permit us to co-invest with funds or entities managed by Oxford Square Management or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. On June 14, 2017, the SEC issued an order permitting the Company and certain of its affiliates to complete negotiated co-investment transactions in portfolio companies, subject to certain conditions, or the “Order.” Subject to satisfaction of certain conditions to the Order, the Company and certain of its affiliates are now permitted, together with any future BDCs, registered closed-end funds and certain private funds, each of whose investment adviser is Oxford Square’s investment adviser or an investment adviser controlling, controlled by, or under common control with Oxford Square Management, to co-invest in negotiated investment opportunities where doing so would otherwise be prohibited under the 1940 Act, providing the Company’s stockholders with access to a broader array of investment opportunities. Pursuant to the Order, we are permitted to co-invest in such investment opportunities with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.

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

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of the Company or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our Board of Directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increases the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act (in accordance with any applicable law, rules or regulations), the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increases the difficulty of consummating such a transaction.

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

Our business and operation could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of our investment strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against such company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space. While we are currently not subject to any securities litigation, due to the volatility of our stock price and for a variety of other reasons, we may in the future become the target of additional securities litigation and the subject of additional stockholder activism. If at any time our current Investment Advisory Agreement is terminated we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline.

Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our Board of Directors’ attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

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

We have purchased and may in the future purchase residual or subordinated interests in CLOs that are treated for U.S. federal income tax purposes as shares in a passive foreign investment company or PFIC. If we acquire investments in a PFIC (including equity tranche investments in CLOs that are PFICs), we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares. Additional charges, in the nature of interest, generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. This additional tax and interest may apply even if we make a distribution in an amount equal to any “excess distribution” or gain from the disposition of such shares as a taxable dividend by us to our stockholders. Certain elections may be available to mitigate or eliminate such tax on excess distributions, but such elections (if available) will generally require us to recognize our share of the PFICs income for each year regardless of whether we receive any distributions from such PFICs. We must nonetheless distribute such income to maintain our tax treatment as a RIC.

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

Following their publication on June 30, 2023, no settings of the London Interbank Offered Rate (“LIBOR”) continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings have been entirely discontinued. On July 29, 2021, the U.S. Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, formally recommended replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. In April 2018, the Bank of England began publishing its proposed alternative rate, the Sterling Overnight Index Average (“SONIA”). Each of SOFR and SONIA significantly differ from LIBOR, both in the actual rate and how it is calculated. Further, on March 15, 2022, the Consolidation Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”), was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for certain financial contracts that mature after June 30, 2023 that do not contain clearly defined or practicable LIBOR fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve. In addition, the U.K. Financial Conduct Authority (“FCA”), which regulates the publisher of LIBOR (ICE Benchmark Administration) has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S.-dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S.-dollar LIBOR until the end of this period. Although the transition process away from LIBOR has become increasingly well-defined (e.g. the LIBOR Act now provides a uniform benchmark replacement for certain LIBOR-based instruments in the United States), the transition process is complex and it could cause a disruption in the credit markets generally and could have adverse impacts on our business financial condition and results of operations, including, among other things, increased volatility or illiquidity in markets for instruments that continue to rely on LIBOR or which have been transitioned away from LIBOR to a different rate like SOFR and, in any case, could result in a reduction in the value of certain investments held by the Company. As of December 31, 2023, we did not hold any investments in our debt portfolio that bore interest at a floating rate determined on the basis of LIBOR.

We are exposed to risks associated with changes in interest rates.

General interest rate fluctuations may have a substantial negative impact on our investments and our investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income.

In an effort to combat inflation, the U.S. Federal Reserve embarked on a campaign of raising interest rates during 2022 and 2023. Because we will borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In this period of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, which could result in an increase to our net investment income. Conversely, if interest rates decrease, we may earn less interest income from investments and our cost of funds will also decrease, which could result in lower net investment income. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

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

The securitization industry in both European Union (“EU”) and the United Kingdom (“UK”) has also undergone a number of significant changes in the past few years. Regulation (EU) 2017/2402 relating to a European framework for simple, transparent and standardized securitization (as amended by Regulation (EU) 2021/557 and as further amended from time to time, the “EU Securitization Regulation”) applies to certain specified EU investors, and Regulation (EU) 2017/2402 relating to a European framework for simple, transparent and standardized securitization in the form in effect on 31 December 2020 (which forms part of UK domestic law by virtue of the European Union (Withdrawal) Act 2018 (as amended, the “EUWA”)) (as amended by the Securitization (Amendment) (EU Exit) Regulations 2019 and as further amended from time to time, the “UK Securitization Regulation” and, together with the EU Securitization Regulation, the “Securitization Regulations”) applies to certain specified UK investors, in each case, who are investing in a “securitization” (as such term is defined under each Securitization Regulation).

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

To the extent a CLO is structured in compliance with the Securitization Regulations, the Company’s ability to invest in the CLO equity of such CLOs could be limited, or the Company could be required to hold its investment for the life of the CLO. If a CLO has not been structured to comply with the Securitization Regulations, it will limit the ability of Institutional Investors to purchase CLO securities, which may adversely affect the price and liquidity of the securities (including the CLO equity) in the secondary market. Additionally, the Securitization Regulations and any regulatory uncertainty in relation thereto may reduce the issuance of new CLOs and reduce the liquidity provided by CLOs to the leveraged loan market generally. Reduced liquidity in the loan market could reduce investment opportunities for collateral managers, which could negatively affect the return of the Company’s investments. Any reduction in the volume and liquidity provided by CLOs to the leveraged loan market could also reduce opportunities to redeem or refinance the securities comprising a CLO in an optional redemption or refinancing and could negatively affect the ability of obligors to refinance their collateral obligations, either of which developments could increase defaulted obligations above historic levels.

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

We have invested in equity and junior debt tranches issued by CLO vehicles. Generally, there may be less information available to us regarding the underlying debt investments held by such CLO vehicles than if we had invested directly in the debt of the underlying companies. As a result, our stockholders may not know the details of the underlying securities of the CLO vehicles in which we will invest. Our CLO investments will also be subject to the risk of leverage associated with the debt issued by such CLOs and the repayment priority of senior debt holders in such CLO vehicles. Additionally, CLOs in which we invest are often governed by a complex series of legal documents and contracts. As a result, the risk of dispute over interpretation or enforceability of the documentation may be higher relative to other types of investments. For example, some documents governing the loans underlying our CLO investments may allow for “priming transactions,” in connection with which majority lenders or debtors can amend loan documents to the detriment of other lenders, amend loan documents in order to move collateral, or amend documents in order to facilitate capital outflow to other parties/subsidiaries in a capital structure, any of which may adversely affect the rights and security priority of the CLOs in which we are invested.

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

As a BDC, we may not acquire equity and junior debt investments in CLO vehicles unless, at the time of such acquisition, at least 70% of our total assets are “qualifying assets.” CLO vehicles that we invest in are typically very highly levered, and therefore, the junior debt and equity tranches that we invest in are subject to a higher degree of risk of total loss. As of December 31, 2023, the CLO vehicles in which we were invested had average leverage of 8.3 times and ranged from approximately 2.3 times to 11.7 times levered. In particular, investors in CLO vehicles indirectly bear risks of the underlying debt investments held by such CLO vehicles. We will generally have the right to receive payments only from the CLO vehicles, and will generally not have direct rights against the underlying borrowers or the entity that sponsored the CLO vehicle. While the CLO vehicles we have and continue to target generally enable the investor to acquire interests in a pool of leveraged corporate loans without the expenses associated with directly holding the same investments, we will generally indirectly pay a proportionate share of the CLO vehicles’ administrative and other expenses. Although it is difficult to predict whether the prices of indices and securities underlying CLO vehicles will rise or fall, these prices (and, therefore, the prices of the CLO vehicles) will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally. The failure by a CLO vehicle in which we invest to satisfy certain financial covenants, including as a result of political and economic events not directly associated with the leveraged corporate loans held by the CLO, and specifically those with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event that a CLO vehicle failed those tests, holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting CLO vehicle or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.

The interests we intend to acquire in CLO vehicles will likely be thinly traded or have only a limited trading market. CLO vehicles are typically privately offered and sold, even in the secondary market. As a result, investments in CLO vehicles may be characterized as illiquid securities. In addition to the general risks associated with investing in debt securities, CLO vehicles carry additional risks, including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the fact that our investments in CLO tranches will likely be subordinate to other senior classes of note tranches thereof; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLO vehicle or unexpected investment results. Our net asset value may also decline over time if our principal recovery with respect to CLO equity investments is less than the price we paid for those investments.

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

•        loss of a major funding source; or

•        departures of key personnel.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against such company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business. Refer to “Risks relating to our business and structure — Our business and operation could be negatively affected if we become subject to any additional securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of our investment strategy and impact our stock price.”

Our shares of common stock have traded at a discount from net asset value and may do so in the future.

Shares of BDCs have frequently traded at a market price that is less than the net asset value that is attributable to those shares. Our common stock traded below our net asset value per share during some periods from 2010 through March 2024. Our common stock could trade at a discount to net asset value at any time in the future. The possibility that our shares of common stock may trade at a discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease.

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

Political, social and economic uncertainty creates and exacerbates risks.

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

The Israel-Hamas war and the conflict between Russia and Ukraine, and resulting market volatility, could also adversely affect the Company’s business, operating results, and financial condition. The extent and duration or escalation of such conflicts, resulting sanctions and resulting future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in Europe or the Middle East or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

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

Certain of our service providers may be impacted by hybrid work policies adopted by companies following the COVID-19 pandemic, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes).

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us, Oxford Square Management or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our or Oxford Square Management’s information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Oxford

Square Management’s employees may be the target of fraudulent calls, emails and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships. Our business operations rely upon secure information technology systems for data processing, storage, and reporting. We depend on the effectiveness of the information and cybersecurity policies, procedures, and capabilities maintained by our affiliates and our and their respective third-party service providers to protect their computer and telecommunications systems and the data that reside on or are transmitted through them.

Substantial costs may be incurred in order to prevent any cyber incidents in the future. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Oxford Square Management and third-party service providers, and the information systems of our portfolio companies. Oxford Square Management has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, cybersecurity continues to be a key priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals or the general investing public of data security breaches involving certain types of personal data, including the SEC, which, on July 26, 2023, adopted amendments requiring the prompt public disclosure of certain cybersecurity breaches. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

The Company has processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company’s business is dependent on the communications and information systems of Oxford Funds and other third-party service providers. Oxford Funds manages the day-to-day operations of the Company and has implemented a cybersecurity program that applies to the Company and its operations.

Cybersecurity Program Overview

Oxford Funds has instituted a cybersecurity program designed to identify, assess, and manage cyber risks applicable to the Company and assists with the oversight of other third party service providers and their cybersecurity programs. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. Oxford Funds actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.

The Company relies on Oxford Funds to engage external experts, including cybersecurity assessors and consultants to evaluate cybersecurity measures and risk management processes, including those applicable to the Company.

The Company relies on Oxford Funds’ risk management program and processes, which include cyber risk assessments.

The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on its Officers and the expertise of risk management and information technology personnel of Oxford Funds when identifying and overseeing risks from cybersecurity threats, including risks from third parties.

Board Oversight of Cybersecurity Risks

The Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from its Chief Compliance Officer (“CCO”), which incorporates updates provided by the Head of Information Technology of Oxford Funds, regarding the overall state of Oxford Funds’ cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.

Management’s Role in Cybersecurity Risk Management

The Company’s management, including the Company’s CCO and the Head of Information Technology of Oxford Funds, manages the Company’s cybersecurity program. The President and CCO of the Company oversee the Company’s oversight function generally and rely on Oxford Funds’ Head of Information Technology to manage the assessment and management of material risks from cybersecurity threats. The Head of Information Technology has more than 8 years of experience in actively managing cybersecurity and information security programs for financial services companies with complex information systems. The CCO has been responsible for his oversight function as CCO to the Company for 8 years and has worked in the financial services industry for more than 35 years, during which time the CCO has gained expertise in assessing and managing risk applicable to the Company.

Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of Oxford Funds.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

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
		Price Range		Premium or (Discount) of High Sales Price to NAV(2)	Premium or (Discount) of Low Sales Price to NAV(2)	Distributions Per Share(3)
	NAV(1)	High	Low
Fiscal 2024
First Quarter (through March 14, 2024)	*	$3.22	$2.85	*	*	*
Fiscal 2023
Fourth Quarter	$2.55	$3.12	$2.82	22.4%	10.6%	$0.105
Third Quarter	$2.78	$3.29	$2.68	18.3%	(3.6)%	$0.225
Second Quarter	$2.88	$3.20	$2.60	11.1%	(9.7)%	$0.105
First Quarter	$2.80	$3.70	$3.00	32.1%	7.1%	$0.105
Fiscal 2022
Fourth Quarter	$2.78	$3.25	$2.82	16.9%	1.4%	$0.105
Third Quarter	$3.34	$4.05	$2.94	21.3%	(12.0)%	$0.105
Second Quarter	$3.67	$4.29	$3.45	16.9%	(6.0)%	$0.105
First Quarter	$4.65	$4.42	$3.68	(4.9)%	(20.9)%	$0.105

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

On March 14, 2024, the last reported sales price of our common stock was $3.09 per share. As of March 14, 2024, we had 125 stockholders of record.

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. Our shares of common stock have traded both at a premium and a discount to the net assets attributable to those shares. As of March 14, 2024, our shares of common stock traded at a premium equal to approximately 21.2% of the net asset value per share as of December 31, 2023. It is not possible to predict whether the shares offered hereby will trade at, above, or below net asset value.

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

Recent Sales of Unregistered Securities

We did not engage in unregistered sales of equity securities during the year ended December 31, 2023, however, we issued a total of 309,016 shares of common stock under our distribution reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value for the shares of common stock issued under the distribution reinvestment plan was approximately $0.9 million.

Issuer Purchases of Equity Securities

During the year ended December 31, 2023, no common stock was repurchased.

Performance Graph

The graph below compares the cumulative stockholder return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Financial 100, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period from December 31, 2018 through December 31, 2023. The graph assumes that, on December 31, 2018, a person invested $100 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Financial 100, which includes the 100 largest domestic and international financial organizations listed on the NASDAQ Stock Market based on market capitalization. The NASDAQ Financial 100 contains banks and savings institutions and related holding companies, insurance companies, broker-dealers, investment companies and financial services organizations.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
12/18
12/19
12/20
12/21
12/22
12/23
Oxford Square Capital Corp.
NASDAQ Composite
NASDAQ Financial 100

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.
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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—	%(1)
Offering expenses borne by our common stockholders (as a percentage of offering price)	—	%(2)
Distribution reinvestment plan expenses	—	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%
Annual expenses (as a percentage of net assets attributable to our common stock):
Base management fee	2.44	%(4)
Incentive fees payable under our investment advisory agreement	—	%(5)
Interest payments on borrowed funds	3.90	%(6)
Other expenses	2.73	%(3)(7)
Total annual expenses	9.07	%(8)

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

(4)      Assumes gross assets (which equals the total assets on our Statements of Assets and Liabilities adjusted as described in this footnote) of $327.7 million and $125.3 million of leverage (including $44.8 million in aggregate principal of our 6.25% Unsecured Notes and $80.5 million in aggregate principal of our 5.50% Unsecured Notes in each case, as of December 31, 2023), and assumes net assets of $201.3 million (which has been adjusted to reflect the net issuance of an additional $50.0 million of common stock). The above calculation presents our base management fee as a percentage of our net assets. Our base management fee under the Investment Advisory Agreement, however, is based on our gross assets, which is defined as all the assets of Oxford Square Capital Corp., including those acquired using borrowings for investment purposes. As a result, to the extent we use additional leverage, it would have the effect of increasing our base management fee as a percentage of our net assets. See Item 1. Business — Investment Advisory Agreement in this Annual Report on Form 10-K.

(5)      Assumes no annual incentive fees earned by Oxford Square Management. While Oxford Square Management did earn incentive fees during the year ended December 31, 2023, due to the Total Return Requirement described under Item 1. Business — Investment Advisory Agreement — Advisory Fee in this Annual Report on Form 10-K, there is no expectation for Oxford Square Management to earn incentive fees for the year ending December 31, 2024. In subsequent periods, incentive fees may be earned by Oxford Square Management if, and to the extent that, we earn greater investment income through our investments in portfolio companies and realize additional gains upon the sale of investments in such companies. For a detailed discussion of the calculation of the incentive fees, see Item 1 — Business — Investment Advisory Agreement — Advisory Fee in this Annual Report on Form 10-K.

(6)      Assumes that we have $125.3 million of outstanding principal borrowings as of December 31, 2023. The calculation also assumes an effective interest rate of 6.77% (including amortization of deferred issuance costs) on the approximately $44.8 million of 6.25% Unsecured Notes outstanding as of December 31, 2023, and an effective interest rate of 5.98% (including amortization of deferred issuance costs) on the approximately $80.5 million of 5.50% Unsecured Notes outstanding as of December 31, 2023. This table includes all of the commitment fees, interest expense and amortized financing costs of the 6.25% Unsecured Notes and 5.50% Unsecured Notes, as well as the fees and expenses of issuing and servicing any other borrowings or leverage that the Company expects to incur during the 12 months following the filing of this Annual Report on Form 10-K. We may issue preferred stock, which may be considered a form of leverage, pursuant to the registration statement of which the prospectus forms a part, although we have no current plans to do so during the 12 months following the Annual Report on Form 10-K.

(7)      “Other expenses” are based on the actual expenses for the year ended December 31, 2023, and adjusted for any new and non-recurring expenses, such as an assumed issuance of an additional $50.0 million of common stock. These expenses include certain expenses allocated to the Company under the Investment Advisory Agreement, such as travel expenses incurred in connection with the investigation and monitoring of our investments. In the event of a debt restructuring or extinguishment, we may incur a loss comprised of deferred financing costs and note discount which may cause actual expenses to exceed those amounts projected in the table.

(8)      “Total annual expenses” is presented as a percentage of net assets attributable to common stockholders, because the holders of shares of our common stock (and not the holders of our debt securities or preferred stock, if any) bear all of our fees and expenses. The indirect expenses associated with the Company’s CLO equity investments are not included in the fee table presentation, but if such expenses were included in the fee table presentation then OXSQ’s total annual expenses would have been 19.71%.

Example

The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed that our annual operating expenses would remain at the levels set forth in the table above.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return(1)	$89	$256	$410	$742
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return entirely from realized gains(2)	$98	$280	$444	$785

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

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of December 31, 2023, our debt investments had stated interest rates of between 9.22% and 16.00% and maturity dates of between 0 and 74 months. In addition, our total portfolio had a weighted average annualized yield on debt investments of approximately 13.30%.

The weighted average annualized yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average annualized yield was computed using the effective interest rates as of December 31, 2023, including accretion of OID and excluding any debt investments on non-accrual status. There can be no assurance that the weighted average annualized yield will remain at its current level.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $266.9 million and $314.7 million as of December 31, 2023 and December 31, 2022, respectively. The decrease in the value of investments during the year ended December 31, 2023 was due primarily to repayments of principal of approximately $15.8 million and sales of securities totaling approximately $19.6 million, partially offset by a net change in unrealized appreciation on our investment portfolio of approximately $7.1 million (which incorporates reductions to CLO equity cost value of $15.3 million) and purchases of investments of approximately $11.7 million. Refer to the table below, which reconciles the investment portfolio for the year ended December 31, 2023 and the year ended December 31, 2022.

A reconciliation of the investment portfolio for the years ended December 31, 2023 and 2022 follows:

($ in millions)	December 31, 2023	December 31, 2022
Beginning investment portfolio	$314.7	$420.8
Portfolio investments acquired	11.7	84.2
Debt repayments	(15.8)	(50.0)
Sales of securities	(19.6)	(14.6)
Reductions to CLO equity cost value(1)	(15.3)	(20.4)
Accretion of discounts on investments	1.1	0.9
Net change in unrealized appreciation/(depreciation) on investments	7.1	(105.9)
Net realized losses on investments	(17.1)	(0.3)
Ending investment portfolio(2)	$266.9	$314.7

____________

(1)      For the year ended December 31, 2023, the reductions to CLO equity cost value of approximately $15.3 million represented the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes of approximately $32.0 million, plus the amortization of cost on our CLO fee notes of approximately $123,000, less the effective yield interest income recognized on our CLO equity subordinated and income notes of approximately $16.8 million. For the year ended December 31, 2022, the reductions to CLO equity cost value of approximately $20.4 million represented the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes of approximately $37.3 million, plus the amortization of cost on our CLO fee notes of approximately $128,000, less the effective yield interest income recognized on our CLO equity subordinated and income notes of approximately $17.1 million.

(2)      Totals may not sum due to rounding.

During the year ended December 31, 2023, we purchased approximately $11.7 million in portfolio investments, including additional investments of approximately $3.5 million in existing portfolio companies and approximately $8.2 million in new portfolio companies. During the year ended December 31, 2022, we purchased approximately $84.2 million in portfolio investments, including additional investments of approximately $58.9 million in existing portfolio companies and approximately $25.3 million in new portfolio companies.

In certain instances, we receive payments based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments of some of our investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

For the years ended December 31, 2023 and December 31, 2022, we had loan principal repayments of approximately $15.8 million and approximately $50.0 million, respectively. The repayments during the year ended December 31, 2023 were as follows ($ in millions):

Portfolio Company	2023 Repayments
OMNIA Partners, Inc.	$13.8
Affinion Insurance Solutions, Inc. (f/k/a AIS Intermediate, LLC)	0.7
Net all others	1.3
Total repayments	$15.8

Portfolio activity also reflects sales of securities in the amounts of approximately $19.6 million and approximately $14.6 million for the years ended December 31, 2023 and 2022, respectively. The sales during the year ended December 31, 2023 were as follows ($ in millions):

Portfolio Company	2023 Sales
Spectrum Holdings III Corp. (f/k/a KPEX Holdings, Inc.)	$12.7
PPM CLO 4, Ltd.	3.7
Nassau 2019-I Ltd.	1.8
Babson CLO Ltd. 2015-I	1.2
Net all others	0.2
Total sales	$19.6

As of December 31, 2023, we had investments in debt securities of, or loans to, 19 portfolio companies, with a fair value of approximately $179.5 million, and CLO equity investments of approximately $82.2 million. As of December 31, 2022, we had investments in debt securities of, or loans to, 20 portfolio companies, with a fair value of approximately $211.4 million, and CLO equity investments of approximately $98.9 million.

The following table indicates the quarterly portfolio investment activity for the years ended December 31, 2023 and 2022:

($ in millions)	Purchases of Investments	Repayments of Principal	Sales of Investments	Reductions to CLO Equity Cost(1)
Quarter ended
December 31, 2023	$3.5	$0.8	$3.7	$2.8
September 30, 2023	—	14.2	1.9	5.1
June 30, 2023	—	0.4	13.9	4.4
March 31, 2023	8.2	0.3	—	3.0
Total(2)	$11.7	$15.8	$19.6	$15.3

December 31, 2022	$6.1	$0.2	$—	$2.3
September 30, 2022	3.9	11.0	1.8	3.9
June 30, 2022	26.9	0.2	9.5	6.4
March 31, 2022	47.4	38.6	3.4	7.8
Total(2)	$84.2	$50.0	$14.6	$20.4

____________

(1)      Represents reductions to CLO equity cost value (representing distributions received, or entitled to be received, in excess of effective yield interest income and amortized cost adjusted CLO fee note income).

(2)      Totals may not sum due to rounding.

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$179.5	67.2%	$211.4	67.2%
CLO Equity	82.2	30.8%	98.9	31.4%
Equity and Other Investments	5.3	2.0%	4.3	1.4%
Total(1)	$266.9	100.0%	$314.7	100.0%

____________

(1)      Totals may not sum due to rounding.

Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2023 and 2022, we held qualifying assets that represented 70.6% and 70.1%, respectively, of the total assets. No additional non-qualifying assets were acquired during the periods, if any, when qualifying assets were less than 70% of the total assets.

The following table shows our portfolio of investments by industry at fair value, in millions, as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	($ in millions)		($ in millions)
Structured finance(1)	$82.2	30.8%	$98.9	31.4%
Software	66.0	24.7%	69.0	21.9%
Business services	43.0	16.1%	53.4	17.0%
Healthcare	28.4	10.7%	33.6	10.7%
Telecommunication services	20.9	7.8%	22.2	7.0%
Diversified insurance	13.9	5.2%	14.7	4.7%
Utilities	7.2	2.7%	6.8	2.2%
IT consulting	5.3	2.0%	4.3	1.4%
Plastics manufacturing	—	—%	11.7	3.7%
Total(2)	$266.9	100.0%	$314.7	100.0%

____________

(1)      Reflects our equity investments in CLOs as of December 31, 2023 and December 31, 2022, respectively.

(2)      Totals may not sum due to rounding.

The following tables present the top ten industries (based upon Moody’s industry classifications) of the aggregate holdings of the CLOs included in our portfolio, based on par value, as of December 31, 2023 and December 31, 2022.

Top Ten Industries	December 31, 2023
High tech industries	11.3%
Healthcare & pharmaceuticals	10.1%
Banking, finance, insurance & real estate	9.9%
Business services	9.4%
Media: broadcasting & subscription	5.6%
Telecommunications	4.9%
Hotels, gaming & leisure	4.4%
Chemicals, plastics & rubber	3.9%
Beverage, food & tobacco	3.7%
Construction & building	3.5%
Total	66.7%
Top Ten Industries	December 31, 2022
High tech industries	10.1%
Healthcare & pharmaceuticals	9.8%
Banking, finance, insurance & real estate	9.6%
Business services	8.8%
Media: broadcasting & subscription	5.0%
Telecommunications	4.8%
Hotels, gaming & leisure	4.7%
Chemicals, plastics & rubber	4.5%
Beverage, food & tobacco	3.7%
Construction & building	3.6%
Total	64.6%

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. Equity securities are not graded. As of December 31, 2023 and 2022 our portfolio had a weighted average grade of 2.3 and 2.2, respectively, based upon the fair value of the debt investments in the portfolio.

At December 31, 2023 and 2022, our debt investment portfolio was graded as follows:

($ in millions)		December 31, 2023
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	175.5	60.4%	134.5	74.9%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	72.3	24.8%	43.3	24.1%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status	42.9	14.8%	1.7	1.0%
	Total	$290.7	100.0%	$179.5	100.0%
($ in millions)		December 31, 2022
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	230.1	74.9%	180.0	85.1%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	48.9	15.9%	31.3	14.8%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	28.2	9.2%	0.2	0.1%
	Total(1)	$307.2	100.0%	$211.4	100.0%

____________

(1)      Totals may not sum due to rounding.

We expect that a portion of our investments will be in the Grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in Grade 3, 4 or 5 may fluctuate from year to year.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the years ended December 31, 2023 and 2022. For information regarding results of operations for the year ended December 31, 2021, refer to Part II Item 7 in our Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 23, 2023, which is incorporated by reference herein.

Investment Income

The following table sets forth the components of investment income for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Interest Income
Stated interest income	$32,434,732	$23,954,078
Original issue discount and market discount income	1,094,874	880,671
Discount income derived from unscheduled remittances at par	62,560	399,566
Total interest income	33,592,166	25,234,315
Income from securitization vehicles and investments	16,796,699	17,093,203
Other income
Fee letters	649,260	544,267
Money market fund income and all other fees	786,056	246,327
Total other income	1,435,316	790,594
Total investment income	$51,824,181	$43,118,112

The increase in total investment income of approximately $8.7 million for the year ended December 31, 2023 over the year ended December 31, 2022 was largely due to an increase of stated interest income from our debt investments (approximately $8.5 million) resulting from higher weighted average yields in 2023 compared to 2022. That increase was partially offset by decreased income from our securitization vehicles and investments due to decreased total average cost basis of CLOs held compared to the prior year and decreased discount income derived from unscheduled remittances at par.

The total principal outstanding on income producing debt investments as of December 31, 2023 and December 31, 2022 was approximately $247.7 million and $279.0 million, respectively. As of December 31, 2023, our debt investments had stated interest rates of between 9.22% and 16.00% and maturity dates of between 0 and 74 months. As of December 31, 2022, our debt investments had stated interest rates of between 7.63% and 14.24% and maturity dates of between 1 and 86 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 13.30% as of December 31, 2023, compared to a weighted average yield on debt investments of 11.85% as of December 31, 2022.

Operating Expenses

The following table sets forth the components of operating expenses for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Interest expense	$10,825,877	$12,354,392
Base Fee	4,613,664	5,903,986
Net Investment Income Incentive Fees	3,705,387	—
Professional fees	1,426,098	1,393,116
Excise Tax	1,423,686	252,172
Compensation expense	825,226	915,583
General and administrative	638,350	583,740
Director’s fees	429,500	417,500
Insurance	329,892	378,804
Transfer agent and custodian fees	246,562	231,241
Total operating expenses	$24,464,242	$22,430,534

Total operating expenses for the year ended December 31, 2023 increased by approximately $2.0 million compared to the year ended December 31, 2022. The increase in 2023 is attributable primarily to higher Net Investment Income Incentive Fees and excise tax, partially offset by lower interest expense and Base Fee.

Interest expense decreased by approximately $1.5 million in 2023 compared to 2022. The decrease in 2023 was due to the full paydown of the 6.50% Unsecured Notes. The aggregate accrued interest which remained payable as of December 31, 2023 and 2022 was approximately $1.2 million.

The Base Fee decreased by approximately $1.3 million in 2023 compared to 2022 due to lower average adjusted gross assets in 2023. The Base Fee which remained payable to Oxford Square Management as of December 31, 2023 and 2022 was approximately $1.0 million and $1.3 million, respectively.

Compensation expense was approximately $825,000 for the year ended December 31, 2023, compared to approximately $916,000 for the year ended December 31, 2022, reflecting the allocation of compensation expenses for the services of our Chief Financial Officer, accounting personnel, and other administrative support staff. As of December 31, 2023, there was no compensation expense payable. As of December 31, 2022, approximately $31,000 in compensation expenses remained payable.

General and administrative expenses, which consist primarily of listing fees, office supplies, facilities costs and other miscellaneous expenses, increased by approximately $55,000 for the year ended December 31, 2023 compared to the year ended December 31, 2022. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Net Investment Income Incentive Fees increased by approximately $3.7 million for the year ended December 2023 compared to the year ended December 31, 2022. There was no Net Investment Income Incentive Fee for the year ended December 31, 2022, primarily as a result of the Net Investment Income Incentive Fee being reduced as the result of the Total Return Requirement. The Net Investment Income Incentive Fee is calculated and payable quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter exceeds (y) the “Preferred Return Amount” for the calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the Base Fee, expenses payable under the Administration Agreement with Oxford Funds, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Refer to “Note 7. Related Party Transactions” in the notes to our financial statements.

The expense attributable to the capital gains incentive fee, as reported under GAAP, is calculated as if the Company’s entire portfolio had been liquidated at period end, and therefore is calculated on the basis of net realized and unrealized gains and losses at the end of each period. That expense (or the reversal of such an expense) related to that hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the years ended December 31, 2023 and 2022, no accrual was required as a result of the impact of accumulated net unrealized depreciation and net realized losses on our portfolio.

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

Realized and Unrealized Gains/Losses on Investments

For the year ended December 31, 2023, we recognized net realized losses on investments of approximately $17.1 million, which primarily represents sales of multiple CLO equity investments.

For the year ended December 31, 2023, our net change in unrealized appreciation was approximately $7.1 million, composed of approximately $16.6 million in gross unrealized appreciation, approximately $28.7 million in gross unrealized depreciation and approximately $19.2 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $15.3 million resulting from reductions to the cost value of our CLO equity investments representing the difference between distributions received, or entitled to be received, on our investments held in CLO equity subordinated notes and fee notes, of approximately $32.0 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $16.7 million.

The components of the net change in unrealized appreciation/(depreciation) during the year ended December 31, 2023 were as follows ($ in millions):

Portfolio Company	Changes in Unrealized Appreciation/ (Depreciation)
Nassau 2019-I Ltd.	$9.4
Telos CLO 2013-4, Ltd.	4.9
THL Credit Wind River 2012-1 CLO, Ltd.	2.9
Carlyle Global Market Strategies CLO 2021-6, Ltd.	2.7
Global Tel Link Corp.	2.2
Alvaria, Inc. (f/k/a Aspect Software, Inc.)	(3.2)
Dodge Data & Analytics, LLC	(3.3)
ConvergeOne Holdings, Inc.	(3.5)
Careismatic Brands, Inc. (f/k/a New Trojan Parent, Inc.)	(6.2)
Magenta Buyer, LLC (f/k/a McAfee Enterprise)	(6.3)
Net all other	7.5
Total	$7.1

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

The components of the net change in unrealized appreciation/depreciation during the year ended December 31, 2022 were as follows ($ in millions):

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

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the year ended December 31, 2023 was approximately $27.4 million, compared to $20.7 million for the year ended December 31, 2022. The change was primary the result of higher investment income, partially offset by an increase in operating expenses, as discussed above. For the year ended December 31, 2023, the net increase in net assets resulting from net investment income per common share was $0.51 (basic and diluted), compared to $0.42 (basic and diluted) for the year ended December 31, 2022, based on the weighted average common shares outstanding for the respective periods.

Net Increase/Decrease in Net Assets Resulting from Operations

Net increase in net assets resulting from operations for the year ended December 31, 2023 was approximately $17.2 million, compared to a net decrease of $85.6 million for year ended December 31, 2022. The change year over year was largely due to approximately $7.1 million of net change in unrealized appreciation recognized in the year ended December 31, 2023, compared to approximately $105.9 million of net change in unrealized depreciation recognized in the year ended December 31, 2022, as discussed above. For the year ended December 31, 2023, the net increase in net assets resulting from operations per common share was $0.32 (basic and diluted), compared to a net decrease in net assets per common share of $1.72 (basic and diluted) for the year ended December 31, 2022, based on the weighted average common shares outstanding for the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2023, cash and cash equivalents decreased from approximately $9.0 million at the beginning of the period to approximately $5.7 million at the end of the period. Net cash provided by operating activities for the year ended December 31, 2023, consisting primarily of the items described in “— Results of Operations,” was approximately $65.7 million, largely reflecting repayments of principal of approximately $15.8 million, proceeds from the sale of investments of approximately $19.6 million and reductions to CLO equity cost value of approximately $15.3 million, partially offset by purchases of new investments of approximately $11.7 million. During the year ended December 31, 2023, net cash used in by financing activities was approximately $69.0 million, reflecting the payment of distributions of approximately $28.6 million and full principal repayment of the 6.50% Unsecured Notes of approximately $64.4 million, partially offset by proceeds from issuance of common stock from our ATM program and rights offering (net of underwriting fees and offering costs) of approximately $24.0 million.

Contractual Obligations

We have certain obligations with respect to the investment advisory and administration services we receive. Refer to “— Overview”. We incurred approximately $4.6 million for the Base Fee, approximately $3.7 million for Net Investment Income Incentive Fees and approximately $1.8 million for administrative services for the year ended December 31, 2023. Refer to “Note 7. Related Party Transactions” in the notes to our financial statements.

A summary of our significant contractual payment obligations is as follows as of December 31, 2023. Refer to “Note 5. Borrowings” in the notes to our financial statements.

Contractual obligations (in millions)	Principal Amount	Payments Due by Period
		Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
6.25% Unsecured Notes	$44.8	$—	$44.8	$—	$—
5.50% Unsecured Notes	80.5	—	—	80.5	—
	$125.3	$—	$44.8	$80.5	$—

Share Issuance and Repurchase Programs

On August 22, 2023, we entered into Amendment No. 1 to that certain Equity Distribution Agreement dated August 1, 2019 with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $150.0 million of our common stock through an At-the-Market (“ATM”) offering. We sold a total of 2,695,388 shares of common stock pursuant to the ATM offering during the year ended December 31, 2023. The total amount of capital raised net of underwriting fees and offering costs was approximately $8.1 million during the year ended December 31, 2023.

Rights Offering

On June 22, 2023, we completed a transferable rights offering, issuing approximately 6.5 million shares at a subscription price of $2.66 per share. Total proceeds, net of underwriting and offering costs, were approximately $16.0 million. Approximately 1.7 million shares were purchased in the rights offering by affiliates of Oxford Square Management.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% immediately after such borrowing. As of December 31, 2023, our asset coverage for borrowed amounts was approximately 219%. As of December 31, 2022, our asset coverage for borrowed amounts was approximately 171%.

The following are our outstanding principal amounts, carrying values and fair values of our borrowings as of December 31, 2023 and December 31, 2022. The fair value of the 6.50% Unsecured Notes, 6.25% Unsecured Notes and 5.50% Unsecured Notes are based upon the closing price on the last day of the period. The 6.50% Unsecured Notes, 6.25% Unsecured Notes and 5.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQL”,“OXSQZ” and “OXSQG”, respectively).

	As of
($ in millions)	December 31, 2023			December 31, 2022
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
6.50% Unsecured Notes	$—	$—	$—	$64.4	$64.0	$63.4
6.25% Unsecured Notes	44.8	44.2	42.9	44.8	44.0	42.6
5.50% Unsecured Notes	80.5	78.7	72.5	80.5	78.3	70.0
Total(1)	$125.3	$123.0	$115.4	$189.7	$186.3	$176.0

____________

(1)      Totals may not sum due to rounding.

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of December 31, 2023 were 5.77% and 3.8 years, respectively, and as of December 31, 2022 were 6.02% and 3.6 years, respectively. The aggregate accrued interest which remained payable as of December 31, 2023 and 2022, was approximately $1.2 million.

The tables below summarize the components of interest expense for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Loss on Extinguishment	Total
6.50% Unsecured Notes	$2,765.0	$215.3	$190.4	$3,170.6
6.25% Unsecured Notes	2,799.4	233.2	—	3,032.6
5.50% Unsecured Notes	4,427.5	385.5	—	4,813.0
Total	$9,991.9	$834.0	$190.4	$11,016.2
	Year Ended December 31, 2022
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
6.50% Unsecured Notes	$4,184.1	$324.7	$4,508.8
6.25% Unsecured Notes	2,799.4	233.2	3,032.6
5.50% Unsecured Notes	4,427.5	385.5	4,813.0
Total	$11,411.0	$943.4	$12,354.4

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

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is taxable ordinary income or capital gains. The final determination of the nature of our distributions can only be made upon the filing of our tax return. We have until October 15, 2024 to file our U.S. federal income tax return for the year ended December 31, 2023.

The following table reflects the cash distributions, including distributions reinvested, if any, per share that we have paid on our common stock since the beginning of the 2021 fiscal year through 2023:

Date Declared	Record Date	Payment Date	Total Distributions		GAAP Net Investment Income			Distributions in Excess of/ (Less than) GAAP Net Investment Income(1)
Fiscal 2023
August 3, 2023	December 15, 2023	December 29, 2023	$0.035		$	N/A		$—
August 3, 2023	November 16, 2023	November 30, 2023	0.035			N/A		—
August 3, 2023	October 17, 2023	October 31, 2023	0.035			N/A		—
Total (Fourth Quarter 2023)			0.105			0.13		(0.03)

August 3, 2023(5)	September 15, 2023	September 29, 2023	$0.120		$	N/A		$—
April 25, 2023	September 15, 2023	September 29, 2023	0.035			N/A		—
April 25, 2023	August 17, 2023	August 31, 2023	0.035			N/A		—
April 25, 2023	July 17, 2023	July 31, 2023	0.035			N/A		—
Total (Third Quarter 2023)			0.225			0.11		0.12

March 16, 2023	June 16, 2023	June 30, 2023	$0.035		$	N/A		$—
March 16, 2023	May 17, 2023	May 31, 2023	0.035			N/A		—
March 16, 2023	April 14, 2023	April 28, 2023	0.035			N/A		—
Total (Second Quarter 2023)			0.105			0.13		(0.03)

October 20, 2022	March 17, 2023	March 31, 2023	$0.035		$	N/A		$—
October 20, 2022	February 14, 2023	February 28, 2023	0.035			N/A		—
October 20, 2022	January 17, 2023	January 31, 2023	0.035			N/A		—
Total (First Quarter 2023)			0.105			0.13		(0.03)
Total (2023)			$0.540	(1)		$0.51	(4)	$0.03 (4)

Fiscal 2022
July 21, 2022	December 16, 2022	December 30, 2022	$0.035		$	N/A		$—
July 21, 2022	November 16, 2022	November 30, 2022	0.035			N/A		—
July 21, 2022	October 17, 2022	October 31, 2022	0.035			N/A		—
Total (Fourth Quarter 2022)			0.105			0.13		(0.03)

April 21, 2022	September 16, 2022	September 30, 2022	$0.035		$	N/A		$—
April 21, 2022	August 17, 2022	August 31, 2022	0.035			N/A		—
April 21, 2022	July 15, 2022	July 29, 2022	0.035			N/A		—
Total (Third Quarter 2022)			0.105			0.11		(0.01)

March 1, 2022	June 16, 2022	June 30, 2022	$0.035		$	N/A		$—
March 1, 2022	May 17, 2022	May 31, 2022	0.035			N/A		—
March 1, 2022	April 15, 2022	April 29, 2022	0.035			N/A		—
Total (Second Quarter 2022)			0.105			0.09		0.02

October 22, 2021	March 17, 2022	March 31, 2022	$0.035		$	N/A		$—
October 22, 2021	February 14, 2022	February 28, 2022	0.035			N/A		—
October 22, 2021	January 17, 2022	January 31, 2022	0.035			N/A		—
Total (First Quarter 2022)			0.105			0.09		0.02
Total (2022)			$0.420	(2)		$0.42		$—

Fiscal 2021
July 22, 2021	December 17, 2021	December 31, 2021	$0.035		$	N/A		$—
July 22, 2021	November 16, 2021	November 30, 2021	0.035			N/A		—
July 22, 2021	October 15, 2021	October 29, 2021	0.035			N/A		—
Total (Fourth Quarter 2021)			0.105			0.09		0.02

April 22, 2021	September 16, 2021	September 30, 2021	$0.035		$	N/A		$—
April 22, 2021	August 17, 2021	August 31, 2021	0.035			N/A		—
April 22, 2021	July 16, 2021	July 30, 2021	0.035			N/A		—
Total (Third Quarter 2021)			0.105			0.08		0.02

February 23, 2021	June 16, 2021	June 30, 2021	$0.035		$	N/A		$—
February 23, 2021	May 14, 2021	May 28, 2021	0.035			N/A		—
February 23, 2021	April 16, 2021	April 30, 2021	0.035			N/A		—
Total (Second Quarter 2021)			0.105			0.06		0.05

October 22, 2020	March 17, 2021	March 31, 2021	$0.035		$	N/A		$—
October 22, 2020	February 12, 2021	February 26, 2021	0.035			N/A		—
October 22, 2020	January 15, 2021	January 29, 2021	0.035			N/A		—
Total (First Quarter 2021)			0.105			0.10		—
Total (2021)			$0.420	(3)		$0.32	(4)	$0.10 (4)

____________

(1)      The tax characterization of cash distributions for the year ended December 31, 2023 will not be known until the tax return for such year is finalized. For the year ended December 31, 2023, the amounts and sources of distributions reported are only estimates and are not being provided for U.S. tax reporting purposes. The final determination of the source of all distributions in 2023 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

(2)      Cash distributions for the year ended December 31, 2022 represented 100% net investment income and therefore there was no tax return of capital.

(3)      Cash distributions for the year ended December 31, 2021 represented 100% net investment income and therefore there was no tax return of capital.

(4)      Totals may not sum due to rounding.

(5)      Special distribution.

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

•        Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, at Oxford Gate Management, the investment adviser to the Oxford Gate Funds and Oxford Bridge II, LLC. Oxford Funds is the managing member of Oxford Gate Management. In addition, Bruce L. Rubin serves as the Chief Financial Officer and Secretary, and Gerald Cummins serves as the Chief Compliance Officer, respectively, of Oxford Gate Management.

•        Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that invests primarily in equity and junior debt tranches of CLO vehicles, and its investment adviser, Oxford Lane Management. Oxford Funds provides Oxford Lane Capital Corp. with office facilities and administrative services pursuant to an administration agreement and also serves as the managing member of Oxford Lane Management. In addition, Bruce L. Rubin serves as the Chief Financial Officer, Treasurer and Corporate Secretary of Oxford Lane Capital Corp. and Chief Financial Officer and Treasurer of Oxford Lane Management, and Mr. Cummins serves as the Chief Compliance Officer of Oxford Lane Capital Corp. and Oxford Lane Management.

•        Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Park Income Fund, Inc., a non-diversified closed-end management investment company that invests primarily in equity and junior debt tranches of CLO vehicles, and its investment adviser, Oxford Park Management. Oxford Funds provides Oxford Park Income Fund, Inc. with office facilities and administrative services pursuant to an administration agreement and also serves as the managing member of Oxford Park Management. In addition, Bruce L. Rubin serves as the Chief Financial Officer, Treasurer and Corporate Secretary of Oxford Park Income Fund, Inc. and Chief Financial Officer and Treasurer of Oxford Park Management, and Mr. Cummins serves as the Chief Compliance Officer of Oxford Park Income Fund, Inc. and Oxford Park Management.

As a result, certain conflicts of interest may arise with respect to the management of our portfolio by Messrs. Cohen and Rosenthal on the one hand, and the obligations of Messrs. Cohen and Rosenthal to manage Oxford Lane Capital Corp., Oxford Park Income Fund, Inc., Oxford Bridge II, LLC and the Oxford Gate Funds, respectively, on the other hand.

Oxford Square Management, Oxford Lane Management, Oxford Park Management and Oxford Gate Management are subject to a written policy with respect to the allocation of investment opportunities among the Company, Oxford Lane Capital Corp., Oxford Park Income Fund, Inc., Oxford Bridge II, LLC and the Oxford

Gate Funds. Where investments are suitable for more than one entity, the allocation policy generally provides that, depending on size and subject to current and anticipated cash availability, the absolute size of the investment as well as its relative size compared to the total assets of each entity, current and anticipated weighted average costs of capital, among other factors, an investment amount will be determined by the adviser to each entity. If the investment opportunity is sufficient for each entity to receive its investment amount, then each entity receives the investment amount; otherwise, the investment amount is reduced pro rata. On June 14, 2017, the Securities and Exchange Commission issued the Order permitting the Company and certain of its affiliates to complete negotiated co-investment transactions in portfolio companies, subject to certain conditions. Subject to satisfaction of certain conditions to the Order, the Company and certain of its affiliates are now permitted, together with any future BDCs, registered closed-end funds and certain private funds, each of whose investment adviser is the Company’s investment adviser or an investment adviser controlling, controlled by, or under common control with the Company’s investment adviser, to co-invest in negotiated investment opportunities where doing so would otherwise be prohibited under the 1940 Act, providing the Company’s stockholders with access to a broader array of investment opportunities. Pursuant to the Order, we are permitted to co-invest in such investment opportunities with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) revenues and expenses during the periods reported. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. Actual results could materially differ from those estimates. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in “Item 1A. Risk Factors.” See Note 2 to our financial statements for the year ended December 31, 2023 for more information on our critical accounting policies.

Investment Valuation

We fair value our investment portfolio in accordance with the provisions of ASC 820, Fair Value Measurement and Disclosure (“ASC 820”) and Rule 2a-5 under the 1940 Act. Estimates made in the preparation of our financial statements include the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. We believe that there is no single definitive method for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

ASC 820-10 clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•        Level 1, defined as observable inputs such as quoted prices in active markets;

•        Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and

•        Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

We consider the attributes of current market conditions on an on-going basis and have determined that due to the general illiquidity of the market for our investment portfolio, whereby little or no market data exists, substantially all of our fair valued investments are measured based upon Level 3 inputs as of December 31, 2023 and December 31, 2022.

Our Board of Directors determines the value of our investment portfolio each quarter. In connection with that determination, members of Oxford Square Management’s portfolio management team prepare a quarterly analysis of each portfolio investment using the most recent portfolio company financial statements, forecasts and other relevant financial and operational information. We may also engage a third-party valuation firm to provide assistance in valuing certain of our syndicated loans and bilateral investments, including related equity investments, although our Board of Directors ultimately determines the appropriate valuation of each such investment. Changes in fair value, as described above, are recorded in the statements of operations as net change in unrealized appreciation/depreciation.

Our corporate loan portfolio investments are valued using several valuation processes. The quantitative inputs and data points that determine which method to utilize to value any given investment include, but are not limited to:

•        Bid/offer prices;

•        Depth, which is defined as the number of securities firms that make a market in a respective corporate syndicated loan and contribute data on the corporate syndicated loan to market data providers;

•        Liquidity score, which is a metric to help market participants ascertain their ability to exit a position within a given time frame and near a prevailing indicative price, which provides a benchmark of liquidity risk;

•        Financial performance of the underlying portfolio company;

•        Recent business developments;

•        Covenant compliance; and

•        Recent transactions.

In instances where secondary market data is limited, we may engage a third-party valuation firm to independently determine an estimate of fair value. Currently, we have a single company valued via a third-party valuation firm. This valuation method employs a waterfall method whereby the enterprise value (“EV”) of the company is estimated based on company financial performance inputs, such as EBITDA, and publicly traded comparable company multiples. The EV is then attributed to each debt tranche, preferred equity tranche, and common equity, in order of seniority, to arrive at a valuation for our holdings. Generally speaking, as estimated EV increases, the fair value of our investments will also increase. As market multiples and EBITDA increase, estimated EV will also increase.

In valuing our CLO debt and equity investments, we consider the indicative prices provided by a recognized industry pricing service as a primary source, and the implied yield of such prices, supplemented by actual trades executed in the market at or around period-end, as well as the indicative prices provided by brokers who arrange transactions in such investment vehicles. We also consider those instances in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require a downward adjustment to the indicative price representing substantially all of the pending distribution. Additional factors include any available information on other relevant transactions including firm bids and offers in the market and information resulting from bids-wanted-in-competition. In addition, we consider the operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults, if any. We calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle. Oxford Square Management or the Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation process of CLO investment vehicles. All information is presented to our Board for its determination of fair value of these investments.

Recently Issued Accounting Standards

See “Note 16. Recent Accounting Pronouncements” to our financial statements for a description of recent accounting pronouncements, including the impact on our financial statements.

RECENT DEVELOPMENTS

The following distributions payable to stockholders are shown below:

Date Declared	Record Dates	Payable Dates	Per Share Distribution Amount Declared
November 2, 2023	January 17, 2024	January 31, 2024	$0.035
November 2, 2023	February 15, 2024	February 29, 2024	$0.035
November 2, 2023	March 15, 2024	March 29, 2024	$0.035
March 14, 2024	April 16, 2024	April 30, 2024	$0.035
March 14, 2024	May 17, 2024	May 31, 2024	$0.035
March 14, 2024	June 14, 2024	June 28, 2024	$0.035

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2023, all but four of our variable rate investments were income producing. The variable rates are generally based upon the five-year U.S. Department of Treasury note, the Prime rate, or SOFR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain interest rate floors.

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

Based on our Statements of Assets and Liabilities as of December 31, 2023, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates for our settled investments (considering interest rate floors for floating rate instruments), excluding CLO equity investments. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2023. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2023, and are only adjusted for assumed changes in the underlying base interest rates. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

Hypothetical Change in Floating Interest Rates	Estimated Percentage change in Investment Income
Up 300 basis points	15.1%
Up 200 basis points	10.1%
Up 100 basis points	5.0%
Down 100 basis points	(5.0)%
Down 200 basis points	(10.1)%
Down 300 basis points	(15.1)%

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Oxford Square Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Oxford Square Capital Corp. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2023 and 2022 by correspondence with the custodian, agent banks, and portfolio company investees. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of Syndicated Loan (Including Senior Secured Notes) and Collateralized Loan Obligation (“CLO”) Equity Level 3 Investments

As described in Notes 2 and 3 to the financial statements, the Company’s fair value of syndicated loans (comprised of senior secured notes) and CLO equity investments was $179.5 million and $82.2 million, respectively, as of December 31, 2023. Management applies judgment to the specific facts and circumstances of each level 3 investment when determining fair value, which involves the use of significant unobservable inputs with respect to (i) for syndicated loan investments: non-binding indicative bids received from agent banks, discount rates derived from estimated credit spreads, EBITDA multiples, and recent trading activity, and (ii) for CLO equity investments: indicative prices provided by a recognized industry pricing service, and the implied yield of such prices, supplemented by actual trades executed in the market at or around period-end, as well as indicative prices provided by brokers who arrange the transactions. For syndicated loan investments, when determining fair value, management also analyzes each syndicated loan by reviewing the portfolio company’s financial statements, covenant compliance and other business developments. For CLO equity investments, management considers, among other factors, operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults in determining fair value.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others (i) developing an independent fair value estimate by obtaining independent pricing from third-party vendors, when available, and comparing management’s estimate to the independent estimate to evaluate the reasonableness of management’s estimate, and/or (ii) for a selection of investments, professionals with specialized skill and knowledge were used to assist in developing an independent range of prices using available market inputs, independently constructed models and independently determined significant unobservable inputs, and comparing management’s estimate to the independent range of prices to evaluate the reasonableness of management’s estimate. Developing an independent range of prices involved testing the completeness and accuracy of data provided by management.

Income from Securitization Vehicles and Investments

As described in Notes 2 and 8 to the financial statements, the Company recorded income from securitization vehicles and investments of $16.8 million for the year ended December 31, 2023, which represents income from investments in the equity class securities of CLO vehicles (typically income notes or subordinated notes). The Company’s income from securitization vehicles and investments is recorded using the effective interest method based upon estimated cash flows, amounts and timing, including those CLO equity investments that have not made their inaugural distribution for the relevant period end.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

March 18, 2024

We have served as the Company’s auditor since 2003.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2023	December 31, 2022
ASSETS
Non-affiliated/non-control investments (cost: $440,069,822 and $495,000,997, respectively)	$261,614,335	$310,347,097
Affiliated investments (cost: $16,836,822 and $16,836,822, respectively)	5,276,092	4,349,818
Cash and cash equivalents	5,740,553	9,019,164
Interest and distributions receivable	3,976,408	3,492,716
Other assets	1,060,384	785,640
Total assets	$277,667,772	$327,994,435
LIABILITIES
Notes payable – 6.50% Unsecured Notes, net of deferred issuance costs of $- and $405,657, respectively	$—	$63,964,568
Notes payable – 6.25% Unsecured Notes, net of deferred issuance costs of $543,609 and $776,766, respectively	44,247,141	44,013,984
Notes payable – 5.50% Unsecured Notes, net of deferred issuance costs of $1,768,219 and $2,153,762, respectively	78,731,781	78,346,238
Base Fee and Net Investment Income Incentive Fee payable to affiliate	1,012,389	1,323,573
Accrued interest payable	1,204,487	1,216,109
Accrued expenses	1,163,349	458,001
Total liabilities	126,359,147	189,322,473
COMMITMENTS AND CONTINGENCIES (Note 9)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized; 59,300,472 and 49,844,796 shares issued and outstanding, respectively	593,005	498,447
Capital in excess of par value	458,121,381	434,737,950
Total distributable earnings/(accumulated losses)	(307,405,761)	(296,564,435)
Total net assets	151,308,625	138,671,962
Total liabilities and net assets	$277,667,772	$327,994,435
Net asset value per common share	$2.55	$2.78

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS

December 31, 2023

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets(10)
Senior Secured Notes
Business Services
Access CIG, LLC
second lien senior secured notes, 13.39% (SOFR + 7.75%), (0.00% floor) due February 27, 2026(4)(5)(14)(30)	February 14, 2018	$16,754,000	$16,787,194	$16,670,230

Convergint Technologies, LLC
first lien senior secured notes, 10.11% (SOFR + 4.75%), (0.75% floor) due March 31, 2028(4)(5)(6)(14)(25)	November 15, 2022	2,468,749	2,385,311	2,462,577
second lien senior secured notes, 12.22% (SOFR + 6.75%), (0.75% floor) due March 29, 2029(4)(5)(14)(25)	March 18, 2021	11,000,000	10,967,876	9,881,630

Premiere Global Services, Inc.
first lien senior secured notes, 13.00% (Prime Rate + 5.50%), (1.00% floor) due September 9, 2021(4)(5)(6)(16)(17)(29)	October 1, 2019	11,821,914	11,469,896	—
replacement revolver, 13.00% (Prime Rate + 5.50%), (1.00% floor) due April 7, 2023(4)(5)(17)(28)(29)	October 1, 2019	2,452,012	2,378,999	494,129
second lien senior secured notes, 17.00% PIK (Prime Rate + 8.50%) (1.00% floor) due June 6, 2024(3)(4)(5)(17)(29)	October 1, 2019	16,649,364	9,817,795	—

Verifone Systems, Inc.
first lien senior secured notes, 9.64% (SOFR + 4.00%), (0.00% floor) due August 20, 2025(4)(5)(6)(14)(30)	August 9, 2018	13,917,169	13,532,801	13,534,447
Total Business Services			$67,339,872	$43,043,013	28.4%

Diversified Insurance
Affinion Insurance Solutions, Inc. (f/k/a AIS Intermediate, LLC)
first lien senior secured notes, 10.64% (SOFR + 5.00%), (0.00% floor) due August 15, 2025(4)(5)(6)(14)(30)	January 7, 2021	$14,454,220	$14,262,497	$13,876,051
Total Diversified Insurance			$14,262,497	$13,876,051	9.2%

Healthcare
Careismatic Brands, Inc. (f/k/a New Trojan Parent, Inc.)
second lien senior secured notes, 12.72% (SOFR + 7.25%), (0.50% floor) due January 5, 2029(4)(5)(25)(31)	January 22, 2021	$12,000,000	$11,566,849	$1,200,000

HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)
first lien senior secured notes, 9.97% (SOFR + 4.50%), (0.00% floor) due April 3, 2025(4)(5)(6)(14)(25)	October 31, 2018	18,800,583	18,646,324	12,995,903

(continued on next page)

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2023

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets(10)
Senior Secured Notes – (continued)
Healthcare – (continued)
Viant Medical Holdings, Inc.
first lien senior secured notes, 9.22% (SOFR + 3.75%), (0.00% floor) due July 2, 2025(4)(5)(6)(14)(25)	June 26, 2018	$9,475,000	$9,471,702	$9,380,250
second lien senior secured notes, 13.22% (SOFR + 7.75%), (0.00% floor) due July 2, 2026(4)(5)(14)(25)	June 26, 2018	5,000,000	4,980,592	4,812,500
Total Healthcare			$44,665,467	$28,388,653	18.8%

Software
Alvaria, Inc. (f/k/a Aspect Software, Inc.)
first lien senior secured notes, 10.88% (SOFR + 5.25%), (0.75% floor) due May 8, 2028(4)(5)(6)(30)	May 18, 2021	$7,800,000	$7,711,498	$4,602,000
second lien senior secured notes, 14.64% (SOFR + 9.00%), (0.75% floor) due May 7, 2029(4)(5)(30)	May 3, 2021	7,000,000	6,834,961	2,263,310

Dodge Data & Analytics, LLC
first lien senior secured notes, 10.25% (SOFR + 4.75%), (0.50% floor) due February 23, 2029(4)(5)(6)(14)(30)	February 10, 2022	4,925,000	4,865,132	3,841,500
second lien senior secured notes, 13.75% (SOFR + 8.25%), (0.50% floor) due February 25, 2030(4)(5)(14)(30)	February 10, 2022	15,000,000	14,812,653	6,600,000

Help/Systems Holdings, Inc.
first lien senior secured notes, 9.48% (SOFR + 4.00%), (0.75% floor) due November 19, 2026(4)(5)(6)(14)(30)	October 6, 2022	4,447,383	4,221,424	4,213,895
second lien senior secured notes, 12.35% (SOFR + 6.75%), (0.75% floor) due November 19, 2027(4)(5)(14)(15)	October 14, 2021	8,000,000	8,004,733	6,470,000

Kofax, Inc.
first lien senior secured notes, 10.73% (SOFR + 5.25%), (0.50% floor) due July 20, 2029(4)(5)(6)(30)	February 1, 2023	4,950,000	4,648,421	4,455,000

Magenta Buyer, LLC (f/k/a McAfee Enterprise)
first lien senior secured notes, 10.64% (SOFR + 5.00%), (0.75% floor) due July 27, 2028(4)(5)(6)(30)	May 17, 2022	1,969,849	1,882,462	1,398,593
second lien senior secured notes, 13.89% (SOFR + 8.25%), (0.75% floor) due July 27, 2029(4)(5)(30)	October 20, 2021	14,968,714	14,925,574	5,688,111

Quest Software, Inc.
first lien senior secured notes, 9.78% (SOFR + 4.25%), (0.50% floor) due February 1, 2029(4)(5)(6)(14)(30)	January 20, 2022	2,962,500	2,939,084	2,295,938
second lien senior secured notes, 13.03% (SOFR + 7.50%), (0.50% floor) due February 1, 2030(4)(5)(14)(30)	January 20, 2022	20,000,000	19,749,583	11,814,200

(continued on next page)

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2023

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets(10)
Senior Secured Notes – (continued)
Software – (continued)
RSA Security, LLC
second lien senior secured notes, 13.22% (SOFR + 7.75%), (0.75% floor) due April 27, 2029(4)(5)(14)(25)	April 16, 2021	$15,000,000	$14,799,154	$9,075,000

Veritas USA, Inc.
first lien senior secured notes, 10.47% (SOFR + 5.00%), (1.00% floor) due September 1, 2025(4)(5)(6)(25)	June 24, 2022	3,955,675	3,512,524	3,293,099
Total Software			$108,907,203	$66,010,646	43.6%

Telecommunication Services
ConvergeOne Holdings, Inc.
first lien senior secured notes, 12.50% (Prime Rate + 4.00%), (0.00% floor) due January 4, 2026(4)(5)(6)(29)	June 4, 2021	$5,239,634	$5,212,216	$2,901,447
second lien senior secured notes, 16.00% (Prime Rate + 7.50%), (0.00% floor) due January 4, 2027(4)(5)(29)	June 3, 2021	15,000,000	14,562,375	3,028,200

Global Tel Link Corp.
second lien senior secured notes, 15.53% (SOFR + 10.00%), (0.00% floor) due November 29, 2026(4)(5)(14)(30)	November 20, 2018	17,000,000	16,853,072	14,960,000
Total Telecommunication Services			$36,627,663	$20,889,647	13.8%

Utilities
CLEAResult Consulting, Inc.
second lien senior secured notes, 12.71% (SOFR + 7.25%), (0.00% floor) due August 10, 2026(4)(5)(25)	August 3, 2018	$7,650,000	$7,656,195	$7,248,375
Total Utilities			$7,656,195	$7,248,375	4.8%
Total Senior Secured Notes			$279,458,897	$179,456,385	118.6%

Collateralized Loan Obligation – Equity Investments
Structured Finance
Ares XLIV CLO Ltd.
CLO subordinated notes, estimated yield 20.16% due April 15, 2034(9)(11)(12)(18)(24)	December 15, 2023	$5,000,000	$1,425,478	$1,432,607

Atlas Senior Loan Fund XI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 26, 2031(9)(11)(12)(18)(24)	April 5, 2019	5,725,000	2,135,286	400,750

BlueMountain CLO 2014-2 Ltd.
CLO subordinated notes, estimated yield 7.29% due October 20, 2030(9)(11)(12)(18)	April 3, 2019	6,374,000	1,348,136	701,140

Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 18, 2029(9)(11)(12)(18)(24)(32)	March 19, 2013	6,250,000	544,329	625

Carlyle Global Market Strategies CLO 2021-6, Ltd.
CLO subordinated notes, estimated yield 14.85% due July 17, 2034(9)(11)(12)(14)(18)	June 30, 2021	29,600,000	20,677,311	17,612,000

(continued on next page)

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2023

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets(10)
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 11.36% due April 20, 2034(9)(11)(12)(13)(14)(18)(26)	October 23, 2013	$18,000,000	$11,807,281	$8,473,884

Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 13.08% due April 20, 2034(9)(11)(12)(18)	May 15, 2017	7,700,000	6,340,254	4,697,000

CIFC Funding 2014-3, Ltd.
CLO subordinated notes, estimated yield 6.80% due October 22, 2031(9)(11)(12)(18)(24)	January 24, 2017	10,000,000	3,338,457	1,800,000

Dryden 43 Senior Loan Fund
CLO subordinated notes, estimated yield 17.05% due April 20, 2034(9)(11)(12)(14)(18)	June 1, 2021	47,263,000	27,452,965	21,740,980

Gulf Stream Meridian 4 Ltd.
CLO subordinated notes, estimated yield 22.23% due July 15, 2034(9)(11)(12)(18)(24)	November 15, 2023	3,125,000	1,909,828	1,902,787

Madison Park Funding XVIII, Ltd.
CLO subordinated notes, estimated yield 29.46% due October 21, 2030(9)(11)(12)(18)(24)	May 22, 2020	12,500,000	4,073,637	4,625,000

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 8.03% due January 22, 2028(9)(11)(12)(18)(24)	May 11, 2016	5,422,500	3,071,305	2,711,250

Octagon Investment Partners 49, Ltd.
CLO subordinated notes, estimated yield 8.89% due January 18, 2033(9)(11)(12)(13)(14)(18)(26)	December 11, 2020	28,875,000	18,366,667	12,093,730

Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 25, 2030(9)(11)(12)(18)	August 1, 2018	45,500,000	20,081,684	455,000

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 17, 2026(9)(11)(12)(18)(24)	January 25, 2013	14,447,790	6,207,075	1,445

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 17, 2028(9)(11)(12)(18)	April 11, 2014	28,500,000	18,179,226	2,850

Venture XVII, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(24)	January 27, 2017	6,200,000	2,321,562	15,500

Venture XX, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(24)(32)	July 27, 2018	3,000,000	332,779	—

Venture 35 CLO, Limited
CLO subordinated notes, estimated yield 46.06% due October 22, 2031(9)(11)(12)(18)	December 7, 2020	5,000,000	1,779,262	1,150,000

(continued on next page)

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2023

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% of Net Assets(10)
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Venture 39 CLO, Limited
CLO subordinated notes, estimated yield 18.61% due April 15, 2033(9)(11)(12)(13)(18)(24)(26)	May 8, 2020	$5,150,000	$3,018,591	$2,229,027

West CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 18, 2026(9)(11)(12)(18)(24)(32)	May 12, 2017	9,250,000	1,127,401	31,450

Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 15, 2029(9)(11)(12)(13)(18)(26)	May 3, 2017	10,500,000	5,072,411	80,925
Total Structured Finance			$160,610,925	$82,157,950	54.3%
Total Collateralized Loan Obligation – Equity Investments			$160,610,925	$82,157,950	54.3%

Common Stock
IT Consulting
UniTek Global Services, Inc.
common equity(7)(27)	January 13, 2015	1,244,188	$684,960	$—
Total IT Consulting			$684,960	$—	0.0%
Total Common Stock			$684,960	$—	0.0%

Preferred Stock
IT Consulting
UniTek Global Services, Inc.
Series B Preferred Stock(3)(17)(21)(27)	June 26, 2019	18,763,056	$9,002,159	$—
Series B Senior Preferred Stock(3)(17)(22)(27)	June 26, 2019	10,034,166	4,535,443	221,755
Series B Super Senior Preferred Stock(3)(17)(23)(27)	June 26, 2019	5,706,602	2,614,260	5,054,337
Total IT Consulting			$16,151,862	$5,276,092	3.5%
Total Preferred Stock			$16,151,862	$5,276,092	3.5%

Total Investments in Securities(8)			$456,906,644	$266,890,427	176.4%

Cash Equivalents
First American Government Obligations Fund – Class Z Shares, 5.26%(14)(19)		4,579,889	$4,579,889	$4,579,889
Total Cash Equivalents			$4,579,889	$4,579,889	3.0%
Total Investments in Securities and Cash Equivalents			$461,486,533	$271,470,316	179.4%

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

(3)      As of December 31, 2023, the portfolio includes $16,649,364 principal amount of debt investments and 34,503,824 shares of preferred stock investments which contain a PIK provision.

(4)      Notes bear interest at variable rates and are subject to an interest rate floor where disclosed. The rate disclosed is as of December 31, 2023.

(5)      Cost value reflects accretion of original issue discount or market discount, or amortization of premium.

(6)      Cost value reflects repayment of principal.

(continued on next page)

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2023

(7)      Common stock investments were non-income producing as of December 31, 2023.

(8)      Aggregate gross unrealized appreciation for U.S. federal income tax purposes is $3,673,000; aggregate gross unrealized depreciation for U.S. federal income tax purposes is $216,704,716. Net unrealized depreciation is $213,031,716 based upon an estimated tax cost basis of $479,922,143 as of December 31, 2023.

(9)      Cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO equity investments.

(10)    Totals may not sum due to rounding.

(11)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. The Company may include CLO equity side letter related investments within CLO equity subordinated notes line items, and those side letter related investments may represent qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2023, the Company held qualifying assets that represented 70.6% of its total assets.

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

(16)    The amended stated maturity date is June 8, 2023, however, a springing maturity date of September 9, 2021 is in effect as of December 31, 2023.

(17)    As of December 31, 2023, this debt or preferred equity investment was on non-accrual status and no interest or dividend income has been recognized on this investment during the twelve months ended December 31, 2023. The aggregate fair value of these investments was approximately $5.8 million.

(18)    The CLO subordinated notes and income notes are considered equity positions in CLO vehicles. Equity investments are entitled to recurring distributions which are generally equal to the remaining cash flow of the payments made by the underlying CLO’s securities less contractual payments to debt holders and fund expenses. The estimated yield indicated is based on the prior quarters ending investment cost (for previously existing portfolio investments) or the original cost for those investments made during the current quarter, as well as, a current projection of the future cash flows. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.

(19)    Represents cash equivalents held in a money market fund as of December 31, 2023.

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

(26)    Cost value reflects amortization.

(continued on next page)

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2023

(27)    These investments are deemed to be an “affiliate,” as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned between 5% and 25% of its voting securities. We do not “control” any of our portfolio companies. Fair value as of December 31, 2022 and December 31, 2023 along with transactions during the twelve months ended December 31, 2023 in these affiliated investments are as follows:

Name of Issuer	Title of Issue	Amount of Interest or Dividends Credited to Income(a)	Fair Value as of December 31, 2022	Gross Additions(b)	Gross Reductions(c)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of December 31, 2023
AFFILIATED INVESTMENTS:
Unitek Global Systems, Inc	Common Stock	$—	$—	$—	$—	$—	$—
	Series B Preferred Stock	—	—	—	—	—	—
	Series B Senior Preferred Stock	—	500,053	—	—	(278,298)	221,755
	Series B Super Senior Preferred Stock	—	3,849,765	—	—	1,204,572	5,054,337
Total Affiliated Investments		—	4,349,818	—	—	926,274	5,276,092
Total Control Investments		—	—	—	—	—	—
TOTAL CONTROL AND AFFILIATED INVESTMENTS		$—	$4,349,818	$—	$—	$926,274	$5,276,092

____________

(a)       Represents the total amount of interest or distributions credited to income for the portion of the period an investment was an affiliate investment.

(b)       Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees. For the twelve months ended December 31, 2023, a total of approximately $5.0 million of paid-in-kind dividends were entitled to be received yet deemed uncollectible.

(c)       Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs.

(28)    As part of a restructuring completed on September 17, 2021, a portion of the Company’s investment in the first lien senior secured notes of Premiere Global Services, Inc. was converted into a like amount of a new revolving credit facility (the “Replacement Revolver”). On March 15, 2023, the maturity date of the Replacement Revolver was amended from March 15, 2023 to April 7, 2023. The cost basis of the Replacement Revolver was established by allocating a portion of the cost basis from the first lien senior secured notes pro-rata based on the amount of principal that was converted from the first lien senior secured notes to the Replacement Revolver. The Replacement Revolver has no unfunded commitment and is on non-accrual status as of December 31, 2023.

(29)    Note bears interest at the stated rate, plus the greater of: the Wall Street Journal quoted Prime Rate, Federal Funds effective rate plus 1.00%, or the one-month reserve adjusted Eurodollar Base Rate plus 1.00%.

(30)    The principal balance outstanding for this debt investment, in whole or in part, is indexed to 90-day SOFR.

(31)    As of December 31, 2023, this debt investment was on non-accrual status. No interest income was recognized on this investment during the three months ended December 31, 2023, as the Company placed this investment on non-accrual status as of October 1, 2023.

(32)    The CLO equity investment was optionally redeemed. Expected value of residual distributions, once received, is anticipated to be recognized as return of capital, pending any remaining amortized cost, and/or realized gain for any amounts received in excess of such amortized cost.

The accompanying notes are an integral part of these financial statements.

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

(continued on next page)

The accompanying notes are an integral part of these financial statements.

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

(continued on next page)

The accompanying notes are an integral part of these financial statements.

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

(continued on next page)

The accompanying notes are an integral part of these financial statements.

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

(continued on next page)

The accompanying notes are an integral part of these financial statements.

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

(continued on next page)

The accompanying notes are an integral part of these financial statements.

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

(26)    Cost value reflects amortization.

(continued on next page)

The accompanying notes are an integral part of these financial statements.

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

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$33,592,166	$25,234,315	$17,440,229
Income from securitization vehicles and investments	16,796,699	17,093,203	18,691,631
Other income	1,435,316	790,594	1,043,153
Total investment income from non-affiliated/ non-control investments	51,824,181	43,118,112	37,175,013
Total investment income	51,824,181	43,118,112	37,175,013
EXPENSES
Interest expense	10,825,877	12,354,392	10,495,897
Base Fee	4,613,664	5,903,986	6,287,173
Professional fees	1,426,098	1,393,116	1,910,390
Compensation expense	825,226	915,583	723,931
Director’s fees	429,500	417,500	490,500
Insurance expense	329,892	378,804	422,805
Transfer agent and custodian fees	246,562	231,241	222,581
Excise tax(1)	1,423,686	252,172	—
General and administrative(1)	638,350	583,740	521,541
Total expenses before incentive fees	20,758,855	22,430,534	21,074,818
Net Investment Income Incentive Fees	3,705,387	—	—
Capital gains incentive fees	—	—	—
Total incentive fees	3,705,387	—	—
Total expenses	24,464,242	22,430,534	21,074,818
Net investment income	27,359,939	20,687,578	16,100,195
Net unrealized and realized (losses)/gains on investment transactions
Net change in unrealized appreciation/(depreciation) on investments:
Non-affiliate/non-control investments	6,198,413	(109,479,985)	37,699,436
Affiliated investments	926,274	3,577,327	772,491
Total net change in unrealized appreciation/(depreciation) on investments.	7,124,687	(105,902,658)	38,471,927
Net realized losses:
Non-affiliated/non-control investments	(17,056,245)	(339,819)	(14,987,438)
Extinguishment of debt	(190,353)	—	—
Total net realized losses	(17,246,598)	(339,819)	(14,987,438)
Net unrealized and realized (losses)/gains	(10,121,911)	(106,242,477)	23,484,489
Net increase/(decrease) in net assets resulting from operations	$17,238,028	$(85,554,899)	$39,584,684
Net increase in net assets resulting from net investment income per common share (Basic and Diluted):	$0.51	$0.42	$0.32
Net increase/(decrease) in net assets resulting from operations per common share (Basic and Diluted):	$0.32	$(1.72)	$0.80
Weighted average shares of common stock outstanding (Basic and Diluted):	53,919,104	49,757,122	49,624,851

____________

(1)      Change in prior period was made to conform to the current period presentation.

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Increase/(decrease) in net assets from operations:
Net investment income	$27,359,939	$20,687,578	$16,100,195
Net change in unrealized appreciation/(depreciation) on investments	7,124,687	(105,902,658)	38,471,927
Net realized losses	(17,246,598)	(339,819)	(14,987,438)
Net increase/(decrease) in net assets resulting from operations	17,238,028	(85,554,899)	39,584,684
Distributions to stockholders
Distributions from net investment income	(29,503,040)	(20,897,611)	(20,842,166)
Tax return of capital distributions	—	—	—
Total distributions to stockholders	(29,503,040)	(20,897,611)	(20,842,166)

Capital share transactions:
Issuance of common stock (net of underwriting fees and offering costs of $1,305,508, $0, and $0, respectively)	24,018,978	—	—
Reinvestment of distributions	882,697	529,347	426,081
Net increase in net assets from capital share transactions	24,901,675	529,347	426,081
Total increase/(decrease) in net assets	12,636,663	(105,923,163)	19,168,599
Net assets at beginning of year	138,671,962	244,595,125	225,426,526
Net assets at end of year	$151,308,625	$138,671,962	$244,595,125
Capital share activity:
Shares issued	9,146,660	—	—
Shares issued from reinvestment of distributions	309,016	154,737	100,452
Net increase in capital share activity	9,455,676	154,737	100,452

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase/(decrease) in net assets resulting from operations	$17,238,028	$(85,554,899)	$39,584,684
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by/(used in) operating activities:
Accretion of discounts on investments	(1,094,874)	(880,671)	(740,731)
Accretion of discount on notes payable and deferred debt issuance costs	834,005	943,405	794,417
Extinguishment of debt	190,353	—	—
Purchases of investments	(11,680,313)	(84,214,030)	(202,009,511)
Repayments of principal	15,784,948	50,015,712	24,281,080
Proceeds from the sale of investments	19,585,309	14,580,000	16,139,405
Net realized losses on investments	17,056,245	339,819	14,987,438
Reductions to CLO equity cost value	15,279,859	20,370,805	37,470,482
Net change in unrealized (appreciation)/depreciation on investments	(7,124,687)	105,902,658	(38,471,927)
Increase in interest and distributions receivable	(483,692)	(428,239)	(765,218)
Increase in other assets	(274,744)	(170,531)	(17,871)
(Decrease)/increase in accrued interest payable	(11,622)	—	737,918
(Decrease)/increase in Base Fee and Net Investment Income Incentive Fee payable	(311,184)	(365,139)	529,009
Increase/(decrease) in accrued expenses	705,348	(167,162)	51,186
Net cash provided by/(used in) operating activities	65,692,979	20,371,728	(107,429,639)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid (net of stock issued under distribution reinvestment plan of $882,697, $529,347, and $426,081, respectively)	(28,620,343)	(20,368,264)	(20,416,085)
Proceeds from issuance of notes payable – 5.50% Unsecured Notes	—	—	80,500,000
Debt issuance costs	—	—	(2,775,860)
Principal repayment of 6.50% Unsecured Notes	(64,370,225)	—	—
Proceeds from issuance of common stock	25,324,486	—	—
Underwriting fees and offering costs for the issuance of common stock	(1,305,508)	—	—
Net cash (used in)/provided by financing activities	(68,971,590)	(20,368,264)	57,308,055
Net (decrease)/increase in cash and cash equivalents	(3,278,611)	3,464	(50,121,584)
Cash and cash equivalents, beginning of year	9,019,164	9,015,700	59,137,284
Cash and cash equivalents, end of year	$5,740,553	$9,019,164	$9,015,700

NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with distribution reinvestment plan	$882,697	$529,347	$426,081

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$10,003,496	$11,410,987	$8,963,563
Cash paid for taxes	$673,686	$252,172	$—

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 1. ORGANIZATION

Oxford Square Capital Corp. (“OXSQ” or the “Company”) was incorporated under the General Corporation Laws of the State of Maryland (“MGCL”) on July 21, 2003 and is a closed-end investment company. OXSQ has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, OXSQ has elected to be treated for tax purposes as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with its 2003 taxable year. The Company’s investment objective is to maximize its total return, by investing primarily in corporate debt securities and collateralized loan obligation (“CLO”) structured finance investments that own corporate debt securities.

OXSQ’s investment activities are managed by Oxford Square Management, LLC (“Oxford Square Management”). Oxford Square Management is an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Oxford Square Management is owned by Oxford Funds, LLC (“Oxford Funds”), its managing member, and Charles M. Royce, a member of OXSQ’s Board of Directors (the “Board” or “Board of Directors”) who holds a minority, non-controlling interest in Oxford Square Management. Under the investment advisory agreement with Oxford Square Management (the “Investment Advisory Agreement”), OXSQ has agreed to pay Oxford Square Management an annual base investment advisory fee (the “Base Fee”) based on its gross assets as well as an incentive fee based on its performance. For further details, please refer to “Note 7. Related Party Transactions.”

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company follows the accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies.

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote

USE OF ESTIMATES

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, all of the Company’s investments are based upon Level 3 inputs as of December 31, 2023 and December 31, 2022.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of December 31, 2023, the Company had four debt investments that were on non-accrual status. As of December 31, 2022 and 2021, the Company had three debt investments that were on non-accrual status.

Interest income also includes a payment-in-kind (“PIK”) component on certain investments in the Company’s portfolio. Refer to the section below, “Payment-In-Kind,” for a description of PIK income and its impact on interest income.

Payment-In-Kind

The Company has debt and preferred stock investments in its portfolio that contain contractual PIK provisions. PIK interest and preferred stock dividends are computed at their contractual rates and are accrued into income and recorded as interest and dividend income, respectively. The PIK amounts are added to the principal balances on the capitalization dates. Upon capitalization, the PIK portions of the investments are valued at their respective fair values. If the Company believes that a PIK is not fully expected to be realized, the PIK investment would be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends would be reversed from the related receivable through interest or dividend income, respectively. PIK investments on non-accrual status are restored to accrual status once it becomes probable that such PIK will be ultimately collectible in cash. For the years ended December 31, 2023, 2022 and 2021, no PIK interest was recognized as interest income. For years ended December 31, 2023, 2022 and 2021, the Company did not recognize dividend income due to PIK on its preferred stock investments.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The Company also records income on its investments in CLO warehouse facilities based on a stated rate per the underlying note purchase agreement plus accrued interest or, if there is no stated rate, then an estimated rate is calculated using a base case model projecting the timing of the ramp-up of the CLO warehouse facility. For the years ended December 31, 2023, 2022 and 2021, no income was recognized related to CLO warehouse facilities. As of December 31, 2023, 2022 and 2021, the Company did not hold any investments in CLO warehouse facilities.

Other Income

Other income includes prepayment, amendment, and other fees earned by the Company’s loan investments, distributions from fee letters and success fees associated with portfolio investments. Distributions from fee letters are an enhancement to the return on a CLO equity investment and are based upon a percentage of the collateral manager’s fees above the amortized cost, and are recorded as other income when earned. The Company may also earn success fees associated with its investments in certain securitization vehicles or CLO warehouse facilities, which are contingent upon a repayment of the warehouse by a permanent CLO securitization structure; such fees are earned and recognized when the repayment is completed. The Company also earns income on its cash balance, which is swept into a money market fund at the close of business each day and then returned as cash the following business day.

Preferred Stock Dividends

The Company holds preferred stock investments in its portfolio that contain cumulative preferred dividends that accumulate quarterly. The Company will generally record cumulative preferred dividends as investment income when they are received or declared by the portfolio company’s board of directors or upon any voluntary or involuntary liquidation, dissolution or winding up of the portfolio company, and are collectible. There were no cumulative preferred dividends recorded as dividend income during the years ended December 31, 2023, 2022 and 2021, as the Company deemed them to be uncollectible.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

U.S. FEDERAL INCOME TAXES

The Company intends to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, to not be subject to U.S. federal income tax on the portion of its taxable income and gains timely distributed to stockholders. To qualify for RIC tax treatment, OXSQ is required to distribute at least 90% of its investment company taxable income annually, meet certain source-of-income requirements annually and certain diversification requirements quarterly and file Form 1120-RIC, as defined by the Code.

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

The Company recognizes the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained, assuming examination by tax authorities. Through December 31, 2023, management has analyzed the Company’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions expected to be taken in the Company’s 2023 tax returns. The Company identifies its major tax jurisdictions as U.S Federal and the state of Connecticut. The Company did not have any uncertain tax positions that met the recognition measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company files tax returns with the Internal Revenue Service and the state of Connecticut. Generally, each of the tax years in the four-year period ended December 31, 2023 remains subject to examination by taxing authorities.

For tax purposes, the cost basis of the portfolio investments as of December 31, 2023 and 2022, was approximately $479,922,143 and $536,518,866, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 3. FAIR VALUE

The Company’s assets measured at fair value by investment type on a recurring basis as of December 31, 2023 were as follows:

	Fair Value Measurements at Reporting Date Using
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total(1)
Senior Secured Notes	$—	$—	$179.5	$179.5
CLO Equity	—	—	82.2	82.2
Equity and Other Investments	—	—	5.3	5.3
Total Investments at fair value(1)	—	—	266.9	266.9
Cash equivalents	4.6	—	—	4.6
Total assets at fair value	$4.6	$—	$266.9	$271.5

____________

(1)      Totals may not sum due to rounding.

The Company’s assets measured at fair value by investment type on a recurring basis as of December 31, 2022 were as follows:

	Fair Value Measurements at Reporting Date Using
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total(1)
Senior Secured Notes	$—	$—	$211.4	$211.4
CLO Equity	—	—	98.9	98.9
Equity and Other Investments	—	—	4.3	4.3
Total Investments at fair value(1)	—	—	314.7	314.7
Cash equivalents	7.3	—	—	7.3
Total assets at fair value	$7.3	$—	$314.7	$322.0

____________

(1)      Totals may not sum due to rounding.

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2023 and December 31, 2022, respectively. The Company’s Valuation Policy, which was previously approved by the Board, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or Oxford Square Management determines that additional techniques, sources or inputs are appropriate or necessary

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 3. FAIR VALUE (cont.)

in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the tables below are based on fair values for all debt related calculations and CLO equity.

	Quantitative Information about Level 3 Fair Value Measurements			Range/Weighted Average(1)	Impact to Fair Value from an Increase in Input(2)
Assets ($ in millions)	Fair Value as of December 31, 2023	Valuation Techniques/ Methodologies	Unobservable Input
Senior Secured Notes	$179.0	Market quotes	NBIB(3)	10.0% – 99.8%/68.9%	NA
	0.5	Liquidation Net Asset Value	NBIB(3)	0.0% – 20.2%/1.6%	NA
CLO equity	70.8	Market quotes	NBIB(3)	0.0% – 61.0%/26.1%	NA
	10.5	Yield Analysis	Yield	12.4% – 22.6%/20.2%	Decrease
	0.8	Discounted cash flow(6)	Discount rate(7)	22.2% – 35.5%/23.6%	Decrease
	0.0	Liquidation Net Asset Value(10)	NBIB(3)	0.0% – 0.3%/0.2%	NA
Equity	5.3	Enterprise value(8)	LTM EBITDA(9)	$40.3 million/ncm(5)	Increase
			Market multiples(9)	7.3x – 8.3x/7.8x	Increase
Total Fair Value for Level 3 Investments	$266.9

____________

(1)      Weighted averages are calculated based on fair value of investments.

(2)      The impact on the fair value measurement of an increase in each unobservable input is in isolation. The discount rate is the rate used to discount future cash flows in a discounted cash flow calculation. An increase in the discount rate, in isolation, would result in a decrease in the fair value measurement. Market Multiples/EBITDA refer to the input (often derived from the value of a comparable company) that is multiplied by the historic and/or expected EBITDA of a company in order to estimate the company’s value. An increase in the Market Multiples/EBITDA, in isolation, would result in an increase in the fair value measurement. Yield analysis refers to determining a yield through projected, discounted future cash flows. Once the yield is calculated, that yield corresponds to a specific fair value. An increase to the yield, in isolation, would result in a decrease in the fair value measurement.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 3. FAIR VALUE (cont.)

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
DECEMBER 31, 2023

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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2023 and the level of each financial liability within the fair value hierarchy:

($ in millions)	Carrying Value(1)	Fair Value(2)	Level 1	Level 2	Level 3
6.25% Unsecured Notes	$44.2	$42.9	$—	$42.9	$—
5.50% Unsecured Notes	78.7	72.5	—	72.5	—
Total(3)	$123.0	$115.4	$—	$115.4	$—

____________

(1)      Carrying value is net of unamortized deferred debt issuance costs. Unamortized deferred debt issuance costs associated with the 6.25% Unsecured Notes totaled approximately $0.5 million as of December 31, 2023. Unamortized deferred debt issuance costs associated with the 5.50% Unsecured Notes totaled approximately $1.8 million as of December 31, 2023.

(2)      For the 6.25% Unsecured Notes and 5.50% Unsecured Notes, fair value is based upon the closing price on the last day of the period. The 6.25% Unsecured Notes and 5.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQZ” and “OXSQG”, respectively).

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
DECEMBER 31, 2023

NOTE 3. FAIR VALUE (cont.)

(2)      For the 6.50% Unsecured Notes, 6.25% Unsecured Notes and 5.50% Unsecured Notes, fair value is based upon the closing price on the last day of the period. The 6.50% Unsecured Notes, 6.25% Unsecured Notes and 5.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQL”, “OXSQZ”, and “OXSQG”, respectively).

A reconciliation of the fair value of investments for the year ended December 31, 2023, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Equity	Equity	Total(2)
Balance at December 31, 2022	$211.4	$98.9	$4.3	$314.7
Net realized gains/(losses) included in earnings	0.3	(17.3)	—	(17.1)
Net unrealized (depreciation)/appreciation included in earnings	(13.0)	19.2	0.9	7.1
Accretion of discount	1.1	—	—	1.1
Purchases	8.2	3.5	—	11.7
Repayments and Sales	(28.5)	(6.9)	—	(35.4)
Reductions to CLO Equity cost value(1)	—	(15.3)	—	(15.3)
Transfers in and/or (out) of level 3	—	—	—	—
Balance at December 31, 2023(2)	$179.5	$82.2	$5.3	$266.9
Net change in unrealized (depreciation)/appreciation on Level 3 investments still held as of December 31, 2023	$(13.9)	$0.9	$0.9	$(12.1)

____________

(1)      Reduction to CLO equity cost value of approximately $15.3 million represented the distributions received, or entitled to be received, on the Company’s investments held in CLO equity subordinated and income notes of approximately $32.0 million, plus the amortization of cost of the Company’s CLO fee notes of approximately $123,000, less the effective yield interest income recognized on the Company’s CLO equity subordinated and income notes of approximately $16.8 million.

(2)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

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

(2)      Totals may not sum due to rounding.

The following table shows the fair value of the Company’s portfolio of investments by asset class as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$179.5	67.2%	$211.4	67.2%
CLO Equity	82.2	30.8%	98.9	31.4%
Equity	5.3	2.0%	4.3	1.4%
Total(1)	$266.9	100.0%	$314.7	100.0%

____________

(1)      Totals may not sum due to rounding.

NOTE 4. CASH AND CASH EQUIVALENTS

At December 31, 2023 and December 31, 2022, respectively, cash and cash equivalents were as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
Cash	$1,160,664	$1,673,650	$617,546
Cash Equivalents	4,579,889	7,345,514	8,398,154
Total Cash and Cash Equivalents	$5,740,553	$9,019,164	$9,015,700

For further details regarding the composition of cash and cash equivalents, refer to “Note 2. Summary of Significant Accounting Policies.”

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 5. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% immediately after such borrowing. As of December 31, 2023 and 2022, the Company’s asset coverage for borrowed amounts was approximately 219% and 171%, respectively.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of December 31, 2023 and December 31, 2022. The fair value of the 6.50% Unsecured Notes is based upon the closing price on the last day of the period. The 6.50% Unsecured Notes were listed on the NASDAQ Global Select Market (trading symbol “OXSQL”). The fair value of the 6.25% Unsecured Notes is based upon the closing price on the last day of the period. The 6.25% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQZ”). The fair value of the 5.50% Unsecured Notes is based upon the closing price on the last day of the period. The 5.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQG”).

	As of
	December 31, 2023			December 31, 2022
($ in millions)	Principal Amount	Carrying Value(1)	Fair Value	Principal Amount	Carrying Value(1)	Fair Value
6.50% Unsecured Notes	$—	$—	$—	$64.4	$64.0	$63.4
6.25% Unsecured Notes	44.8	44.2	42.9	44.8	44.0	42.6
5.50% Unsecured Notes	80.5	78.7	72.5	80.5	78.3	70.0
Total(2)	$125.3	$123.0	$115.4	$189.7	$186.3	$176.0

____________

(1)      The Carrying Value represents the aggregate principal amount outstanding less the unamortized deferred issuance costs. As of December 31, 2023, the total unamortized deferred issuance costs for the 6.25% Unsecured Notes, and 5.50% Unsecured Notes was approximately $0.5 million, and $1.8 million, respectively. As of December 31, 2022, the total unamortized deferred issuance costs for the 6.50% Unsecured Notes, 6.25% Unsecured Notes, and 5.50% Unsecured Notes was approximately $0.4 million, $0.8 million, and $2.2 million, respectively.

(2)      Totals may not sum due to rounding.

The weighted average stated interest rate and weighted average maturity on the Company’s borrowings as of December 31, 2023 were 5.77% and 3.8 years, respectively, and as of December 31, 2022 were 6.02% and 3.6 years, respectively.

The table below summarizes the components of interest expense for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31, 2023
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
6.50% Unsecured Notes	$2,765.0	$215.3	$2,980.3
6.25% Unsecured Notes	2,799.4	233.2	3,032.6
5.50% Unsecured Notes	4,427.5	385.5	4,813.0
Total	$9,991.9	$834.0	$10,825.9

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 5. BORROWINGS (cont.)

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

Notes Payable — 6.50% Unsecured Notes Due 2024 (the “6.50% Unsecured Notes”)

On April 12, 2017, the Company completed an underwritten public offering of approximately $64.4 million in aggregate principal amount of the 6.50% Unsecured Notes. The 6.50% Unsecured Notes had a stated maturity of March 30, 2024, and were redeemable in whole or in part at any time or from time to time at the Company’s option on or after March 30, 2020. The 6.50% Unsecured Notes bore interest at a rate of 6.50% per year, payable quarterly on March 30, June 30, September 30, and December 30 of each year.

On July 24, 2023, the Company redeemed $40.0 million in aggregate principal amount of the 6.50% Unsecured Notes. On September 11, 2023, the Company redeemed $10.0 million in aggregate principal amount of the 6.50% Unsecured Notes. On November 3, 2023, the Company redeemed $7.0 million in aggregate principal amount of the 6.50% Unsecured Notes. On December 21, 2023, the Company redeemed the remaining $7.4 million aggregate principal amount of 6.50% Unsecured Notes. In connection with the December 21, 2023 redemption, the 6.50% Unsecured Notes were delisted from the NASDAQ Global Select Market. There was no accrued interest payable on the 6.50% Unsecured Notes as of December 31, 2023. The company recognized an extinguishment of debt resulting from the aforementioned principal redemptions of approximately $190,000. The aggregate accrued interest payable on the 6.50% Unsecured Notes as of December 31, 2022 was approximately $12,000. As of December 31, 2022, the Company had unamortized deferred debt issuance costs relating to the 6.50% Unsecured Notes of approximately $0.4 million. The deferred debt issuance costs were amortized over the term of the 6.50% Unsecured Notes and are included in interest expense in the statements of operations.

The cash paid and the effective annualized interest rate for the year ended December 31, 2023 were approximately $2.8 million and 5.76%, respectively. The cash paid and the effective annualized interest rate for the year ended December 31, 2022 were approximately $4.2 million and 7.00%, respectively.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 5. BORROWINGS (cont.)

The aggregate accrued interest payable on the 6.25% Unsecured Notes as of December 31, 2023 was approximately $0.5 million, which was approximately the same as of December 31, 2022. As of December 31, 2023 and 2022, the Company had unamortized deferred debt issuance costs of approximately $0.5 million and $0.8 million, respectively, relating to the 6.25% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 6.25% Unsecured Notes and are included in interest expense in the statements of operations. The cash paid and the effective annualized interest rate for the year ended December 31, 2023 were approximately $2.8 million and 6.77%, respectively. The cash paid and the effective annualized interest rate for the year ended December 31, 2022 were approximately $2.8 million and 6.77%, respectively.

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

The aggregate accrued interest payable on the 5.50% Unsecured Notes as of December 31, 2023 was approximately $0.7 million, which was approximately the same as of December 31, 2022. As of December 31, 2023 and 2022, the Company had unamortized deferred debt issuance costs of approximately $1.8 million and $2.2 million, respectively, relating to the 5.50% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 5.50% Unsecured Notes and are included in interest expense in the statements of operations. The cash paid and the effective annualized interest rate for the year ended December 31, 2023 were approximately $4.4 million and 5.98%, respectively. The cash paid and the effective annualized interest rate for the year ended December 31, 2022 were approximately $4.4 million and 5.98%, respectively.

NOTE 6. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from net investment income per share for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Net increase in net assets resulting from net investment income per common share – basic and diluted:
Net investment income	$27,359,939	$20,687,578	$16,100,195
Weighted average common shares outstanding – basic	53,919,104	49,757,122	49,624,851
Net increase in net assets resulting from net investment income per common share – basic and diluted	$0.51	$0.42	$0.32

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 6. EARNINGS PER SHARE (cont.)

The following table sets forth the computation of basic and diluted net increase/(decrease) in net assets resulting from operations per share for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Net increase/(decrease) in net assets resulting from operations per common share – basic and diluted:
Net increase/(decrease) in net assets resulting from operations	$17,238,028	$(85,554,899)	$39,584,684
Weighted average common shares outstanding – basic	53,919,104	49,757,122	49,624,851
Net increase/(decrease) in net assets resulting from operations per common share – basic and diluted	$0.32	$(1.72)	$0.80

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

As described in greater detail under Item 1. Business — Investment Advisory Agreement — Advisory Fee in this Annual Report on Form 10-K for the year ended December 31, 2023, the Company first calculates the Base Fee and any incentive fee under the terms of the Investment Advisory Agreement, then calculates the Base Fee and any incentive fee under the terms of the fee waiver letter unilaterally adopted by Oxford Square Management, effective April 1, 2016 (the “2016 Fee Waiver”), and, finally, adopts the lower of the two combined results as the total fees payable to Oxford Square Management.

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
DECEMBER 31, 2023

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

The following table represents the portion of the total advisory fee ascribed to the Base Fee (pursuant to the 2016 Fee Waiver calculation) for the years ended December 31, 2023, 2022 and 2021, respectively:

($ in millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Base Fee	$4.6	$5.9	$6.3

The Base Fee payable to Oxford Square Management as of December 31, 2023 and 2022 was approximately $1.0 million and $1.3 million, respectively.

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

•        Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to one-fourth of an annual “hurdle rate.” The annual hurdle rate is determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rates for the 2023, 2022 and 2021 calendar years, calculated as of the immediately preceding December 31, were 8.99%, 6.26%, and 5.36%, respectively, under the terms of the Investment Advisory Agreement. The Company’s net investment income (to the extent not distributed to stockholders) used to calculate the Net Investment Income Incentive Fee was also included in the amount of gross assets used to calculate the 2% Base Fee.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

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
DECEMBER 31, 2023

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

The following table represents the portion of the total advisory fee ascribed to Net Investment Income Incentive Fees (pursuant to the 2016 Fee Waiver calculation) for each of the years ended December 31, 2023, 2022 and 2021, respectively:

($ in millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Net Investment Income Incentive Fee	$3.7	$—	$—

There was no Net Investment Income Incentive Fee payable to Oxford Square Management as of December 31, 2023 and 2022.

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

There were no Capital Gains Incentive Fees based on hypothetical liquidation for the years ended December 31, 2023, 2022 and 2021. There were no accrued Capital Gains Incentive Fees payable to Oxford Square Management as of December 31, 2023 and 2022.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

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

For the years ended December 31, 2023, 2022 and 2021, the Company incurred approximately $825,000, $916,000 and $724,000, respectively, in compensation expenses for the services of employees allocated to the administrative activities of the Company, pursuant to the Administration Agreement with Oxford Funds. In addition, the Company incurred approximately $63,000, $62,000, and $58,000 for facility costs allocated under the Administration Agreement for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, there were no amounts payable under the Administration Agreement. As of December 31, 2022, there was approximately $31,000 payable under the Administration Agreement.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 8. INVESTMENT INCOME

The following table sets forth the components of investment income for the years ended December 31, 2023, 2022 and 2021, respectively:

	December 31, 2023	December 31, 2022	December 31, 2021
Interest Income
Stated interest income	$32,434,732	$23,954,078	$16,142,294
Original issue discount and market discount income	1,094,874	880,671	740,731
Discount income derived from unscheduled remittances at par	62,560	399,566	557,204
Total interest income	33,592,166	25,234,315	17,440,229
Income from securitization vehicles and investments	16,796,699	17,093,203	18,691,631
Other income
Fee letters	649,260	544,267	405,010
Loan prepayment and bond call fees	—	—	300,000
Money market fund income and all other fees	786,056	246,327	338,143
Total other income	1,435,316	790,594	1,043,153
Total investment income	$51,824,181	$43,118,112	$37,175,013

The 1940 Act requires that a BDC offer significant managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the years ended December 31, 2023, 2022 and 2021, the Company received no fee income for managerial assistance.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 10. FINANCIAL HIGHLIGHTS

The following information sets forth the Company’s financial highlights for the years ending December 31, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015, and 2014.

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Per Share Data
Net asset value at beginning of year	$2.78	$4.92	$4.55	$5.12	$6.60	$7.55	$7.50	$6.40	$8.64	$9.85
Net investment income(1)(7)	0.51	0.42	0.32	0.40	0.81	0.67	0.60	0.52	0.66	1.11
Net realized and unrealized gains (losses)(2)(7)	(0.19)	(2.14)	0.47	(0.36)	(1.49)	(0.91)	0.25	1.62	(1.85)	(1.14)
Net change in net asset value from operations	0.32	(1.72)	0.79	0.04	(0.68)	(0.24)	0.85	2.14	(1.19)	(0.03)
Distributions per share from net investment income	(0.54)	(0.42)	(0.42)	(0.61)	(0.80)	(0.73)	(0.66)	(1.06)	(1.14)	(1.00)
Distributions based on weighted average share impact	(0.01)	—	—	—	—	0.01	—	0.01	0.01	(0.03)
Tax return of capital distributions	—	—	—	—	—	(0.07)	(0.14)	(0.10)	—	(0.16)
Total distributions(3)	(0.55)	(0.42)	(0.42)	(0.61)	(0.80)	(0.79)	(0.80)	(1.15)	(1.13)	(1.19)
Effect of shares issued, net of offering expenses	—	—	—	—	—	—	—	—	—	—
Effect of shares issued/repurchased, gross	—	—	—	—	—	0.08	—	0.11	0.08	0.01
Net asset value at end of year	$2.55	$2.78	$4.92	$4.55	$5.12	$6.60	$7.55	$7.50	$6.40	$8.64
Per share market value at beginning of year	$3.12	$4.08	$3.05	$5.44	$6.47	$5.74	$6.61	$6.08	$7.53	$10.34
Per share market value at end of year	$2.86	$3.12	$4.08	$3.05	$5.44	$6.47	$5.74	$6.61	$6.08	$7.53
Total return based on Market Value(4)	9.34%	(14.11)%	47.38%	(31.75)%	(4.14)%	26.95%	(2.01)%	33.29%	(4.35)%	(17.22)%
Total return based on Net Asset Value(5)	11.15%	(34.96)%	17.36%	0.82%	(10.26)%	(1.99)%	11.33%	35.31%	(12.73)%	(0.51)%
Shares outstanding at end of year	59,300,472	49,844,796	49,690,059	49,589,607	48,448,987	47,650,959	51,479,409	51,479,409	56,396,435	60,303,769
Ratios/Supplemental Data(8)
Net assets at end of period (000’s)	$151,309	$138,672	$244,595	$225,427	$247,999	$314,724	$388,419	$385,992	$360,935	$520,813
Average net assets (000’s)	$149,944	$192,785	$242,589	$192,137	$289,373	$369,258	$385,947	$343,328	$487,894	$560,169
Ratio of expenses to average net assets	16.32%	11.64%	8.69%	8.45%	8.35%	6.17%	7.95%	12.38%	9.80%	8.70%
Ratio of net investment income to average net assets	18.25%	10.73%	6.64%	10.26%	13.30%	9.07%	7.96%	7.80%	8.12%	12.24%
Portfolio turnover rate(6)	3.85%	17.09%	11.09%	23.72%	12.75%	35.18%	43.02%	25.73%	24.96%	45.91%

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
DECEMBER 31, 2023

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

(6)      Portfolio turnover rate is calculated using the lesser of the annual investment sales and repayments of principal or annual investment purchases over the average of the total investments at fair value.

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

(8)      The following table provides supplemental performance ratios measured for the years ended December 31, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015, and 2014:
	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Ratio of expenses to average net assets:
Expenses before incentive fees	13.84%	11.64%	8.69%	8.45%	7.14%	4.92%	6.95%	11.57%	10.00%	8.39%
Net Investment Income Incentive Fees	2.47%	—%	—%	—%	1.21%	1.24%	1.00%	0.81%	(0.19)%	1.00%
Capital Gains Incentive Fees	—%	—%	—%	—%	—%	—%	—%	—%	—%	(0.69)%
Ratio of expenses, excluding interest expense, to average net assets	9.10%	5.23%	4.36%	4.35%	4.93%	4.21%	4.61%	7.37%	5.73%	5.17%

Information about our senior securities is shown in the following tables as of the fiscal years ended December 31, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015, and 2014.

Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
5.50% Unsecured Notes
2023	$80,500,000	$2,189	—	$21.96
2022	$80,500,000	$1,714	—	$23.50
2021	$80,500,000	$2,267	—	$25.20

6.25% Unsecured Notes
2023	$44,790,750	$2,189	—	$23.81
2022	$44,790,750	$1,714	—	$24.62
2021	$44,790,750	$2,267	—	$25.55
2020	$44,790,750	$3,044	—	$23.30
2019	$44,790,750	$2,786	—	$25.07

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 10. FINANCIAL HIGHLIGHTS (cont.)

Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
OXSQ Funding 2018, LLC Revolving Credit Facility(5)
2019	$28,090,601	$2,786	—	N/A
2018	$85,679,403	$3,085	—	N/A

6.50% Unsecured Notes(9)
2023	$—	$—	—	$24.90
2022	$64,370,225	$1,714	—	$25.01
2021	$64,370,225	$2,267	—	$25.31
2020	$64,370,225	$3,044	—	$23.65
2019	$64,370,225	$2,786	—	$25.43
2018	$64,370,225	$3,085	—	$25.51
2017	$64,370,225	$7,003	—	$25.90

2017 Convertible Notes(6)
2016	$94,542,000	$2,707	—	N/A
2015	$115,000,000	$2,007	—	N/A
2014	$115,000,000	$2,024	—	N/A

Debt Securitization – TICC 2012-1 CLO LLC Senior Notes(7)
2016	$129,281,817	$2,707	—	N/A
2015	$240,000,000	$2,007	—	N/A
2014	$240,000,000	$2,024	—	N/A

TICC Funding, LLC Revolving Credit Facility(8)
2014	$150,000,000	$2,024	—	N/A

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

(4)      Not applicable for any of the senior securities (except for the 6.50% Unsecured Notes, 6.25% Unsecured Notes, and 5.50% Unsecured Notes) as they are not registered for public trading. For the 6.50% Unsecured Notes, the amounts represent the average of the daily closing prices on the NASDAQ Global Select Market for the period from April 12, 2017 (date of issuance) through December 31, 2017, for the period from January 1, 2023 through December 21, 2023 (date of full principal repayment and delisting from NASDAQ), and for the years ended December 31, 2022, 2021, 2020, 2019, and 2018. For the 6.25% Unsecured Notes, the amounts represent the average of the daily closing prices on the NASDAQ Global Select Market for the period from April 3, 2019 (date of issuance) through December 31, 2019 and for the years ended December 31, 2023, 2022, 2021, and 2020. For the 5.50% Unsecured Notes, the amounts represent the average of the daily closing prices on the NASDAQ Global Select Market for the period from May 20, 2021 (date of issuance) through December 31, 2021 and for the years ended December 31, 2023 and 2022.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 10. FINANCIAL HIGHLIGHTS (cont.)

(5)      The Company fully repaid the OXSQ Funding 2018, LLC Revolving Credit Facility on March 24, 2020.

(6)      The Company fully repaid the 2017 Convertible Notes on November 1, 2017.

(7)      The Company fully repaid the TICC CLO 2012-1 LLC Senior Notes on August 25, 2017.

(8)      The Company fully repaid the TICC Funding, LLC Revolving Credit Facility on December 24, 2015.

(9)      The Company fully repaid the 6.50% Unsecured Notes on December 21, 2023.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs to make distributions of taxable income sufficient to relieve it of substantially all federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on such income. The Company will accrue excise tax on estimated excess taxable income, if any, as required. The Company accrued approximately $750,000 for estimated 2023 excise tax on estimated excess undistributed taxable income. The Company incurred approximately $674,000 in excise tax relating to the tax year ended December 31, 2022. This amount was expensed and paid during the year ended December 31, 2023.

The tax character of distributions declared and paid in 2023 represented, on an estimated basis, $29,503,040 from ordinary income. The tax character of distributions declared and paid in 2022 represented, on an estimated basis, $20,897,611 from ordinary income. The tax character of distributions declared and paid in 2021 represented, on an estimated basis, $20,842,166 from ordinary income.

GAAP requires adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net asset value per share. For 2023, 2022 and 2021, the permanent differences between financial and tax reporting are noted below. These adjustments were the result of book/tax differences in the treatment of unscheduled prepayments, book/tax differences in the treatment of defaulted bonds, extinguishment fees, the treatment of CLO equity investments, non deductible excise tax paid, and adjustment to certain components of net assets from those originally published in quarterly and annual reports to conform to the current period presentation for comparative purposes.

	December 31,
	2023	2022	2021
Adjustment to accumulated net investment income	$9,908,779	$(40,593)	$16,339,454
Adjustment to accumulated net realized (losses)/gains	(8,485,093)	292,765	2,273,510
Adjustment to total distributable earnings/(accumulated losses)	$1,423,686	$252,172	$18,612,964
Adjustment to capital in excess of par value	$(1,423,686)	$(252,172)	$(18,612,964)

The Company has adopted an “opt out” distribution reinvestment plan for its common stockholders. As a result, if the Company makes a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of its common stock, unless they specifically “opt out” of the distribution reinvestment plan so as to receive cash distributions. During the years ended December 31, 2023, 2022 and 2021, the Company issued 309,016, 154,737 and 100,452 shares, respectively, of common stock to stockholders

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 11. DISTRIBUTIONS (cont.)

for approximately $0.9 million, $0.5 million, and $0.4 million, respectively, in connection with the distribution reinvestment plan. During the year ended December 31, 2023 and 2022, the Company’s dividend administrator did not purchase any shares in the open market to satisfy the reinvestment portion of the Company’s dividends. During the year ended December 31, 2021, as part of the Company’s dividend reinvestment plan for its common stockholders, the Company’s dividend administrator purchased 23,202 shares of common stock for approximately $0.1 million in the open market to satisfy the reinvestment portion of the Company’s dividends.

For U.S. federal income tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. These capital losses can be carried forward for an indefinite period and will retain their character as either short-term or long-term capital losses. As of December 31, 2023, the Company had $1,454,528 of short-term capital losses and $127,471,191 of long-term capital losses available to be carried forward for an indefinite period. The tax character of distributions for the year ended December 31, 2023, represented, on an estimated basis, $0.54 per share, from ordinary income. For the year ended December 31, 2023, the amounts and sources of distributions reported are only estimates (based on an average of the reported tax character historically) and are not being provided for U.S. tax reporting purposes. Because the Company believes the historical tax characteristics of distributions is the most useful information which is readily available, the Company has used the average of all years from inception of the Company in providing the estimates herein. However, the timing and character of distributions for federal income tax purposes (which are determined in accordance with the U.S. federal tax rules which may differ from GAAP) may be materially different than the historical information the Company used in providing the estimates herein. The final determination of the source of all distributions in 2023 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

As of December 31, 2023, 2022 and 2021, the estimated components of distributable earnings/(accumulated losses) on a tax basis were as follow:

	December 31,
	2023	2022	2021
Distributable ordinary income	$34,551,675	$30,254,968	$23,110,561
Capital loss carry forward	(128,925,720)	(103,955,360)	(105,858,035)
Unrealized depreciation on investments	(213,031,716)	(221,821,951)	(106,574,531)
Other timing differences	—	(1,042,092)	(1,042,092)
Total accumulated losses	$(307,405,761)	$(296,564,435)	$(190,364,097)

The 2023 amounts will be finalized before filing the U.S. federal income tax return.

NOTE 12. NET ASSET VALUE PER SHARE

The Company’s net asset value per share as of December 31, 2023, and December 31, 2022, was $2.55 and $2.78, respectively. In determining the Company’s net asset value per share, the Board determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 13. SHARE ISSUANCE AND REPURCHASE PROGRAMS

On August 22, 2023, the Company entered into Amendment No. 1 to that certain Equity Distribution Agreement dated August 1, 2019 with Ladenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $150.0 million of our common stock through an At-the-Market (“ATM”) offering. The Company sold a total of 2,695,388 shares of common stock pursuant to the ATM offering during the year ended December 31, 2023. The total amount of capital raised net of underwriting fees and offering costs was approximately $8.0 million during the year ended December 31, 2023. The Company did not sell any shares of common stock under the ATM program during the years ended December 31, 2022 and 2021.

From time to time, the Board may authorize a share repurchase program under which shares are purchased in open market transactions. Since the Company is incorporated in Maryland, MGCL requires share repurchases to be accounted for as a share retirement. The cost of repurchased shares is charged against capital on the settlement date. During the years ended December 31, 2023, 2022, and 2021 the Company was not authorized to repurchase any shares of outstanding common stock.

NOTE 14. STOCKHOLDERS’ EQUITY

On June 22, 2023, the Company completed a transferable rights offering, issuing approximately 6.5 million shares at a subscription price of $2.66 per share. Total proceeds, net of underwriting and offering costs, were approximately $16.0 million. Approximately 1.7 million shares were purchased in the rights offering by affiliates of Oxford Square Management.

NOTE 15. SELECTED QUARTERLY DATA (unaudited)

	Year Ended December 31, 2023
	Quarter Ended December 31	Quarter Ended September 30	Quarter Ended June 30	Quarter Ended March 31
Total Investment Income	$12,324,049	$13,045,354	$13,512,980	$12,941,798
Net Investment Income	7,764,556	6,438,818	6,665,781	6,490,784
Net (decrease)/increase in Net Assets resulting from Operations	(7,310,695)	6,692,836	11,587,404	6,268,483
Net increase in Net Assets resulting from Net Investment Income, per common share, basic and diluted	$0.13	$0.11	$0.13	$0.13
Net (decrease)/increase in Net Assets resulting from Operations, per common share, basic and diluted(1)	$(0.13)	$0.12	$0.23	$0.13

____________

(1)      The summation of quarterly per share amounts may not tie to annual per share amounts due to share issuances and rounding.
	Year Ended December 31, 2022
	Quarter Ended December 31	Quarter Ended September 30	Quarter Ended June 30	Quarter Ended March 31
Total Investment Income	$11,914,559	$11,398,132	$9,939,551	$9,865,870
Net Investment Income	6,537,830	5,555,846	4,343,528	4,250,374
Net decrease in Net Assets resulting from Operations	(22,775,383)	(11,146,916)	(43,435,411)	(8,197,189)
Net increase in Net Assets resulting from Net Investment Income, per common share, basic and diluted	$0.13	$0.11	$0.09	$0.09
Net decrease in Net Assets resulting from Operations, per common share, basic and diluted(1)	$(0.46)	$(0.22)	$(0.87)	$(0.16)

____________

(1)      The summation of quarterly per share amounts may not tie to annual per share amounts due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 15. SELECTED QUARTERLY DATA (unaudited) (cont.)

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

NOTE 16. RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 17. RISKS AND UNCERTAINTIES

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 18. SUBSEQUENT EVENTS

The Board declared the following distributions payable to stockholders as shown below:

Date Declared	Record Dates	Payable Dates	Per Share Distribution Amount Declared
November 2, 2023	January 17, 2024	January 31, 2024	$0.035
November 2, 2023	February 15, 2024	February 29, 2024	$0.035
November 2, 2023	March 15, 2024	March 29, 2024	$0.035
March 14, 2024	April 16, 2024	April 30, 2024	$0.035
March 14, 2024	May 17, 2024	May 31, 2024	$0.035
March 14, 2024	June 14, 2024	June 28, 2024	$0.035

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

Item 9. Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2023 based on the criteria in Internal Control — Integrated Framework issued by COSO.

Attestation Report of the Registered Public Accounting Firm

The independent registered public accounting firm that audited our consolidated financial statements has not issued an audit report on the effectiveness of our internal control over financial reporting, due to exemptions for non-accelerated filers under the Sarbanes-Oxley Act of 2002, as amended.

(c) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

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

Name	Age	Position	Director Since	Term Expires
Interested Directors
Jonathan H. Cohen	59	Chief Executive Officer	2003	2024
Charles M. Royce	84	Director	2003	2026

Independent Directors
Steven P. Novak	76	Chairman of the Board	2003	2026
George Stelljes III	62	Director	2016	2024
Barry Osherow	51	Director	2021	2025

Executive Officers
Saul B. Rosenthal	55	President and Chief Operating Officer
Bruce L. Rubin	64	Chief Financial Officer, Corporate Secretary and Treasurer
Gerald Cummins	69	Chief Compliance Officer

Jonathan H. Cohen has served as Chief Executive Officer of both the Company and Oxford Square Management, and as the managing member of Oxford Funds, since 2003. Mr. Cohen has also served as Chief Executive Officer and Director of Oxford Lane Capital Corp. (NasdaqGS:OXLC), a registered closed-end fund, and as Chief Executive Officer of Oxford Lane Management, since 2010. Since 2023, Mr. Cohen has also served as Chief Executive Officer and Director of Oxford Park Income Fund, Inc., a non-traded registered closed-end fund, and as Chief Executive Officer of Oxford Park Management. Since 2018, Mr. Cohen has also served as the Chief Executive Officer of Oxford Gate Management, the investment adviser to the Oxford Gate Funds and Oxford Bridge II, LLC. Oxford Bridge II, LLC and the Oxford Gate Funds are private investment funds. Previously, Mr. Cohen managed technology equity research groups at Wit Capital, Merrill Lynch, UBS and Smith Barney. Mr. Cohen received a B.A. in Economics from Connecticut College and an M.B.A. from Columbia University. Mr. Cohen’s depth of experience in managerial positions in investment management, securities research and financial services, as well as his intimate knowledge of our business and operations, gives our Board of Directors valuable industry-specific knowledge and expertise on these and other matters.

Steven P. Novak has extensive capital markets, venture, and public company investing experience. He held senior positions at Harris BankCorp, Sanford C Bernstein & Company (now Alliance Bernstein), Forstmann-Leff & Associates, and Unterberg Harris, before founding Palladio Capital Management LLC, where he managed an investment partnership. In addition to his work in finance, Mr. Novak founded Mederi Therapeutics, where he served as Chairman and CFO, to acquire the assets of Curon Medical. Mr. Novak also founded Quisk, Inc., a software firm that built a next-generation mobile payments platform and served as its Chairman and CEO. Mr. Novak currently serves as Chief Financial Officer and Chief Compliance Officer of LMI Group International, Inc., a company that authenticates works of art within a private equity investment model, utilizing both traditional techniques as well as advancing the use of scientific computing in the cultural heritage context. A Chartered Financial Analyst, Mr. Novak is a seasoned Board member at early-stage companies, frequently chairing the Audit Committee. In addition to the aforementioned companies, he served on the Boards of CyberSource, Cytomation, DAKO, and Aperio Technologies, all of which were acquired by other firms. Mr. Novak received a Bachelor of Science degree from Purdue University and an M.B.A. from Harvard University. Mr. Novak’s financial expertise from his experience as a financial manager and varied roles on the boards of both publicly-traded and privately-held companies qualifies him to serve as chairman of our Board of Directors and provides our Board of Directors with particular technology-related knowledge and the perspective of a knowledgeable corporate leader.

Charles M. Royce currently serves as Chairman of the Board of Managers of Royce & Associates, LP. Prior to 2017, Mr. Royce served as Chief Executive Officer of Royce & Associates, LP since 1972. He also manages or co-manages six of Royce & Associates, LP’s open- and closed-end registered funds. Mr. Royce’s history with us, familiarity with our investment platform, and extensive knowledge of the financial services industry and the investment valuation process in particular qualify him to serve as a member of our Board of Directors.

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

Saul B. Rosenthal has served as President since 2004 of the Company and Oxford Square Management, and is a member of Oxford Funds. In addition, Mr. Rosenthal has served as President and a Director of Oxford Lane Capital Corp. (NasdaqGS:OXLC), a registered closed-end fund, and as President of Oxford Lane Management, since 2010. Mr. Rosenthal has also served as President of Oxford Gate Management, the investment adviser to the Oxford Gate Funds, and Oxford Bridge II, LLC, since 2018. Mr. Rosenthal was previously an attorney at the law firm of Shearman & Sterling LLP. Mr. Rosenthal serves on the board of the National Museum of Mathematics. Mr. Rosenthal received a B.S., magna cum laude, from the Wharton School of the University of Pennsylvania, a J.D. from Columbia University Law School, where he was a Harlan Fiske Stone Scholar, and a LL.M. (Taxation) from New York University School of Law.

Bruce L. Rubin has served as the Company’s Chief Financial Officer, Chief Accounting Officer, and Corporate Secretary since August 2015. Mr. Rubin has served as the Company’s Controller from 2005 to 2015 and as its Treasurer since 2009. Mr. Rubin has also served as Oxford Lane Capital Corp.’s Chief Financial Officer, Chief Accounting Officer, and Corporate Secretary since August 2015. Mr. Rubin has served as Oxford Lane Capital Corp.’s Controller from 2005 to 2015 and as its Treasurer since 2009. Since 2023, Mr. Rubin has also served as Chief Financial Officer, Corporate Secretary and Treasurer of Oxford Park Income Fund, Inc., a non-traded registered closed-end fund. Mr. Rubin also currently serves as the Chief Financial Officer and Secretary of Oxford Lane Management, Oxford Square Management, Oxford Park Management, Oxford Funds and Oxford Gate Management. From 1995 to 2003, Mr. Rubin was the Assistant Treasurer & Director of Financial Planning of the New York Mercantile Exchange, Inc., the largest physical commodities futures exchange in the world and has extensive experience with Sarbanes-Oxley, treasury operations and SEC reporting requirements. From 1989 to 1995, Mr. Rubin was a manager in financial operations for the American Stock Exchange, where he was primarily responsible for budgeting matters. Mr. Rubin began his career in commercial banking as an auditor primarily of the commercial lending and municipal bond dealer areas. Mr. Rubin received his BBA in Accounting from Hofstra University where he also obtained his M.B.A. in Finance.

Gerald Cummins has served as the Company’s Chief Compliance Officer since June 2015 pursuant to an agreement between the Company and ACA Group, LLC, a compliance consulting firm. Mr. Cummins also currently serves as the Chief Compliance Officer of Oxford Square Management, Oxford Lane Capital Corp., Oxford Lane Management, LLC, Oxford Funds LLC, and since 2018, Oxford Gate Management, LLC, Mr. Cummins has served as the Chief Compliance Officer of Oxford Park Income Fund, Inc. and Oxford Park Management, since 2023. Mr. Cummins has been a director of ACA Group, LLC since June 2014 and in that capacity he also serves as the Chief Compliance Officer to three unaffiliated BDCs. Prior to joining ACA Group, LLC, Mr. Cummins was a consultant for Barclays Capital Inc. from 2012 to 2013, where he participated in numerous compliance projects on pricing and valuation, compliance assessments, and compliance policy and procedure development. Prior to his consulting work at Barclays, Mr. Cummins was from 2010 to 2011 the Chief Operating Officer and the Chief Compliance Officer for BroadArch Capital and from 2009 to 2011 the Chief Financial Officer and Chief Compliance Officer to its predecessor New Castle Funds, a long-short equity asset manager. Prior to that, Mr. Cummins spent 25 years at Bear Stearns Asset Management (BSAM), where he was a Managing Director and held senior compliance, controllers and operations risk positions. Mr. Cummins graduated with a B.A. in Mathematics from Fordham University.

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

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board implemented since the filing of our Proxy Statement for our 2023 Annual Meeting of Stockholders.

Audit Committee

The Audit Committee operates pursuant to a charter approved by our Board, a copy of which is available on our website at www.oxfordsquarecapital.com. The charter sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include recommending the selection of our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements and periodic filings, and receiving the audit reports covering our financial statements. The Audit Committee is presently composed of three persons: Messrs. Novak, Osherow and Stelljes, all of whom are considered independent under the rules promulgated by the NASDAQ Global Stock Market. Our Board has determined that Mr. Novak is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act. Messrs. Novak, Osherow and Stelljes each meet the current independence and experience requirements of Rule 10A-3 of the Exchange Act and, in addition, are each not an “interested person” of OXSQ as defined in Section 2(a)(19) of the 1940 Act. Mr. Osherow currently serves as Chairman of the Audit Committee. The Audit Committee met on four occasions during 2023.

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

The compensation of our Chief Financial Officer and Corporate Secretary is paid by our administrator, Oxford Funds, subject to reimbursement by us of an allocable portion of such compensation for services rendered by our Chief Financial Officer and Corporate Secretary to the Company. The allocable portion of such compensation that is reimbursed to Oxford Funds by us is based on an estimate of the time spent by our Chief Financial Officer and Corporate Secretary and other administrative personnel in performing their respective duties for us in accordance with the Administration Agreement. For the fiscal year ended December 31, 2023, we accrued approximately $825,000 for the allocable portion of compensation expenses incurred by Oxford Funds on our behalf for our Chief Financial Officer, our Treasurer and Controller, and other administrative support personnel, pursuant to our Administration Agreement with Oxford Funds. Mr. Cummins is a Director of ACA Group, LLC, and performs his functions as our Chief Compliance Officer under the terms of an agreement between us and ACA Group, LLC. For the fiscal year ended December 31, 2023, we accrued approximately $120,000 for the fees paid to ACA Group, LLC.

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

The following table sets forth compensation of our directors for the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash	All Other Compensation(2)	Total
Interested Directors
Jonathan H. Cohen	$—	—	$—
Charles M. Royce	$—	—	$—

Independent Directors(1)
Steven P. Novak	$159,000	—	$159,000
Barry Osherow	$134,000	—	$134,000
George Stelljes III	$136,500	—	$136,500

____________

(1)      For a discussion of the independent directors’ compensation, see above.

(2)      We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.

Compensation Committee

The Compensation Committee operates pursuant to a charter approved by our Board, a copy of which is available on our website at www.oxfordsquarecapital.com. The charter sets forth the responsibilities of the Compensation Committee. The Compensation Committee is responsible for annually reviewing and recommending for approval to our Board the Investment Advisory Agreement and the Administration Agreement. The Compensation Committee is also responsible for reviewing and approving the compensation of the Independent Directors, including the Chairman of the Board. In addition, although we do not directly compensate our executive officers currently, to the extent that we do so in the future, the Compensation Committee would also be responsible for reviewing and evaluating their compensation and making recommendations to the Board regarding their compensation. Lastly, the Compensation Committee would produce a report on our executive compensation practices and policies for inclusion in our proxy statement if required by applicable proxy rules and regulations and, if applicable, make recommendations to the Board on our executive compensation practices and policies. The Compensation Committee has the authority to engage compensation consultants and to delegate their duties and responsibilities to a member or to a subcommittee of the Compensation Committee. The Compensation Committee is presently composed of three persons: Messrs. Novak, Osherow and Stelljes, all of whom are considered independent under the rules of the NASDAQ Global Select Market and are not “interested persons” of Oxford Square Capital Corp. as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Novak serves as Chairman of the Compensation Committee. The Compensation Committee met one time during 2023.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2023 none of the Company’s executive officers served on the Board (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the Compensation Committee of the Company or on the Board of the Company. No current or past executive officers of the Company or its affiliates serve on the Company’s Compensation Committee.

Compensation Committee Report

Currently, none of our executive officers are compensated by the Company and as such the Compensation Committee is not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 14, 2024, the beneficial ownership of each director, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Class(2)
Interested Directors
Jonathan H. Cohen(3)	2,273,755	3.8%
Charles M. Royce(4)	2,127,470	3.6%

Independent Directors
Steven P. Novak(5)	30,001	*
Barry Osherow	1,863	*
George Stelljes III	34,000	*

Executive Officers
Saul B. Rosenthal(3)	2,058,042	3.4%
Bruce L. Rubin	10,949	*
Gerald Cummins	—	—
Executive Officers and Directors as a Group(6)	6,534,814	11%

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

(2)      Based on a total of 59,672,337 shares of our common stock issued and outstanding on March 14, 2024.

(3)      Includes approximately 1,266 shares held by Oxford Funds, which may be deemed to be beneficially owned by Messrs. Cohen and Rosenthal by virtue of their ownership interests therein.

(4)      Mr. Royce may be deemed to beneficially own 1,267,324 held by Royce Family Investments, LLC and 860,146 held by Royce Family Fund, Inc. Mr. Royce disclaims beneficial ownership of any shares directly held by Royce Family Fund, Inc. The address for both of these entities is 745 Fifth Avenue, New York, New York 10151.

(5)      20,001 of these shares are held by Mr. Novak’s spouse, which Mr. Novak may be deemed to beneficially own.

(6)      The approximately 1,266 shares held by Oxford Funds, described in footnote 3 above, are included in the number of shares held by each of Mr. Cohen and Mr. Rosenthal, but are only counted once in the total held by the executive officers and directors as a group.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of March 14, 2024.

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

____________

(1)      The dollar ranges are: None, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or Over $100,000.

(2)      The dollar range of equity securities beneficially owned in us is based on the closing price for our common stock of $3.09 on March 14, 2024 on the NASDAQ Global Select Market. Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

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

Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, at Oxford Gate Management, the investment adviser to the Oxford Gate Funds and Oxford Bridge II, LLC. Oxford Funds is the managing member of Oxford Gate Management. In addition, Bruce L. Rubin serves as the Chief Financial Officer and Secretary, and Gerald Cummins serves as the Chief Compliance Officer, respectively, of Oxford Gate Management.

Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that invests primarily in equity and junior debt tranches of CLO vehicles, and its investment adviser, Oxford Lane Management. Oxford Funds provides Oxford Lane Capital Corp. with office facilities and administrative services pursuant to an administration agreement and also serves as the managing member of Oxford Lane Management. In addition, Bruce L. Rubin serves as the Chief Financial Officer, Treasurer and Corporate Secretary of Oxford Lane Capital Corp. and Chief Financial Officer and Treasurer of Oxford Lane Management, and Mr. Cummins serves as the Chief Compliance Officer of Oxford Lane Capital Corp. and Oxford Lane Management.

Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, at Oxford Park Management, the investment adviser to Oxford Park Income Fund, Inc., a non-diversified closed-end management investment company that invests primarily in equity and junior debt tranches of CLO vehicles. In addition, Bruce L. Rubin serves as the Chief Financial Officer and Secretary, and Gerald Cummins serves as the Chief Compliance Officer, respectively, of Oxford Park Income Fund, Inc. and Oxford Park Management.

As a result, certain conflicts of interest may arise with respect to the management of our portfolio by Messrs. Cohen and Rosenthal on the one hand, and the obligations of Messrs. Cohen and Rosenthal to manage Oxford Lane Capital Corp., Oxford Park Income Fund, Inc., Oxford Bridge II, LLC and the Oxford Gate Funds, respectively, on the other hand.

Oxford Square Management, Oxford Lane Management, Oxford Park Management and Oxford Gate Management are subject to a written policy with respect to the allocation of investment opportunities among the Company, Oxford Lane Capital Corp., Oxford Park Income Fund, Inc., Oxford Bridge II, LLC and the Oxford Gate Funds. Where investments are suitable for more than one entity, the allocation policy generally provides that, depending on size and subject to current and anticipated cash availability, the absolute size of the investment as well as its relative size compared to the total assets of each entity, current and anticipated weighted average costs of capital, among other factors, an investment amount will be determined by the adviser to each entity. If the investment opportunity is sufficient for each entity to receive its investment amount, then each entity receives the investment amount; otherwise, the investment amount is reduced pro rata. On June 14, 2017, the Securities and Exchange Commission issued an order permitting the Company and certain of its affiliates to complete negotiated co-investment transactions in portfolio companies, subject to certain conditions (the “Order”). Subject to satisfaction of certain conditions to the Order, the Company and certain of its affiliates are now permitted, together with any future BDCs, registered closed-end funds and certain private funds, each of whose investment adviser is the Company’s investment adviser or an investment adviser controlling, controlled by, or under common control with the Company’s investment adviser, to co-invest in negotiated investment opportunities where doing so would otherwise be prohibited under the 1940 Act, providing the Company’s stockholders with access to a broader array of investment opportunities. Pursuant to the Order, we are permitted to co-invest in such investment opportunities with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.

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

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2023 and December 31, 2022. PricewaterhouseCoopers LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

For the years ended December 31, 2023 and December 31, 2022, the Company incurred the following fees for services provided by PricewaterhouseCoopers LLP including expenses:

	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Audit Fees	$1,079,903	$895,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees:	$1,079,903	$895,000

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

During the year ended December 31, 2023, the Audit Committee pre-approved 100% of non-audit services in accordance with the pre-approval policy described above.

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

4.4	Form of Global Note with respect to the 6.25% Notes due 2026 (Incorporated by reference to Exhibit 4.5 hereto, and Exhibit A therein)
4.5	Description of registrant’s securities*
4.6

Third Supplemental Indenture, dated as of May 20, 2021, relating to the 5.50% Notes due 2028, by and between Oxford Square Capital Corp. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed May 20, 2021).

4.7	Form of 5.50% Notes due 2028 (Incorporated by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K filed May 20, 2021).
10.1	Investment Advisory Agreement between Registrant and Oxford Square Management, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on July 1, 2011).
10.2	Custodian Agreement between Registrant and U.S. Bank National Association (Incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 10-Q, filed on November 6, 2014).
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
10.6

Equity Distribution Agreement, dated August 1, 2019, by and among Oxford Square Capital Corp., Oxford Square Management, LLC, Oxford Funds, LLC, and Ladenburg Thalmann & Co. Inc. (Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form N-2 (File No. 333-229337) filed on August 1, 2019).

10.7

Amendment No. 1 to the Equity Distribution Agreement, dated as of August 22, 2023, by and among Oxford Square Capital Corp., Oxford Square Management, LLC, Oxford Funds, LLC and Ladenburg Thalmann & Co. Inc., as sales agent (Incorporated by reference to Registrant’s report on Form 8-K filed on August 23, 2023).

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to the Registrant’s report on Form 8-K, filed on March 2, 2017).
21.1	Subsidiaries of Registrant and jurisdiction of incorporation/organization: None
23.1	Consent of PricewaterhouseCoopers LLP*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*
97.1	Oxford Square Capital Corp. Clawback Policy*

____________

*        Filed herewith.

c. Financial statement schedule

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXFORD Square CAPITAL CORP.
Date: March 18, 2024	/s/ Jonathan H. Cohen
Jonathan H. Cohen Chief Executive Officer (Principal Executive Officer)
Date: March 18, 2024	/s/ Bruce L. Rubin
Bruce L. Rubin Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 18, 2024	/s/ Steven P. Novak
Steven P. Novak Chairman of the Board of Directors
Date: March 18, 2024	/s/ Jonathan H. Cohen
Jonathan H. Cohen Chief Executive Officer and Director (Principal Executive Officer)
Date: March 18, 2024	/s/ Barry Osherow
Barry Osherow Director
Date: March 18, 2024	/s/ Charles M. Royce
Charles M. Royce Director
Date: March 18, 2024	/s/ George Stelljes III
George Stelljes III Director