Form 10-Q
period 2024-03-31
Oxford Square Capital Corp.
filed 2024-05-03
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2024
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of May 1, 2024, was 59,721,449.

OXFORD SQUARE CAPITAL CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Non-affiliated/non-control investments (cost: $424,246,447 and $440,069,822, respectively)	$245,936,071	$261,614,335
Affiliated investments (cost: $16,836,822 and $16,836,822, respectively)	4,919,975	5,276,092
Cash and cash equivalents	20,906,690	5,740,553
Interest and distributions receivable	2,615,160	3,976,408
Other assets	910,124	1,060,384
Total assets	$275,288,020	$277,667,772
LIABILITIES
Notes payable – 6.25% Unsecured Notes, net of deferred issuance costs of $485,479 and $543,609, respectively	$44,305,271	$44,247,141
Notes payable – 5.50% Unsecured Notes, net of deferred issuance costs of $1,672,097 and $1,768,219 respectively	78,827,903	78,731,781
Securities purchased not settled	3,997,500	—
Base Fee and Net Investment Income Incentive Fee payable to affiliate	987,816	1,012,389
Accrued interest payable	1,204,487	1,204,487
Accrued expenses	1,552,652	1,163,349
Distributions payable	72,568	—
Total liabilities	130,948,197	126,359,147
COMMITMENTS AND CONTINGENCIES (Note 13)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized; 59,672,337 and 59,300,472 shares issued and outstanding, respectively	596,723	593,005
Capital in excess of par value	459,180,359	458,121,381
Total distributable earnings/(accumulated losses)	(315,437,259)	(307,405,761)
Total net assets	144,339,823	151,308,625
Total liabilities and net assets	$275,288,020	$277,667,772
Net asset value per common share	$2.42	$2.55

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited)
March 31, 2024

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Senior Secured Notes
Business Services
Access CIG, LLC
first lien senior secured notes, 10.33% (SOFR + 5.00%), (0.50% floor) due August 18, 2028(4)(5)(6)(25)	January 18, 2024	$2,194,486	$2,180,053	$2,197,229

Convergint Technologies, LLC
first lien senior secured notes, 10.08% (SOFR + 4.75%), (0.75% floor) due March 31, 2028(4)(5)(6)(14)(25)	November 15, 2022	2,462,499	2,383,823	2,465,577
second lien senior secured notes, 12.19% (SOFR + 6.75%), (0.75% floor) due March 29, 2029(4)(5)(14)(25)	March 18, 2021	11,000,000	10,974,191	10,240,340

Premiere Global Services, Inc.
first lien senior secured notes, 13.00% (Prime Rate + 5.50%), (1.00% floor) due September 9, 2021(4)(5)(6)(16)(17)(29)	October 1, 2019	11,821,914	11,469,896	—
replacement revolver, 13.00% (Prime Rate + 5.50%), (1.00% floor) due April 7, 2023(4)(5)(17)(28)(29)	October 1, 2019	2,452,012	2,378,999	489,056
second lien senior secured notes, 17.00% PIK (Prime Rate + 8.50%) (1.00% floor) due June 6, 2024(3)(4)(5)(17)(29)	October 1, 2019	17,332,459	9,817,795	—

Verifone Systems, Inc.
first lien senior secured notes, 9.59% (SOFR + 4.00%), (0.00% floor) due August 20, 2025(4)(5)(6)(14)(30)	August 9, 2018	14,877,914	14,528,931	13,166,954
Total Business Services			$53,733,688	$28,559,156	19.8%

Diversified Insurance
Affinion Insurance Solutions, Inc. (f/k/a AIS Intermediate, LLC)
first lien senior secured notes, 10.57% (SOFR + 5.00%), (0.00% floor) due August 15, 2025(4)(5)(6)(14)(30)	January 7, 2021	$14,123,207	$13,965,530	$13,752,473
Total Diversified Insurance			$13,965,530	$13,752,473	9.5%

Food and Beverage
Shearer’s Foods, LLC
first lien senior secured notes, 9.33% (SOFR + 4.00%), (0.00% floor) due January 31, 2031(4)(5)(6)(25)	January 31, 2024	$5,000,000	$4,987,534	$5,012,500
Total Food and Beverage			$4,987,534	$5,012,500	3.5%

(continued on next page)

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited) — (continued)
March 31, 2024

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Senior Secured Notes – (continued)
Healthcare
Careismatic Brands, Inc. (f/k/a New Trojan Parent, Inc.)
second lien senior secured notes, 14.69% (SOFR + 9.25%), (0.50% floor) due January 5, 2029(4)(5)(17)(25)	January 22, 2021	$12,000,000	$11,566,849	$60,000

HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)
first lien senior secured notes, 9.94% (SOFR + 4.50%), (0.00% floor) due April 3, 2025(4)(5)(6)(14)(25)	October 31, 2018	18,738,774	18,615,874	13,585,611

Viant Medical Holdings, Inc.
first lien senior secured notes, 9.19% (SOFR + 3.75%), (0.00% floor) due July 2, 2025(4)(5)(6)(14)(25)	June 26, 2018	9,450,000	9,447,367	9,405,113
second lien senior secured notes, 13.19% (SOFR + 7.75%), (0.00% floor) due July 2, 2026(4)(5)(14)(25)	June 26, 2018	5,000,000	4,984,043	4,912,500
Total Healthcare			$44,614,133	$27,963,224	19.4%

Software
Alvaria, Inc. (f/k/a Aspect Software, Inc.)
first lien second out senior secured notes, 6.44% (SOFR + 1.00%) cash, 6.50% PIK, (0.75% floor) due May 5, 2028(3)(4)(5)(15)(25)	March 20, 2024	$2,110,563	$1,565,639	$1,561,817
first lien third out tranche A senior secured notes, 7.44% (SOFR + 2.00%) cash, 5.50% PIK, (0.75% floor) due May 5, 2028(3)(4)(5)(15)(25)	March 20, 2024	4,923,009	2,302,604	2,289,199
first lien third out tranche B senior secured notes, 12.44% (SOFR + 7.00%), (0.75% floor) due May 5, 2028(4)(5)(15)(25)	March 20, 2024	2,800,000	1,544,801	1,540,000
first lien fourth out senior secured notes, 12.44% (SOFR + 7.00%), (0.75% floor) due May 5, 2028(4)(5)(15)(25)	March 20, 2024	2,800,000	703,611	700,000

Dodge Data & Analytics, LLC
first lien senior secured notes, 10.20% (SOFR + 4.75%), (0.50% floor) due February 23, 2029(4)(5)(6)(14)(30)	February 10, 2022	4,912,500	4,855,207	3,979,125
second lien senior secured notes, 13.70% (SOFR + 8.25%), (0.50% floor) due February 25, 2030(4)(5)(14)(30)	February 10, 2022	15,000,000	14,818,420	6,450,000

Help/Systems Holdings, Inc.
first lien senior secured notes, 9.43% (SOFR + 4.00%), (0.75% floor) due November 19, 2026(4)(5)(6)(14)(25)	October 6, 2022	4,435,832	4,228,790	4,297,212
second lien senior secured notes, 12.19% (SOFR + 6.75%), (0.75% floor) due November 19, 2027(4)(5)(14)(30)	October 14, 2021	8,000,000	8,004,117	6,660,000

(continued on next page)

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited) — (continued)
March 31, 2024

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Senior Secured Notes – (continued)
Software – (continued)
Kofax, Inc.
first lien senior secured notes, 10.66% (SOFR + 5.25%), (0.50% floor) due July 20, 2029(4)(5)(6)(30)	February 1, 2023	$6,932,449	$6,475,753	$6,412,515

Magenta Buyer, LLC (f/k/a McAfee Enterprise)
first lien senior secured notes, 10.57% (SOFR + 5.00%), (0.75% floor) due July 27, 2028(4)(5)(6)(30)	May 17, 2022	1,964,824	1,881,616	1,155,434
second lien senior secured notes, 13.82% (SOFR + 8.25%), (0.75% floor) due July 27, 2029(4)(5)(30)	October 20, 2021	14,968,714	14,928,080	4,340,927

Quest Software, Inc.
first lien senior secured notes, 9.71% (SOFR + 4.25%), (0.50% floor) due February 1, 2029(4)(5)(6)(14)(30)	January 20, 2022	2,955,000	2,933,076	2,253,188
second lien senior secured notes, 12.96% (SOFR + 7.50%), (0.50% floor) due February 1, 2030(4)(5)(14)(30)	January 20, 2022	20,000,000	19,761,113	8,500,000

RSA Security, LLC
second lien senior secured notes, 13.19% (SOFR + 7.75%), (0.75% floor) due April 27, 2029(4)(5)(14)(25)	April 16, 2021	15,000,000	14,812,374	8,850,000

Veritas USA, Inc.
first lien senior secured notes, 10.44% (SOFR + 5.00%), (1.00% floor) due September 1, 2025(4)(5)(6)(25)	June 24, 2022	3,945,480	3,562,339	3,640,810
Total Software			$102,377,540	$62,630,227	43.4%

Telecommunication Services
ConvergeOne Holdings, Inc.
first lien senior secured notes, 12.50% (Prime Rate + 4.00%), (0.00% floor) due January 4, 2026(4)(5)(6)(17)(29)	June 4, 2021	$5,239,634	$5,212,216	$995,530
second lien senior secured notes, 16.00% (Prime Rate + 7.50%), (0.00% floor) due January 4, 2027(4)(5)(17)(29)	June 3, 2021	15,000,000	14,562,375	450,000

Global Tel Link Corp.
second lien senior secured notes, 15.33% (SOFR + 10.00%), (0.00% floor) due November 29, 2026(4)(5)(14)(25)	November 20, 2018	17,000,000	16,871,382	14,960,000
Total Telecommunication Services			$36,645,973	$16,405,530	11.4%

Utilities
CLEAResult Consulting, Inc.
second lien senior secured notes, 12.68% (SOFR + 7.25%), (0.00% floor) due August 10, 2026(4)(5)(14)(25)	August 3, 2018	$7,650,000	$7,655,973	$7,410,938
Total Utilities			$7,655,973	$7,410,938	5.1%
Total Senior Secured Notes			$263,980,371	$161,734,048	112.1%

(continued on next page)

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited) — (continued)
March 31, 2024

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Collateralized Loan Obligation – Equity Investments
Structured Finance
Ares XLIV CLO Ltd.
CLO subordinated notes, estimated yield 30.19% due April 15, 2034(9)(11)(12)(18)(24)	December 15, 2023	$5,000,000	$1,404,964	$1,372,488

Atlas Senior Loan Fund XI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 26, 2031(9)(11)(12)(18)(24)(32)	April 5, 2019	5,725,000	2,135,286	286,250

Bain Capital Credit CLO 2017-2, Ltd.
CLO subordinated notes, estimated yield 22.40% due July 25, 2034(9)(11)(12)(18)(24)	January 17, 2024	3,086,500	1,764,509	1,759,305

BlueMountain CLO 2014-2 Ltd.
CLO subordinated notes, estimated yield 0.00% due October 20, 2030(9)(11)(12)(18)(32)	April 3, 2019	6,374,000	1,213,819	701,140

Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 18, 2029(9)(11)(12)(18)(24)(31)(32)	March 19, 2013	6,250,000	544,329	625

Carlyle Global Market Strategies CLO 2021-6, Ltd.
CLO subordinated notes, estimated yield 14.36% due July 17, 2034(9)(11)(12)(14)(18)	June 30, 2021	29,600,000	20,473,519	16,132,000

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 10.33% due April 20, 2034(9)(11)(12)(13)(14)(18)(26)	October 23, 2013	18,000,000	11,853,712	8,230,782

Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 12.61% due April 20, 2034(9)(11)(12)(18)	May 15, 2017	7,700,000	6,296,008	4,620,000

CIFC Funding 2014-3, Ltd.
CLO subordinated notes, estimated yield 2.71% due October 22, 2031(9)(11)(12)(18)(24)	January 24, 2017	10,000,000	3,063,882	1,700,000

Dryden 43 Senior Loan Fund
CLO subordinated notes, estimated yield 16.61% due April 20, 2034(9)(11)(12)(14)(18)	June 1, 2021	47,263,000	27,156,634	20,795,720

Gulf Stream Meridian 4 Ltd.
CLO subordinated notes, estimated yield 24.48% due July 15, 2034(9)(11)(12)(18)(24)	November 15, 2023	3,125,000	1,844,130	1,927,426

Madison Park Funding XVIII, Ltd.
CLO subordinated notes, estimated yield 25.50% due October 21, 2030(9)(11)(12)(18)(24)	May 22, 2020	12,500,000	3,832,288	4,375,000

(continued on next page)

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited) — (continued)
March 31, 2024

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 8.25% due January 22, 2037(9)(11)(12)(18)(24)	May 11, 2016	$5,422,500	$3,134,343	$2,765,475

Octagon Investment Partners 49, Ltd.
CLO subordinated notes, estimated yield 13.76% due January 18, 2033(9)(11)(12)(13)(14)(18)(26)	December 11, 2020	26,375,000	17,359,179	15,314,087

Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 25, 2030(9)(11)(12)(18)(32)	August 1, 2018	45,500,000	20,081,684	455,000

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 17, 2026(9)(11)(12)(18)(24)(32)	January 25, 2013	14,447,790	6,207,075	1,445

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 17, 2028(9)(11)(12)(18)(32)	April 11, 2014	28,500,000	18,179,226	2,850

Venture XVII, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(24)(32)	January 27, 2017	6,200,000	2,321,562	15,500

Venture XX, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(24)(31)(32)	July 27, 2018	3,000,000	332,779	—

Venture 35 CLO, Limited
CLO subordinated notes, estimated yield 35.84% due October 22, 2031(9)(11)(12)(18)	December 7, 2020	5,000,000	1,586,694	900,000

Venture 39 CLO, Limited
CLO subordinated notes, estimated yield 17.53% due April 15, 2033(9)(11)(12)(13)(18)(24)(26)	May 8, 2020	5,906,559	3,281,512	2,671,092

West CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 18, 2026(9)(11)(12)(18)(24)(31)(32)	May 12, 2017	9,250,000	1,127,401	45,325

Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 15, 2029(9)(11)(12)(13)(18)(26)(32)	May 3, 2017	10,500,000	5,071,541	130,513
Total Structured Finance			$160,266,076	$84,202,023	58.3%
Total Collateralized Loan Obligation – Equity Investments			$160,266,076	$84,202,023	58.3%

Common Stock
IT Consulting
UniTek Global Services, Inc.
common equity(7)(27)	January 13, 2015	1,244,188	$684,960	$—
Total IT Consulting			$684,960	$—	0.0%
Total Common Stock			$684,960	$—	0.0%

(continued on next page)

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited) — (continued)
March 31, 2024

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Preferred Stock
IT Consulting
UniTek Global Services, Inc.
Series B Preferred Stock(3)(17)(21)(27)	June 26, 2019	19,396,309	$9,002,159	$—
Series B Senior Preferred Stock(3)(17)(22)(27)	June 26, 2019	10,510,789	4,535,443	—
Series B Super Senior Preferred Stock(3)(17)(23)(27)	June 26, 2019	5,991,932	2,614,260	4,919,975
Total IT Consulting			$16,151,862	$4,919,975	3.4%
Total Preferred Equity			$16,151,862	$4,919,975	3.4%

Total Investments in Securities(8)			$441,083,269	$250,856,046	173.8%

Cash Equivalents
First American Government Obligations Fund – Class Z Shares, 5.20%(14)(19)		20,227,778	$20,227,778	$20,227,778
Total Cash Equivalents			$20,227,778	$20,227,778	14.0%
Total Investments in Securities and Cash Equivalents			$461,311,047	$271,083,824	187.8%

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

(3)      As of March 31, 2024, the portfolio includes $24,366,031 principal amount of debt investments and 35,899,030 shares of preferred stock investments which contain a payment-in-kind (“PIK”) provision.

(4)      Notes bear interest at variable rates and are subject to an interest rate floor where disclosed. The rate disclosed is as of March 31, 2024.

(5)      Cost value reflects accretion of original issue discount or market discount, or amortization of premium.

(6)      Cost value reflects repayment of principal.

(7)      Common stock investments were non-income producing as of March 31, 2024.

(8)      Aggregate gross unrealized appreciation for U.S. federal income tax purposes is $3,424,612; aggregate gross unrealized depreciation for U.S. federal income tax purposes is $217,550,946. Net unrealized depreciation is $214,126,334 based upon an estimated tax cost basis of $464,982,380 as of March 31, 2024.

(9)      Cost reflects accretion of effective yield less any cash distributions received or entitled to be received from collateralized loan obligation (“CLO”) equity investments.

(10)    Totals may not sum due to rounding.

(11)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may include CLO equity side letter related investments within CLO equity subordinated notes line items, and those side letter related investments may represent qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2024, the Company held qualifying assets that represented 69.4% of its total assets.

(12)    Investment not domiciled in the United States.

(13)    Fair value includes the Company’s interest in subordinated fee notes and represents discounted cash flows associated with fees earned from CLO equity investments.

(14)    Aggregate investments represent greater than 5% of net assets.

(15)    On March 20, 2024, Alvaria, Inc. completed a recapitalization, by which the Company was assigned new tranches of a new first lien term loan in exchange for its interests in the first and second lien term loans. The Company exchanged $7.8 million of principal in the former first lien term loan for approximately $2.1 million of the first lien second out exchange term loan and approximately $4.9 million of the first lien third out tranche A exchange term loan. The Company exchanged $7.0 million of principal in the former second lien term loan for $2.8 million of the first lien third out tranche B exchange term loan and $2.8 million of the first lien fourth out exchange term loan. All tranches have characteristics of a traditional first lien senior secured loan, however, the first out, second out, third out and fourth out tranches are given priority with respect to payments of principal in that respective order.

(continued on next page)

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited) — (continued)
March 31, 2024

(16)    The amended stated maturity date is June 8, 2023, however, a springing maturity date of September 9, 2021 is in effect as of March 31, 2024.

(17)    As of March 31, 2024, this debt or preferred equity investment was on non-accrual status and no interest or dividend income has been recognized on this investment during the three months ended March 31, 2024. The aggregate fair value of these investments was approximately $6.9 million.

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

(19)    Represents cash equivalents held in a money market fund as of March 31, 2024.

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

(26)    Cost value reflects amortization.

(27)    These investments are deemed to be an “affiliate,” as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned more than 25% of its voting securities and would be an “affiliate” of a portfolio company if we owned between 5% and 25% of its voting securities. We do not “control” any of our portfolio companies. Fair value as of March 31, 2024 and December 31, 2023 along with transactions during the three months ended March 31, 2024 in these affiliated investments are as follows:

Name of Issuer	Title of Issue	Amount of Interest or Dividends Credited to Income(a)	Fair Value as of December 31, 2023	Gross Additions(b)	Gross Reductions(c)	Net Change in Unrealized Depreciation	Fair Value as of March 31, 2024
AFFILIATED INVESTMENT:
Unitek Global Systems, Inc	Common Stock	$—	$—	$—	$—	$—	$—
	Series B Preferred Stock	—	—	—	—	—	—
	Series B Senior Preferred Stock	—	221,755	—	—	(221,755)	—
	Series B Super Senior Preferred Stock	—	5,054,337	—	—	(134,362)	4,919,975
Total Affiliated Investment		—	5,276,092	—	—	(356,117)	4,919,975
Total Control Investment		—	—	—	—	—	—
TOTAL CONTROL AND AFFILIATED INVESTMENTS		$—	$5,276,092	$—	$—	$(356,117)	$4,919,975

____________

(a)       Represents the total amount of interest or distributions credited to income for the portion of the period an investment was an affiliate investment.

(b)       Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees. For the three months ended March 31, 2024, a total of approximately $1.4 million of PIK dividends were entitled to be received yet deemed uncollectible.

(c)       Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs.

(continued on next page)

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited) — (continued)
March 31, 2024

(28)    As part of a restructuring completed on September 17, 2021, a portion of the Company’s investment in the first lien senior secured notes of Premiere Global Services, Inc. was converted into a like amount of a new revolving credit facility (the “Replacement Revolver”). On March 15, 2023, the maturity date of the Replacement Revolver was amended from March 15, 2023 to April 7, 2023. The cost basis of the Replacement Revolver was established by allocating a portion of the cost basis from the first lien senior secured notes pro-rata based on the amount of principal that was converted from the first lien senior secured notes to the Replacement Revolver. The Replacement Revolver has no unfunded commitment and is on non-accrual status as of March 31, 2024.

(29)    Note bears interest at the stated rate, plus the the Wall Street Journal quoted Prime Rate.

(30)    The principal balance outstanding for this debt investment, in whole or in part, is indexed to 90-day SOFR.

(31)    The CLO equity investment was optionally redeemed. Expected value of residual distributions, once received, is anticipated to be recognized as return of capital, pending any remaining amortized cost, and/or realized gain for any amounts received in excess of such amortized cost.

(32)    As of March 31, 2024, the effective yield has been estimated to be 0%. The aggregate projected amount of future recurring distributions and terminal principal payment is less than the amortized investment cost.

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS

December 31, 2023

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Senior Secured Notes
Business Services
Access CIG, LLC
second lien senior secured notes, 13.39% (SOFR + 7.75%), (0.00% floor) due February 27, 2026(4)(5)(14)(30)	February 14, 2018	$16,754,000	$16,787,194	$16,670,230

Convergint Technologies, LLC
first lien senior secured notes, 10.11% (SOFR + 4.75%), (0.75% floor) due March 31, 2028(4)(5)(6)(14)(25)	November 15, 2022	2,468,749	2,385,311	2,462,577
second lien senior secured notes, 12.22% (SOFR + 6.75%), (0.75% floor) due March 29, 2029(4)(5)(14)(25)	March 18, 2021	11,000,000	10,967,876	9,881,630

Premiere Global Services, Inc.
first lien senior secured notes, 13.00% (Prime Rate + 5.50%), (1.00% floor) due September 9, 2021(4)(5)(6)(16)(17)(29)	October 1, 2019	11,821,914	11,469,896	—
replacement revolver, 13.00% (Prime Rate + 5.50%), (1.00% floor) due April 7, 2023(4)(5)(17)(28)(29)	October 1, 2019	2,452,012	2,378,999	494,129
second lien senior secured notes, 17.00% PIK (Prime Rate + 8.50%) (1.00% floor) due June 6, 2024(3)(4)(5)(17)(29)	October 1, 2019	16,649,364	9,817,795	—

Verifone Systems, Inc.
first lien senior secured notes, 9.64% (SOFR + 4.00%), (0.00% floor) due August 20, 2025(4)(5)(6)(14)(30)	August 9, 2018	13,917,169	13,532,801	13,534,447
Total Business Services			$67,339,872	$43,043,013	28.4%

Diversified Insurance
Affinion Insurance Solutions, Inc. (f/k/a AIS Intermediate, LLC)
first lien senior secured notes, 10.64% (SOFR + 5.00%), (0.00% floor) due August 15, 2025(4)(5)(6)(14)(30)	January 7, 2021	14,454,220	$14,262,497	$13,876,051
Total Diversified Insurance			$14,262,497	$13,876,051	9.2%

Healthcare
Careismatic Brands, Inc. (f/k/a New Trojan Parent, Inc.)
second lien senior secured notes, 12.72% (SOFR + 7.25%), (0.50% floor) due January 5, 2029(4)(5)(25)(31)	January 22, 2021	12,000,000	11,566,849	1,200,000

HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)
first lien senior secured notes, 9.97% (SOFR + 4.50%), (0.00% floor) due April 3, 2025(4)(5)(6)(14)(25)	October 31, 2018	18,800,583	18,646,324	12,995,903

(continued on next page)

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2023

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Senior Secured Notes – (continued)
Healthcare – (continued)
Viant Medical Holdings, Inc.
first lien senior secured notes, 9.22% (SOFR + 3.75%), (0.00% floor) due July 2, 2025(4)(5)(6)(14)(25)	June 26, 2018	$9,475,000	$9,471,702	$9,380,250
second lien senior secured notes, 13.22% (SOFR + 7.75%), (0.00% floor) due July 2, 2026(4)(5)(14)(25)	June 26, 2018	5,000,000	4,980,592	4,812,500
Total Healthcare			$44,665,467	$28,388,653	18.8%

Software
Alvaria, Inc. (f/k/a Aspect Software, Inc.)
first lien senior secured notes, 10.88% (SOFR + 5.25%), (0.75% floor) due May 8, 2028(4)(5)(6)(30)	May 18, 2021	7,800,000	7,711,498	4,602,000
second lien senior secured notes, 14.64% (SOFR + 9.00%), (0.75% floor) due May 7, 2029(4)(5)(30)	May 3, 2021	7,000,000	6,834,961	2,263,310

Dodge Data & Analytics, LLC
first lien senior secured notes, 10.25% (SOFR + 4.75%), (0.50% floor) due February 23, 2029(4)(5)(6)(14)(30)	February 10, 2022	4,925,000	4,865,132	3,841,500
second lien senior secured notes, 13.75% (SOFR + 8.25%), (0.50% floor) due February 25, 2030(4)(5)(14)(30)	February 10, 2022	15,000,000	14,812,653	6,600,000

Help/Systems Holdings, Inc.
first lien senior secured notes, 9.48% (SOFR + 4.00%), (0.75% floor) due November 19, 2026(4)(5)(6)(14)(30)	October 6, 2022	4,447,383	4,221,424	4,213,895
second lien senior secured notes, 12.35% (SOFR + 6.75%), (0.75% floor) due November 19, 2027(4)(5)(14)(15)	October 14, 2021	8,000,000	8,004,733	6,470,000

Kofax, Inc.
first lien senior secured notes, 10.73% (SOFR + 5.25%), (0.50% floor) due July 20, 2029(4)(5)(6)(30)	February 1, 2023	4,950,000	4,648,421	4,455,000

Magenta Buyer, LLC (f/k/a McAfee Enterprise)
first lien senior secured notes, 10.64% (SOFR + 5.00%), (0.75% floor) due July 27, 2028(4)(5)(6)(30)	May 17, 2022	1,969,849	1,882,462	1,398,593
second lien senior secured notes, 13.89% (SOFR + 8.25%), (0.75% floor) due July 27, 2029(4)(5)(30)	October 20, 2021	14,968,714	14,925,574	5,688,111

Quest Software, Inc.
first lien senior secured notes, 9.78% (SOFR + 4.25%), (0.50% floor) due February 1, 2029(4)(5)(6)(14)(30)	January 20, 2022	2,962,500	2,939,084	2,295,938
second lien senior secured notes, 13.03% (SOFR + 7.50%), (0.50% floor) due February 1, 2030(4)(5)(14)(30)	January 20, 2022	20,000,000	19,749,583	11,814,200

(continued on next page)

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2023

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Senior Secured Notes – (continued)
Software – (continued)
RSA Security, LLC
second lien senior secured notes, 13.22% (SOFR + 7.75%), (0.75% floor) due April 27, 2029(4)(5)(14)(25)	April 16, 2021	$15,000,000	$14,799,154	$9,075,000

Veritas USA, Inc.
first lien senior secured notes, 10.47% (SOFR + 5.00%), (1.00% floor) due September 1, 2025(4)(5)(6)(25)	June 24, 2022	3,955,675	3,512,524	3,293,099
Total Software			$108,907,203	$66,010,646	43.6%

Telecommunication Services
ConvergeOne Holdings, Inc.
first lien senior secured notes, 12.50% (Prime Rate + 4.00%), (0.00% floor) due January 4, 2026(4)(5)(6)(29)	June 4, 2021	5,239,634	5,212,216	2,901,447
second lien senior secured notes, 16.00% (Prime Rate + 7.50%), (0.00% floor) due January 4, 2027(4)(5)(29)	June 3, 2021	15,000,000	14,562,375	3,028,200

Global Tel Link Corp.
second lien senior secured notes, 15.53% (SOFR + 10.00%), (0.00% floor) due November 29, 2026(4)(5)(14)(30)	November 20, 2018	17,000,000	16,853,072	14,960,000
Total Telecommunication Services			$36,627,663	$20,889,647	13.8%

Utilities
CLEAResult Consulting, Inc.
second lien senior secured notes, 12.71% (SOFR + 7.25%), (0.00% floor) due August 10, 2026(4)(5)(25)	August 3, 2018	7,650,000	$7,656,195	$7,248,375
Total Utilities			$7,656,195	$7,248,375	4.8%
Total Senior Secured Notes			$279,458,897	$179,456,385	118.6%

Collateralized Loan Obligation – Equity Investments
Structured Finance
Ares XLIV CLO Ltd.
CLO subordinated notes, estimated yield 20.16% due April 15, 2034(9)(11)(12)(18)(24)	December 15, 2023	5,000,000	1,425,478	1,432,607

Atlas Senior Loan Fund XI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 26, 2031(9)(11)(12)(18)(24)	April 5, 2019	5,725,000	2,135,286	400,750

BlueMountain CLO 2014-2 Ltd.
CLO subordinated notes, estimated yield 7.29% due October 20, 2030(9)(11)(12)(18)	April 3, 2019	6,374,000	1,348,136	701,140

Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 18, 2029(9)(11)(12)(18)(24)(32)	March 19, 2013	6,250,000	544,329	625

Carlyle Global Market Strategies CLO 2021-6, Ltd.
CLO subordinated notes, estimated yield 14.85% due July 17, 2034(9)(11)(12)(14)(18)	June 30, 2021	29,600,000	20,677,311	17,612,000

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

____________

(1)      The Company generally acquires its investments in transactions not subject to registration under the Securities Act. These investments are generally subject to restrictions as “restricted securities” (within the meaning of the Securities Act). Unless otherwise noted, all securities were acquired in transactions not subject to registration under the Securities Act.

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

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2023

(27)    These investments are deemed to be an “affiliate,” as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned more than 25% of its voting securities and would be an “affiliate” of a portfolio company if we owned between 5% and 25% of its voting securities. We do not “control” any of our portfolio companies. Fair value as of December 31, 2022 and December 31, 2023 along with transactions during the twelve months ended December 31, 2023 in these affiliated investments are as follows:

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

(b)       Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees. For the twelve months ended December 31, 2023, a total of approximately $5.0 million of PIK dividends were entitled to be received yet deemed uncollectible.

(c)       Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs.

(28)    As part of a restructuring completed on September 17, 2021, a portion of the Company’s investment in the first lien senior secured notes of Premiere Global Services, Inc. was converted into a like amount of the Replacement Revolver. On March 15, 2023, the maturity date of the Replacement Revolver was amended from March 15, 2023 to April 7, 2023. The cost basis of the Replacement Revolver was established by allocating a portion of the cost basis from the first lien senior secured notes pro-rata based on the amount of principal that was converted from the first lien senior secured notes to the Replacement Revolver. The Replacement Revolver has no unfunded commitment and is on non-accrual status as of December 31, 2023.

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

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$6,421,047	$8,294,160
Income from securitization vehicles and investments	3,932,374	4,379,495
Other income	324,003	268,143
Total investment income from non-affiliated/non-control investments	10,677,424	12,941,798
Total investment income	10,677,424	12,941,798
EXPENSES
Interest expense	1,960,982	3,085,366
Base Fee	987,816	1,159,646
Professional fees	311,747	335,880
Compensation expense	206,898	266,965
General and administrative	346,625	373,173
Total expenses before incentive fees	3,814,068	5,221,030
Net Investment Income Incentive Fees	—	1,229,984
Capital gains incentive fees	—	—
Total incentive fees	—	1,229,984
Total expenses	3,814,068	6,451,014
Net investment income before taxes	6,863,356	6,490,784
Excise tax	325,800	—
Net investment income after taxes	6,537,556	6,490,784
NET UNREALIZED APPRECIATION/(DEPRECIATION) AND REALIZED GAINS/(LOSSES) ON INVESTMENT TRANSACTIONS
Net change in unrealized appreciation/(depreciation) on investments:
Non-Affiliate/non-control investments	145,111	(942,790)
Affiliated investments	(356,117)	720,489
Total net change in unrealized depreciation on investments	(211,006)	(222,301)
Net realized losses:
Non-affiliated/non-control investments	(8,094,940)	—
Total net realized losses	(8,094,940)	—
Net (decrease)/increase in net assets resulting from operations	$(1,768,390)	$6,268,483
Net increase in net assets resulting from net investment income per common share (Basic and Diluted):	$0.11	$0.13
Net (decrease)/increase in net assets resulting from operations per common share (Basic and Diluted):	$(0.03)	$0.13
Weighted average shares of common stock outstanding (Basic and Diluted):	59,639,285	49,858,366
Distributions per share	$0.105	$0.105

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
(Decrease)/increase in net assets from operations:
Net investment income	$6,537,556	$6,490,784
Net change in unrealized depreciation on investments	(211,006)	(222,301)
Net realized losses	(8,094,940)	—
Net (decrease)/increase in net assets resulting from operations	(1,768,390)	6,268,483
Distributions to stockholders
Distributions from net investment income	(6,263,108)	(5,235,080)
Total distributions to stockholders	(6,263,108)	(5,235,080)

Capital share transactions:
Issuance of common stock (net of underwriting fees and offering costs of $9,493 and $-, respectively)	923,460	—
Reinvestment of distributions	139,236	133,783
Net increase in net assets from capital share transactions	1,062,696	133,783
Total (decrease)/increase in net assets	(6,968,802)	1,167,186
Net assets at beginning of year	151,308,625	138,671,962
Net assets at end of year	$144,339,823	$139,839,148

Capital share activity:
Shares issued	324,122	—
Shares issued from reinvestment of distributions	47,743	41,158
Net increase in capital share activity	371,865	41,158

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease)/increase in net assets resulting from operations	$(1,768,390)	$6,268,483
Adjustments to reconcile net (decrease)/increase in net assets resulting from operations to net cash provided by operating activities:
Accretion of discounts on investments	(302,275)	(340,019)
Accretion of discount on notes payable and deferred debt issuance costs	154,252	232,621
Non-cash interest income due to PIK	(13,572)	—
Purchases of investments	(8,101,869)	(3,525,000)
Repayments of principal	17,914,419	318,680
Proceeds from the sale of investments	1,390,625	—
Net realized losses on investments	8,094,940	—
Reductions to CLO equity cost value	838,607	3,009,028
Net change in unrealized depreciation on investments	211,006	222,301
Decrease/(increase) in interest and distributions receivable	1,361,248	(555,237)
Decrease in other assets	150,260	49,265
(Decrease)/increase in Base Fee and Net Investment Income Incentive Fee payable	(24,573)	1,066,057
Increase in accrued expenses	389,303	99,121
Net cash provided by operating activities	20,293,981	6,845,300

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid (net of stock issued under distribution reinvestment plan of $139,236 and $133,783, respectively, and distributions payable of $72,568 and $-, respectively)	(6,051,304)	(5,101,297)
Proceeds from issuance of common stock	932,953	—
Underwriting fees and offering costs for the issuance of common stock	(9,493)	—
Net cash used in financing activities	(5,127,844)	(5,101,297)
Net increase in cash and cash equivalents	15,166,137	1,744,003
Cash and cash equivalents, beginning of year	5,740,553	9,019,164
Cash and cash equivalents, end of year	$20,906,690	$10,763,167

NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with distribution reinvestment plan	$139,236	$133,783
Distributions payable	$72,568	$—

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,806,730	$2,852,747
Securities purchased not settled	$3,997,500	$4,657,500

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2024
(unaudited)

NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim financial statements of Oxford Square Capital Corp. (“OXSQ” or the “Company”), are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of the results for the interim period included herein. The current period’s results of operations are not necessarily indicative of results that may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on March 19, 2024.

NOTE 2. ORGANIZATION

The Company was incorporated under the General Corporation Laws of the State of Maryland (“MGCL”) on July 21, 2003 and is a closed-end investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated for tax purposes as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with its 2003 taxable year. The Company’s investment objective is to maximize its total return, by investing primarily in corporate debt securities and, to a lesser extent, collateralized loan obligation (“CLO”) structured finance investments that own corporate debt securities.

The Company’s investment activities are managed by Oxford Square Management, LLC (“Oxford Square Management”). Oxford Square Management is an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Oxford Square Management is owned by Oxford Funds, LLC (“Oxford Funds”), its managing member, and Charles M. Royce, a member of the Company’s Board of Directors (the “Board” or “Board of Directors”) who holds a minority, non-controlling interest in Oxford Square Management. Under the investment advisory agreement with Oxford Square Management (the “Investment Advisory Agreement”), the Company has agreed to pay Oxford Square Management an annual base investment advisory fee (the “Base Fee”) based on its gross assets as well as an incentive fee based on its performance. For further details, please refer to “Note 7. Related Party Transactions.”

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
March 31, 2024
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

INVESTMENT VALUATION

The Company determines its investment portfolio at fair value in accordance with the provisions of ASC 820, Fair Value Measurement (“ASC 820”) and Rule 2a-5 under the 1940 Act (“Rule 2a-5”). Estimates made in the preparation of the Company’s financial statements include the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. The Company believes that there is no single definitive method for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments the Company makes. The Company values its investments for which market quotations are not readily available at fair value as determined in good faith by the Board on at least a quarterly basis. ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, all of the Company’s investments are based upon Level 3 inputs as of March 31, 2024 and December 31, 2023.

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
March 31, 2024
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

Bilateral Investments (Including Equity)

Bilateral investments (as defined below) for which market quotations are readily available are valued by an independent pricing agent or market maker. If such market quotations are not readily available, under the valuation procedures approved by the Board, upon the recommendation of the Valuation Committee, a third-party valuation

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2024
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

firm will prepare valuations for each of the Company’s bilateral investments that, when combined with all other investments in the same portfolio company, have a value as of the previous quarter of greater than or equal to 2.0% of its total assets as of the previous quarter. In addition, in those instances where a third-party valuation is prepared for a portfolio investment which meets the parameters noted above, the frequency of those third-party valuations is based upon the grade assigned to each such security under its credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. Bilateral investments which do not meet the parameters above are not required to have a third-party valuation and, in those instances, a valuation analysis will be prepared by Oxford Square Management. All information is presented to the Board for its determination of fair value of these investments.

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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of March 31, 2024, the Company had six debt investments in three portfolio companies that were on non-accrual status. As of December 31, 2023, the Company had four debt investments in two portfolio companies that were on non-accrual status.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2024
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

PIK investments on non-accrual status are restored to accrual status once it becomes probable that such PIK will be ultimately collectible in cash. For the three months ended March 31, 2024, approximately $14,000 of PIK was recognized as interest income. For the three months ended March 31, 2023, no PIK interest was recognized as interest income. For the three months ended March 31, 2024 and 2023, the Company did not recognize PIK dividend income on its preferred stock investments.

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

The Company also records income on its investments in CLO warehouse facilities based on a stated rate per the underlying note purchase agreement plus accrued interest or, if there is no stated rate, then an estimated rate is calculated using a base case model projecting the timing of the ramp-up of the CLO warehouse facility. For the three months ended March 31, 2024 and 2023, no income was recognized related to CLO warehouse facilities. As of March 31, 2024 and December 31, 2023, the Company did not hold any investments in CLO warehouse facilities.

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

Preferred Stock Dividends

The Company holds preferred stock investments in its portfolio that contain cumulative preferred dividends that accumulate quarterly. The Company will generally record cumulative preferred dividends as investment income when they are received or declared by the portfolio company’s board of directors or upon any voluntary or involuntary liquidation, dissolution or winding up of the portfolio company, and are collectible. There were no cumulative preferred dividends recorded as dividend income during the three months ended March 31, 2024 and 2023, as the Company deemed them to be uncollectible.

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
March 31, 2024
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

The Company recognizes the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained, assuming examination by tax authorities. Through March 31, 2024, management has analyzed the Company’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions expected to be taken in the Company’s 2023 or 2024 tax returns. The Company identifies its major tax jurisdictions as U.S. Federal and the state of Connecticut. The Company did not have any uncertain tax positions that met the recognition measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2024
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

have any unrecognized tax benefits as of the periods presented herein. The Company files tax returns with the Internal Revenue Service and the state of Connecticut. Generally, each of the tax years in the four-year period ended March 31, 2024 remains subject to examination by taxing authorities.

For tax purposes, the cost basis of the portfolio investments as of March 31, 2024 and December 31, 2023, was approximately $464,982,380 and $479,922,143, respectively.

NOTE 4. FAIR VALUE

The Company’s assets measured at fair value by investment type on a recurring basis as of March 31, 2024 were as follows:

	Fair Value Measurements at Reporting Date Using			Total
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior Secured Notes	$—	$—	$161.7	$161.7
CLO Equity	—	—	84.2	84.2
Equity and Other Investments	—	—	4.9	4.9
Total Investments at fair value(1)	—	—	250.9	250.9
Cash equivalents	20.2	—	—	20.2
Total assets at fair value	$20.2	$—	$250.9	$271.1

____________

(1)      Totals may not sum due to rounding

The Company’s assets measured at fair value by investment type on a recurring basis as of December 31, 2023 were as follows:

	Fair Value Measurements at Reporting Date Using			Total(1)
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior Secured Notes	$—	$—	$179.5	$179.5
CLO Equity	—	—	82.2	82.2
Equity and Other Investments	—	—	5.3	5.3
Total Investments at fair value(1)	—	—	266.9	266.9
Cash equivalents	4.6	—	—	4.6
Total assets at fair value	$4.6	$—	$266.9	$271.5

____________

(1)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2024
(unaudited)

NOTE 4. FAIR VALUE (cont.)

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2024 and December 31, 2023, respectively. The Company’s Valuation Policy, which was previously approved by the Board, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or Oxford Square Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the tables below are based on fair values for all debt related calculations and CLO equity.

	Quantitative Information about Level 3 Fair Value Measurements				Impact to Fair Value from an Increase in Input(2)
Assets ($ in millions)	Fair Value as of March 31, 2024(11)	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(1)
Senior Secured Notes	$161.2	Market quotes	NBIB(3)	3.0% – 100.3%/67.6%	NA
	0.1	Recent transactions	Actual trade/payoff(4)	0.5%/ncm(5)	NA
	0.5	Liquidation Net Asset Value	NBIB(3)	0.0% – 19.9%/1.6%	NA
CLO equity	82.8	Market quotes	NBIB(3)	0.0% – 61.7%/28.0%	NA
	1.4	Discounted cash flow(6)	Discount rate(7)	16.8% – 27.9%/20.2%	Decrease
	0.0	Liquidation Net Asset Value(10)	NBIB(3)	0.0% – 0.5%/0.2%	NA
Equity/Other Investments	4.9	Enterprise value(8)	LTM EBITDA(9)	$37.4 million/ncm(5)	Increase
			Market multiples(9)	7.8x – 8.8x/8.3x	Increase
Total Fair Value for Level 3 Investments	$250.9

____________

(1)      Weighted averages are calculated based on fair value of investments.

(2)      The impact on the fair value measurement of an increase in each unobservable input is in isolation. The discount rate is the rate used to discount future cash flows in a discounted cash flow calculation. An increase in the discount rate, in isolation, would result in a decrease in the fair value measurement. Market multiples refer to the input (often derived from the value of a comparable company) that is multiplied by the historic and/or expected EBITDA of a company in order to estimate the company’s value. An increase in the Market Multiples/EBITDA, in isolation, would result in an increase in the fair value measurement.

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
March 31, 2024
(unaudited)

NOTE 4. FAIR VALUE (cont.)

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

(11)    Totals may not sum due to rounding.
	Quantitative Information about Level 3 Fair Value Measurements				Impact to Fair Value from an Increase in Input(2)
Assets ($ in millions)	Fair Value as of December 31, 2023	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(1)
Senior Secured Notes	$179.0	Market quotes	NBIB(3)	10.0% – 99.8%/68.9%	NA
	0.5	Liquidation Net Asset Value	NBIB(3)	0.0% – 20.2%/1.6%	NA
CLO equity	70.8	Market quotes	NBIB(3)	0.0% – 61.0%/26.1%	NA
	10.5	Yield Analysis	Yield	12.4% – 22.6%/20.2%	Decrease
	0.8	Discounted cash flow(6)	Discount rate(7)	22.2% – 35.5%/23.6%	Decrease
	0.0	Liquidation Net Asset Value(10)	NBIB(3)	0.0% – 0.3%/0.2%	NA
Equity	5.3	Enterprise value(8)	LTM EBITDA(9)	$40.3 million/ncm(5)	Increase
			Market multiples(9)	7.3x – 8.3x/7.8x	Increase
Total Fair Value for Level 3 Investments	$266.9

____________

(1)      Weighted averages are calculated based on fair value of investments.

(2)      The impact on the fair value measurement of an increase in each unobservable input is in isolation. The discount rate is the rate used to discount future cash flows in a discounted cash flow calculation. An increase in the discount rate, in isolation, would result in a decrease in the fair value measurement. Market multiples refer to the input (often derived from the value of a comparable company) that is multiplied by the historic and/or expected EBITDA of a company in order to estimate the company’s value. An increase in the Market Multiples/EBITDA, in isolation, would result in an increase in the fair value measurement. Yield analysis refers to determining a yield through projected, discounted future cash flows. Once the yield is calculated, that yield corresponds to a specific fair value. An increase to the yield, in isolation, would result in a decrease in the fair value measurement.

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

NOTES TO FINANCIAL STATEMENTS
March 31, 2024
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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2024, and the level of each financial liability within the fair value hierarchy:

($ in millions)	Carrying Value(1)	Fair Value(2)	Level 1	Level 2	Level 3
6.25% Unsecured Notes	44.3	43.7	—	43.7	—
5.50% Unsecured Notes	78.8	73.5	—	73.5	—
Total(3)	$123.1	$117.1	$—	$117.1	$—

____________

(1)      Carrying value is net of unamortized deferred debt issuance costs. Unamortized deferred debt issuance costs associated with the 6.25% Unsecured Notes totaled approximately $0.5 million as of March 31, 2024. Unamortized deferred debt issuance costs associated with the 5.50% Unsecured Notes totaled approximately $1.7 million as of March 31, 2024.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2024
(unaudited)

NOTE 4. FAIR VALUE (cont.)

(2)      For the 6.25% Unsecured Notes and 5.50% Unsecured Notes, fair value is based upon the closing price on the last day of the period. The 6.25% Unsecured Notes and 5.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQZ”, and “OXSQG”, respectively).

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

(3)      Totals may not sum due to rounding.

A reconciliation of the fair value of investments for the three months ended March 31, 2024, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Equity	Equity and Other Investments	Total(2)
Balance at December 31, 2023	$179.5	$82.2	$5.3	$266.9
Net realized losses included in earnings	(7.9)	(0.2)	—	(8.1)
Net unrealized (depreciation)/appreciation included in earnings(2)	(2.2)	2.4	(0.4)	(0.2)
Accretion of discount	0.3	—	—	0.3
Purchases	10.0	2.1	—	12.1
Repayments and Sales(2)	(17.9)	(1.4)	—	(19.3)
Reductions to CLO Equity cost value(1)	—	(0.8)	—	(0.8)
Transfers in and/or (out) of level 3	—	—	—	—
Balance at March 31, 2024(2)	$161.7	$84.2	$4.9	$250.9
Net change in unrealized depreciation on Level 3 investments still held as of March 31, 2024	$(9.9)	$1.9	$(0.4)	$(8.4)

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2024
(unaudited)

NOTE 4. FAIR VALUE (cont.)

____________

(1)      Reduction to CLO equity cost value of approximately $0.8 million represented the distributions received, or entitled to be received, on the Company’s investments held in CLO equity subordinated and income notes of approximately $4.8 million, plus the amortization of cost of the Company’s CLO fee notes of approximately $5,000, less the effective yield interest income recognized on the Company’s CLO equity subordinated and income notes of approximately $3.9 million.

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

(2)      Totals may not sum due to rounding.

The following table shows the fair value of the Company’s portfolio of investments by asset class as of March 31, 2024 and December 31, 2023:

($ in millions)	March 31, 2024		December 31, 2023
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$161.7	64.4%	$179.5	67.2%
CLO Equity	84.2	33.6%	82.2	30.8%
Equity and Other Investments	4.9	2.0%	5.3	2.0%
Total(1)	$250.9	100.0%	$266.9	100.0%

____________

(1)      Totals may not sum due to rounding.

NOTE 5. CASH AND CASH EQUIVALENTS

At March 31, 2024 and December 31, 2023, respectively, cash and cash equivalents were as follows:

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2024
(unaudited)

	March 31, 2024	December 31, 2023
Cash	$678,912	$1,160,664
Cash Equivalents	20,227,778	4,579,889
Total Cash and Cash Equivalents	$20,906,690	$5,740,553

For further details regarding the composition of cash, cash equivalents and restricted cash refer to “Note 3. Summary of Significant Accounting Policies.”

NOTE 6. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%, immediately after such borrowing. As of March 31, 2024 and December 31, 2023, the Company’s asset coverage for borrowed amounts was 213% and 219%, respectively.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of March 31, 2024 and December 31, 2023. The fair value of the 6.25% Unsecured Notes is based upon the closing price on the last day of the period. The 6.25% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQZ”). The fair value of the 5.50% Unsecured Notes is based upon the closing price on the last day of the period. The 5.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQG”).

($ in millions)	As of
	March 31, 2024			December 31, 2023
	Principal Amount	Carrying Value(1)	Fair Value	Principal Amount	Carrying Value(1)	Fair Value
6.25% Unsecured Notes	$44.8	$44.3	$43.7	$44.8	$44.2	$42.9
5.50% Unsecured Notes	80.5	78.8	73.5	80.5	78.7	72.5
Total(2)	$125.3	$123.1	$117.1	$125.3	$123.0	$115.4

____________

(1)      The Carrying Value represents the aggregate principal amount outstanding less the unamortized deferred issuance costs. As of March 31, 2024, the total unamortized deferred issuance costs for the 6.25% Unsecured Notes and 5.50% Unsecured Notes was approximately $0.5 million and $1.7 million, respectively. As of December 31, 2023, the total unamortized deferred issuance costs for the 6.25% Unsecured Notes, and 5.50% Unsecured Notes was approximately $0.5 million, and $1.8 million, respectively.

(2)      Totals may not sum due to rounding.

The weighted average stated interest rate and weighted average maturity on the Company’s borrowings as of March 31, 2024 were 5.77% and 3.5 years, respectively, and as of December 31, 2023 were 5.77% and 3.8 years, respectively.

The tables below summarize the components of interest expense for the three months ended March 31, 2024 and March 31, 2023, respectively:

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2024
(unaudited)

NOTE 6. BORROWINGS (cont.)

($ in thousands)	Three Months Ended March 31, 2024
	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
6.25% Unsecured Notes	$699.9	$58.1	$758.0
5.50% Unsecured Notes	1,106.9	96.1	1,203.0
Total	$1,806.8	$154.2	$1,961.0
($ in thousands)	Three Months Ended March 31, 2023
	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total(1)
6.50% Unsecured Notes	$1,046.0	$80.1	$1,126.1
6.25% Unsecured Notes	699.9	57.5	757.3
5.50% Unsecured Notes	1,106.9	95.1	1,201.9
Total(1)	$2,852.7	$232.6	$3,085.4

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

The aggregate accrued interest payable on the 6.25% Unsecured Notes as of March 31, 2024 was approximately $467,000. As of March 31, 2024, the Company had unamortized deferred debt issuance costs of approximately $485,000 relating to the 6.25% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 6.25% Unsecured Notes and are included in interest expense in the statements of operations. The cash paid and the effective annualized interest rate for the three months ended March 31, 2024 were approximately $700,000 and 6.81%, respectively. The cash paid and the effective annualized interest rate for the three months ended March 31, 2023 were approximately $700,000 and 6.86%, respectively.

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

The aggregate accrued interest payable on the 5.50% Unsecured Notes as of March 31, 2024 was approximately $738,000. As of March 31, 2024, the Company had unamortized deferred debt issuance costs of approximately $1.7 million relating to the 5.50% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 5.50% Unsecured Notes and are included in interest expense in the statements of operations. The cash paid and the effective annualized interest rate for the three months ended March 31, 2024 were approximately $1.1 million and 6.01%, respectively. The cash paid and the effective annualized interest rate for the three months ended March 31, 2023 were approximately $1.1 million and 6.06%, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2024
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

On July 24, 2023, the Company redeemed $40.0 million in aggregate principal amount of the 6.50% Unsecured Notes. On September 11, 2023, the Company redeemed $10.0 million in aggregate principal amount of the 6.50% Unsecured Notes. On November 3, 2023, the Company redeemed $7.0 million in aggregate principal amount of the 6.50% Unsecured Notes. On December 21, 2023, the Company redeemed the remaining $7.4 million aggregate principal amount of 6.50% Unsecured Notes. In connection with the December 21, 2023 redemption, the 6.50% Unsecured Notes were delisted from the NASDAQ Global Select Market. There was no accrued interest payable on the 6.50% Unsecured Notes as of March 31, 2024 or December 31, 2023.

There was no cash paid nor interest expense incurred for the three months ended March 31, 2024. The cash paid and the effective annualized interest rate for the three months ended March 31, 2023 were approximately $1.0 million and 7.09%, respectively.

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

As described in greater detail under Item 1. Business — Investment Advisory Agreement — Advisory Fee in its Annual Report on Form 10-K for the year ended December 31, 2023, the Company first calculates the Base Fee and any incentive fee under the terms of the Investment Advisory Agreement, then calculates the Base Fee and any incentive fee under the terms of the fee waiver letter unilaterally adopted by Oxford Square Management, effective April 1, 2016 (the “2016 Fee Waiver”), and, finally, adopts the lower of two combined results as the total fees payable to Oxford Square Management.

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
March 31, 2024
(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

The following table represents the portion of the total advisory fee ascribed to the Base Fee (pursuant to the 2016 Fee Waiver calculation) for the three months ended March 31, 2024 and 2023, respectively:

($ in millions)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Base Fee	$1.0	$1.2

The Base Fee payable to Oxford Square Management as of March 31, 2024 and December 31, 2023 was $1.0 million and $1.0 million, respectively.

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

•        Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to one-fourth of an annual “hurdle rate.” The annual hurdle rate is determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rates for the 2024 and 2023 calendar years, calculated as of the immediately preceding December 31st, were 8.84%

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2024
(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

and 8.99% respectively, under the terms of the Investment Advisory Agreement. The Company’s net investment income (to the extent not distributed to stockholders) used to calculate the Net Investment Income Incentive Fee was also included in the amount of gross assets used to calculate the 2% Base Fee.

a.      The operation of the incentive fee with respect to the Company’s Pre-Incentive Fee Net Investment Income for each quarter is as follows:

i.       no incentive fee is payable to Oxford Square Management in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed one fourth of the annual hurdle rate (8.84% for the 2024 calendar year).

ii.      20% of the amount of the Pre-Incentive Fee Net Investment Income, if any, that exceeds one-fourth of the annual hurdle rate (8.84% for the 2024 calendar year) in any calendar quarter is payable to Oxford Square Management (i.e., once the hurdle rate is reached, 20% of all Pre-Incentive Fee Net Investment Income thereafter will be allocated to Oxford Square Management).

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
March 31, 2024
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

The following table represents the portion of the total advisory fee ascribed to Net Investment Income Incentive Fees (pursuant to the 2016 Fee Waiver calculation) for the three months ended March 31, 2024 and 2023, respectively.

($ in millions)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net Investment Income Incentive Fee	$—	$1.2

There was no Net Investment Income Incentive Fee payable to Oxford Square Management as of March 31, 2024 and December 31, 2023.

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

There were no Capital Gains Incentive Fees based on hypothetical liquidation for the three months ended March 31, 2024 and 2023. There were no accrued Capital Gains Incentive Fees payable to Oxford Square Management as of March 31, 2024 and December 31, 2023.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2024
(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

Administration Agreement

The Company has also entered into the Administration Agreement with Oxford Funds under which Oxford Funds provides administrative services for the Company. The Company pays Oxford Funds an allocable portion of overhead and other expenses incurred by Oxford Funds on its behalf under the Administration Agreement, including a portion of the rent and the compensation of the Chief Financial Offer, accounting staff and other administrative support personnel, which creates potential conflicts of interest that the Board must monitor. The Company also reimburses Oxford Funds for the costs associated with the functions performed by the Company’s Chief Compliance Officer that Oxford Funds pays on the Company’s behalf pursuant to the terms of an agreement between the Company and ACA Group, LLC.

Oxford Square Management is controlled by Oxford Funds, its managing member. Charles M. Royce, a member of the Board, holds a minority, non-controlling interest in Oxford Square Management. Oxford Funds manages the business and internal affairs of Oxford Square Management. Jonathan H. Cohen, the Company’s Chief Executive Officer, as well as a Director, is the Chief Executive Officer of Oxford Square Management and managing member of Oxford Funds. Saul B. Rosenthal, the Company’s President and Chief Operating Officer, is also the President and Chief Operating Officer of Oxford Square Management and a member of Oxford Funds. Messrs. Cohen and Rosenthal together control the equity interests in Oxford Funds.

For the three months ended March 31, 2024 and 2023, the Company incurred approximately $207,000 and $267,000, respectively, in compensation expenses for the services of employees allocated to the administrative activities of the Company, pursuant to the Administration Agreement with Oxford Funds. In addition, the Company incurred approximately $16,000 and $19,000 for facility costs allocated under the Administration Agreement for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there were no accrued compensation expenses payable under the Administration Agreement. As of March 31, 2023, there were accrued compensation expenses of approximately $44,000 payable under the Administration Agreement.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2024
(unaudited)

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

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase/(decrease) in net assets resulting from net investment income and operations per share for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net investment income	$6,537,556	$6,490,784
Weighted average common shares outstanding	59,639,285	49,858,366
Net increase in net assets resulting from net investment income per common share	$0.11	$0.13
Net (decrease)/increase in net assets resulting from operations	$(1,768,390)	$6,268,483
Net (decrease)/increase in net assets resulting from operations per common share	$(0.03)	$0.13

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs to make distributions of taxable income sufficient to relieve it of substantially all federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on such income. The Company will accrue excise tax on estimated excess taxable income, if any, as required. The Company has accrued approximately $1.1 million of estimated excise tax payable for estimated excise tax on undistributed taxable income. This amount is included in “Accrued Expenses” on the Statements of Assets and Liabilities.

The Company has adopted an “opt out” distribution reinvestment plan for its common stockholders. As a result, if the Company makes a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of its common stock, unless they specifically “opt out” of the distribution reinvestment plan so as to receive cash distributions. During the three months ended March 31, 2024 and 2023, the Company issued 47,743 and 41,158 shares, respectively, of common stock for approximately $139,000 and

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2024
(unaudited)

NOTE 9. DISTRIBUTIONS (cont.)

$134,000, respectively, to stockholders in connection with the distribution reinvestment plan. On each of January 31, February 29 and March 29, 2024, the Company paid monthly distributions of approximately $2.1 million, or $0.035 per share.

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

The tax character of distributions for the three months ended March 31, 2024, represented, on an estimated basis, $0.105 per share from ordinary income. For the three months ended March 31, 2024, the amounts and sources of distributions reported are only estimates (based on an average of the reported tax character historically) and are not being provided for U.S. federal income tax reporting purposes. The timing and character of distributions for U.S. federal income tax purposes (which are determined in accordance with the U.S. federal tax rules which may differ from GAAP) may be materially different than the historical information the Company used in providing the estimates herein. The final determination of the source of all distributions in 2024 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

NOTE 10. NET ASSET VALUE PER SHARE

The Company’s net asset value per share as of March 31, 2024, and December 31, 2023, was $2.42 and $2.55, respectively. In determining the Company’s net asset value per share, the Board determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 11. SHARE ISSUANCE AND REPURCHASE PROGRAMS

On August 22, 2023, the Company entered into Amendment No. 1 to that certain Equity Distribution Agreement dated August 1, 2019 with Ladenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $150.0 million of the Company’s common stock through an At-the-Market (“ATM”) offering. The Company sold a total of 324,122 shares of common stock pursuant to the ATM offering during the three months ended March 31, 2024. The total amount of capital raised net of underwriting fees and offering costs was approximately $923,000 during the three months ended March 31, 2024.

From time to time, the Board may authorize a share repurchase program under which shares are purchased in open market transactions. Since the Company is incorporated in Maryland, MGCL requires share repurchases to be accounted for as a share retirement. The cost of repurchased shares is charged against capital on the settlement date. During the three months ended March 31, 2024 and 2023, the Company was not authorized to repurchase any shares of outstanding common stock.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2024
(unaudited)

NOTE 12. INVESTMENT INCOME

The following table sets forth the components of investment income for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Interest Income
Stated interest income	$6,142,029	$7,945,032
Original issue discount and market discount income	302,275	340,019
(Amortization of premium)/discount income derived from unscheduled remittances at par	(23,257)	9,109
Total interest income	$6,421,047	$8,294,160
Income from securitization vehicles and investments	$3,932,374	$4,379,495
Commitment, amendment and other fee income
Fee letters	$131,988	$155,078
Loan prepayment and bond call fees	—	—
Money market fund income and all other fees	192,015	113,065
Total commitment, amendment and other fee income	$324,003	$268,143
Total investment income	$10,677,424	$12,941,798

The 1940 Act requires that a BDC offer significant managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three months ended March 31, 2024 and 2023, the Company received no fee income for managerial assistance.

NOTE 13. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote. As of March 31, 2024, the Company did not have any commitments to purchase additional debt investments.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2024
(unaudited)

NOTE 14. FINANCIAL HIGHLIGHTS

Financial highlights for the three months ended March 31, 2024 and 2023, respectively, are as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Per Share Data
Net asset value at beginning of period	$2.55	$2.78
Net investment income(1)	0.11	0.13
Net realized and unrealized (losses)/gains(2)	(0.13)	(0.00)
Net (decrease)/increase in net asset value from operations	(0.02)	0.13
Distributions per share from net investment income	(0.11)	(0.11)
Tax return of capital distributions(3)	—	—
Total distributions	(0.11)	(0.11)
Effect of shares issued/repurchased, gross	—	—
Net asset value at end of period	$2.42	$2.80
Per share market value at beginning of period	$2.86	$3.12
Per share market value at end of period	$3.17	$3.16
Total return based on Market Value(4)	14.63%	4.42%
Total return based on Net Asset Value(5)	(0.98)%	4.50%
Shares outstanding at end of period	59,672,337	49,885,954

Ratios/Supplemental Data(8)
Net assets at end of period (000’s)	$144,340	$139,839
Average net assets (000’s)	$148,260	$139,235
Ratio of expenses to average net assets(6)	11.17%	18.53%
Ratio of net investment income to average net assets(6)	17.64%	18.65%
Portfolio turnover rate(7)	3.09%	0.10%

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

(6)      Annualized and includes excise tax.

(7)      Portfolio turnover rate is calculated using the lesser of the year-to-date investment sales and debt repayments or year-to-date investment purchases over the average of the total investments at fair value.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2024
(unaudited)

NOTE 14. FINANCIAL HIGHLIGHTS (cont.)

(8)      The following table provides supplemental performance ratios (annualized) measured for the three months ended March 31, 2024 and 2023:
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Ratio of expenses to average net assets:
Operating expenses, including excise tax, before incentive fees	11.17%	15.00%
Net investment income incentive fees	—%	3.53%
Ratio of expenses, including excise tax and excluding interest expense, to average net assets	5.88%	9.67%

NOTE 15. RISKS AND UNCERTAINTIES

The Company may be materially adversely affected by market conditions. Government spending, government policies, increases in certain interest rates by the U.S. Federal Reserve in 2023, and disruptions in supply chains in the United States and elsewhere in conjunction with other factors, have led and could continue to lead to inflationary economic environments that could affect the Company’s portfolio companies, financial condition and results of operations. The Company has exposure to interest rate risks to the extent prevailing interest rates change and it could negatively affect the fair value of the Company’s investments. If interest rates continue to rise in response to inflation, the value, volatility and liquidity of income paying investments could be adversely affected. Market volatility, dramatic change to interest rates and/or unfavorable economic conditions may lower performance or impair the Company’s ability to achieve its investment objective. The occurrence of any of the above events could have a significant adverse impact on the value and risk profile of the Company’s investments.

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
March 31, 2024
(unaudited)

NOTE 15. RISKS AND UNCERTAINTIES (cont.)

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. The Israel-Hamas war and the conflict between Russia and Ukraine, and resulting market volatility, could also adversely affect the Company’s business, operating results, and financial condition. The extent and duration or escalation of such conflicts, resulting sanctions and resulting future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of the Company’s portfolio companies located in Europe or the Middle East or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could have a material adverse effect on the Company’s business, financial condition and results of operations. These market and economic disruptions could also negatively impact the operating results of the Company’s portfolio companies.

NOTE 16. SUBSEQUENT EVENTS

The following distributions payable to stockholders are shown below:

Date Declared	Record Date	Payable Date	Per Share Distribution Amount Declared
March 14, 2024	April 16, 2024	April 30, 2024	$0.035
March 14, 2024	May 17, 2024	May 31, 2024	$0.035
March 14, 2024	June 14, 2024	June 28, 2024	$0.035
April 25, 2024	July 17, 2024	July 31, 2024	$0.035
April 25, 2024	August 16, 2024	August 30, 2024	$0.035
April 25, 2024	September 16, 2024	September 30, 2024	$0.035

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

•        the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions and cybersecurity attacks; and

•        the risks, uncertainties and other factors we identify in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023, and elsewhere in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Because we are an investment company, the forward-looking statements and projections contained in this quarterly report are excluded from the safe harbor protections provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995).

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

OVERVIEW

Our investment objective is to maximize our portfolio’s total return. Our primary focus is to seek an attractive risk-adjusted total return by investing primarily in corporate debt securities and, to a lesser extent, in collateralized loan obligations (“CLO”), which are structured finance investments that own corporate debt securities. CLO investments may also include warehouse facilities, which are early-stage CLO vehicles intended to aggregate loans that may be used to form the basis of a traditional CLO vehicle. We operate as a closed-end management investment company and have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We have elected to be treated for tax purposes as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

Our investment activities are managed by Oxford Square Management, LLC (“Oxford Square Management”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. Oxford Square Management is owned by Oxford Funds, LLC (“Oxford Funds”), its managing member, and a related party, Charles M. Royce, a member of our Board of Directors (“Board”) who holds a minority, non-controlling interest in Oxford Square Management. Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President, are the controlling members of Oxford Funds. Under an investment advisory agreement (the “Investment Advisory Agreement”), we have agreed to pay Oxford Square Management an annual base management fee calculated on gross assets, and an incentive fee based upon our performance. Under an amended and restated administration agreement (the “Administration Agreement”), we have agreed to pay or reimburse Oxford Funds, as administrator, for certain expenses incurred in operating the Company. Our executive officers and directors, and the executive officers of Oxford Square Management and Oxford Funds, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders.

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of March 31, 2024, our debt investments had stated interest rates of between 9.19% and 15.33% and maturity dates of between 0 and 82 months. In addition, our total portfolio had a weighted average annualized yield on debt investments of approximately 13.94% as of March 31, 2024.

The weighted average annualized yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average annualized yield was computed using the effective interest rates as of March 31, 2024, including accretion of original issue discount (“OID”) and excluding any debt investments on non-accrual status. There can be no assurance that the weighted average annualized yield will remain at its current level.

We have borrowed funds to make investments and may continue to borrow funds to make investments. As a result, we are exposed to the risks of leverage, which may be considered a speculative investment technique. Borrowings, also known as leverage, magnify the potential for gain and loss on amounts invested and therefore increase the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fees payable to Oxford Square Management, will be borne by our common stockholders.

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

During the three months ended March 31, 2024, U.S. loan market performance improved versus the prior quarter. U.S. loan prices, as defined by the Morningstar/LSTA US Leveraged Loan Index, increased from 96.23% of par as of December 31, 2023 to 96.69% of par as of March 31, 2024.

As of March 31, 2024, the Company’s Board of Directors approved the fair value of the Company’s investment portfolio of approximately $250.9 million in good faith in accordance with the Company’s valuation procedures.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) revenues and expenses during the periods reported. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. Actual results could materially differ from those estimates. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023. See “Note 3. Summary of Significant Accounting Policies” to our financial statements for the three months ended March 31, 2024 for more information on our critical accounting policies.

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

We consider the attributes of current market conditions on an on-going basis and have determined that due to the general illiquidity of the market for our investment portfolio, whereby little or no market data exists, substantially all of our fair valued investments are measured based upon Level 3 inputs as of March 31, 2024 and December 31, 2023.

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

In valuing our CLO debt and equity investments, we consider the indicative prices provided by a recognized industry pricing service as a primary source, and the implied yield of such prices, supplemented by actual trades executed in the market at or around period-end, as well as the indicative prices provided by brokers who arrange transactions in such investment vehicles. We also consider those instances in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require a downward adjustment to the indicative price representing substantially all of the pending distribution. Additional factors include any available information on other relevant transactions including firm bids and offers in the market and information resulting from bids-wanted-in-competition. In addition, we consider the operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults, if any. We calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle. Oxford Square Management or its Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation process of CLO investment vehicles. All information is presented to our Board for its determination of fair value of these investments.

Recently Issued Accounting Standards

See “Note 3. Summary of Significant Accounting Policies” to our financial statements for a description of recent accounting pronouncements, including the impact on our financial statements.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $250.9 million and $266.9 million as of March 31, 2024, and December 31, 2023, respectively. The decrease in the value of investments during the three month period ended March 31, 2024, was due primarily to debt repayments of approximately $17.9 million, sales of investments of approximately $1.4 million, net realized losses of approximately $8.1 million, and net unrealized depreciation on our investment portfolio of approximately $0.2 million (which incorporates reductions to CLO equity cost value of $0.8 million), which were partially offset by investment acquisitions of approximately $12.1 million.

A reconciliation of the investment portfolio for the three months ended March 31, 2024 and the year ended December 31, 2023 follows:

($ in millions)	March 31, 2024	December 31, 2023
Beginning investment portfolio	$266.9	$314.7
Portfolio investments acquired	12.1	11.7
Debt repayments	(17.9)	(15.8)
Sales of securities	(1.4)	(19.6)
Reductions to CLO equity cost value(1)	(0.8)	(15.3)
Accretion of discounts on investments	0.3	1.1
Net change in unrealized (depreciation)/appreciation on investments	(0.2)	7.1
Net realized (losses) on investments	(8.1)	(17.1)
Ending investment portfolio(2)	$250.9	$266.9

____________

(1)      For the three months ended March 31, 2024, the reductions to CLO equity cost value of approximately $0.8 million represented the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes of approximately $4.8 million, plus the amortization of cost on our CLO fee notes of approximately $5,000, less the effective yield interest income recognized on our CLO equity subordinated and income notes of approximately $3.9 million. For the year ended December 31, 2023, the reductions to CLO equity cost value of approximately $15.3 million represented the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes of approximately $32.0 million, plus the amortization of cost on our CLO fee notes of approximately $123,000, less the effective yield interest income recognized on our CLO equity subordinated and income notes of approximately $16.8 million.

(2)      Totals may not sum due to rounding.

During the three months ended March 31, 2024 we purchased approximately $12.1 million in portfolio investments, which includes additional investments of approximately $5.3 million in existing portfolio companies and approximately $6.8 million in new portfolio companies. During the year ended December 31, 2023, we purchased approximately $11.7 million in portfolio investments, including additional investments of approximately $3.5 million in existing portfolio companies and approximately $8.2 million in new portfolio companies.

In certain instances, we receive investment proceeds based on the scheduled amortization of the outstanding loan balances and from the sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

For the three months ended March 31, 2024, we recognized proceeds from the sales of securities of approximately $1.4 million. For the year ended December 31, 2023, we recognized proceeds from the sales of securities of approximately $19.6 million. Also, during the three months ended March 31, 2024 and the year ended December 31, 2023, we had loan principal repayments of approximately $17.9 million and $15.8 million, respectively.

As of March 31, 2024, we had investments in debt securities of, or loans to, 20 portfolio companies, with a fair value of approximately $161.7 million, CLO equity investments of approximately $84.2 million, and other equity investments of approximately $4.9 million.

As of December 31, 2023, we had investments in debt securities of, or loans to, 19 portfolio companies, with a fair value of approximately $179.5 million, CLO equity investments of approximately $82.2 million, and other equity investments of approximately $5.3 million.

The following table indicates the quarterly portfolio investment activity for the past five quarters:

Three Months Ended ($ in millions)	Purchases of Investments	Debt Repayments	Sales of Investments	Reductions to CLO Equity Cost Value(1)
March 31, 2024	$12.1	$17.9	$1.4	$0.8
Total 2024 to date	$12.1	$17.9	$1.4	$0.8

December 31, 2023	$3.5	$0.8	$3.7	$2.8
September 30, 2023	—	14.2	1.9	5.1
June 30, 2023	—	0.4	13.9	4.4
March 31, 2023	8.2	0.3	—	3.0
Total(2)	$11.7	$15.8	$19.6	$15.3

____________

(1)      Reductions to CLO equity cost value represent the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes, plus the amortization of cost of our CLO fee notes, less the effective yield interest income recognized on our CLO equity subordinated and income notes.

(2)      Totals may not sum due to rounding.

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$161.7	64.4%	$179.5	67.2%
CLO Equity	84.2	33.6%	82.2	30.8%
Equity and Other Investments	4.9	2.0%	5.3	2.0%
Total(1)	$250.9	100.0%	$266.9	100.0%

____________

(1)      Totals may not sum due to rounding.

Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2024 and December 31, 2023, we held qualifying assets that represented 69.4% and 70.6%, respectively, of the total assets. No additional non-qualifying assets were acquired during the periods when qualifying assets were less than 70.0% of the total assets.

The following table shows our portfolio of investments by industry at fair value, as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	($ in millions)		($ in millions)
Structured finance(1)	$84.2	33.6%	$82.2	30.8%
Software	62.6	25.0%	66.0	24.7%
Business services	28.6	11.4%	43.0	16.1%
Healthcare	28.0	11.1%	28.4	10.7%
Telecommunication services	16.4	6.5%	20.9	7.8%
Diversified insurance	13.8	5.5%	13.9	5.2%
Utilities	7.4	3.0%	7.2	2.7%
Food and beverage	5.0	2.0%	—	—%
IT consulting	4.9	1.9%	5.3	2.0%
Total	$250.9	100.0%	$266.9	100.0%

____________

(1)      Reflects our equity investments in CLOs as of March 31, 2024, and December 31, 2023, respectively.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of March 31, 2024 and December 31, 2023, our portfolio had a weighted average grade of 2.3 and 2.3, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities and investments in CLOs are not graded.

As of March 31, 2024 and December 31, 2023, our debt investment portfolio was graded as follows:

($ in millions)		March 31, 2024
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	151.5	53.8%	116.6	72.1%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	66.7	23.6%	43.1	26.7%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	63.8	22.6%	2.0	1.2%
	Total(1)	$282.1	100.0%	$161.7	100.0%

____________

(1)     Totals may not sum due to rounding.

($ in millions)		December 31, 2023
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	175.5	60.4%	134.5	74.9%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	72.3	24.8%	43.3	24.1%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status	42.9	14.8%	1.7	1.0%
	Total	$290.7	100.0%	$179.5	100.0%

____________

(1)      Totals may not sum due to rounding.

A portion of our investments are, and will continue to be, in the grades 3, 4 or 5 categories from time to time, and, as such, we are required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 3, 4 or 5 may fluctuate from period to period.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended March 31, 2024 to the three months ended March 31, 2023.

Investment Income

Investment income for the three months ended March 31, 2024 and March 31, 2023 was approximately $10.7 million and $12.9 million, respectively. The following tables set forth the components of investment income for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Interest Income
Stated interest income	$6,142,029	$7,945,032
Original issue discount and market discount income	302,275	340,019
(Amortization of premium)/discount income derived from unscheduled remittances at par	(23,257)	9,109
Total interest income	$6,421,047	$8,294,160
Income from securitization vehicles and investments	$3,932,374	$4,379,495
Commitment, amendment and other fee income
Fee letters	$131,988	$155,078
Loan prepayment and bond call fees	—	—
Money market fund income and all other fees	192,015	113,065
Total commitment, amendment and other fee income	$324,003	$268,143
Total investment income	$10,677,424	$12,941,798

The decrease in total investment income for the three months ended March 31, 2024 was primarily due to a decrease in interest income for the three months ended March 31, 2024.

The total principal value of income producing debt investments as of March 31, 2024 and March 31, 2023 was approximately $218.2 million and $287.7 million, respectively. As of March 31, 2024, our debt investments had a range of stated interest rates of 9.19% and 15.33% and maturity dates of between 0 and 82 months compared to a range of stated interest rates of 8.09% and 14.83% and maturity dates of between 0 and 83 months as of March 31, 2023. In addition, our total debt portfolio had a weighted average yield on debt investments of approximately 13.94% as of March 31, 2024, compared to approximately 12.36% as of March 31, 2023. As of March 31, 2024, six debt investments in three portfolio companies were on non-accrual status with a combined fair value of approximately $2.0 million and total principal value of approximately $63.8 million. As of March 31, 2023, three debt investments in one portfolio company were on non-accrual status with a fair value of approximately $0.1 million and total principal value of approximately $28.7 million.

Income from securitization vehicles for the three months ended March 31, 2024 and March 31, 2023, was approximately $3.9 million and $4.4 million, respectively. The total principal outstanding on our investments in CLOs as of March 31, 2024 and March 31, 2023, was approximately $314.7 million and $363.1 million, respectively. The weighted average yield on CLO equity investments as of March 31, 2024 and March 31, 2023, was approximately 9.5% and 9.1%, respectively.

Operating Expenses

Total expenses, including taxes, for the three months ended March 31, 2024 and 2023, were approximately $4.1 million and $6.5 million, respectively. These amounts consisted of base management fees, interest expense, professional fees, compensation expense, general and administrative expenses, excise tax, and incentive fees. That decrease is primarily due to lower interest expense, base management fees, and incentive fees, partially offset by greater excise tax expense.

The base management fee for the three months ended March 31, 2024 was approximately $1.0 million compared with $1.2 million for the three months ended March 31, 2023. That decrease for the three months ended March 31, 2024 was due largely to a decrease in the weighted average gross assets.

There was no net investment income incentive fee for the three months ended March 31, 2024. The net investment income incentive fee for the three months ended March 31, 2023 was approximately $1.2 million. That decrease for the three months ended March 31, 2024 was due to the Company’s performance not exceeding the total return requirement.

Interest expense for the three months ended March 31, 2024, was approximately $2.0 million, which primarily relates to our 5.50% unsecured notes due 2028 (the “5.50% Unsecured Notes”) and 6.25% unsecured notes due 2026 (the “6.25% Unsecured Notes”). Interest expense for the three months ended March 31, 2023, was approximately $3.1 million, which primarily relates to our 5.50% Unsecured Notes, 6.25% Unsecured Notes, and 6.50% unsecured notes due 2024.

Professional fees, consisting of legal, consulting, valuation, audit and tax fees, were approximately $312,000 for the three months ended March 31, 2024, compared to approximately $336,000 for the three months ended March 31, 2023. That decrease for the three months ended March 31, 2024 was primarily due to lower legal fees.

Compensation expense was approximately $207,000 for the three months ended March 31, 2024, compared to approximately $267,000 for the three months ended March 31, 2023. Compensation expense reflects the allocation of compensation expenses for the services of our Chief Financial Officer, accounting personnel, and other administrative support staff.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, was approximately $347,000 for the three months ended March 31, 2024, compared to approximately $373,000 for the three months ended March 31, 2023. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Excise tax was approximately $326,000 for the three months ended March 31, 2024. There was no excise tax for the three months ended March 31, 2023.

Incentive Fees

There was no net investment income incentive fee (“Net Investment Income Incentive Fee”) recorded for the three months ended March 31, 2024. The Net Investment Income Incentive Fee recorded for the three months ended March 31, 2023 was approximately $1.2 million. The Net Investment Income Incentive Fee is calculated and payable quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter exceeds (y) the “Preferred Return Amount” for the calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the Base Fee, expenses payable under the Administration Agreement with Oxford Funds, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Refer to “Note 7. Related Party Transactions” in the notes to our financial statements.

The expense attributable to the capital gains incentive fee (the “Capital Gains Incentive Fee”), as reported under GAAP, is calculated as if the Company’s entire portfolio had been liquidated at period end, and therefore is calculated on the basis of net realized and unrealized gains and losses at the end of each period. That expense (or the reversal of such an expense) related to that hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the three months ended March 31, 2024 and 2023, no accrual was required as a result of the impact of accumulated net unrealized depreciation and net realized losses on our portfolio.

The amount of the Capital Gains Incentive Fee which will actually be payable is determined in accordance with the terms of the Investment Advisory Agreement and is calculated as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). The terms of the Investment Advisory Agreement state that the Capital Gains Incentive Fee calculation is based on net realized gains, if any, offset by gross unrealized depreciation for the calendar year. No effect is given to gross unrealized appreciation in this calculation. For the three months ended March 31, 2024 and 2023, such an accrual was not required under the terms of the Investment Advisory Agreement.

Realized and Unrealized Gains/Losses on Investments

For the three months ended March 31, 2024, we recognized realized losses of approximately $8.1 million. $7.9 million of those realized losses were recognized on our former investments in Alvaria, Inc. first and second lien senior secured notes, as Alvaria, Inc. went through a debt restructuring. We also sold a CLO equity investment for approximately $1.4 million and recognized a realized loss of approximately $236,000.

For the three months ended March 31, 2024, our net change in unrealized depreciation was approximately $0.2 million, composed of $6.9 million in gross unrealized appreciation, $15.3 million in gross unrealized depreciation and approximately $8.2 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $0.8 million resulting from reductions to the cost value of our CLO equity investments representing the difference between distributions received, or entitled to be received, on our investments held in CLO equity subordinated notes and fee notes, of approximately $4.8 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $3.9 million. The most significant components of the net change in unrealized depreciation during the three months ended March 31, 2024, were as follows (in millions):

Portfolio Company	Changes in Unrealized Appreciation/ (Depreciation)
Alvaria, Inc. (f/k/a Aspect Software, Inc.)	$7.7
Octagon Investment Partners 49, Ltd.	4.2
Magenta Buyer, LLC (f/k/a McAfee Enterprise)	(1.6)
Quest Software, Inc.	(3.4)
ConvergeOne Holdings, Inc.	(4.5)
Net all other	(2.6)
Total	$(0.2)

For the three months ended March 31, 2023, we did not sell any positions, nor recognize any realized gains or losses.

For the three months ended March 31, 2023, our net change in unrealized depreciation was approximately $0.2 million, composed of $7.8 million in gross unrealized appreciation and $8.0 million in gross unrealized depreciation. This includes net unrealized appreciation of approximately $3.0 million resulting from reductions to the cost value of our CLO equity investments representing the difference between distributions received, or entitled to be received, on our investments held in CLO equity subordinated notes and fee notes, of approximately $7.3 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $4.3 million. The most significant components of the net change in unrealized depreciation during the three months ended March 31, 2023, were as follows (in millions):

Portfolio Company	Changes in Unrealized Appreciation/ (Depreciation)
Dodge Data & Analytics, LLC	$1.3
RSA Security, LLC	1.0
Verifone Systems, Inc.	(0.8)
ConvergeOne Holdings, Inc.	(1.0)
HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)	(2.3)
Net all other	1.6
Total	$(0.2)

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the three months ended March 31, 2024 and March 31, 2023 was approximately $6.5 million and $6.5 million, respectively.

For the three months ended March 31, 2024, the net increase in net assets resulting from net investment income per common share was $0.11 (basic and diluted), compared to the net increase in net assets resulting from net investment income per share of $0.13 (basic and diluted) for the three months ended March 31, 2023. The per share decrease was primarily due to a decrease in investment income, partially offset by a decrease in Net Investment Income Incentive Fees.

Net (Decrease)/Increase in Net Assets Resulting from Operations

Net decrease in net assets resulting from operations for the three months ended March 31, 2024 was approximately $1.8 million compared with a net increase in net assets resulting from operations of approximately $6.3 million for the three months ended March 31, 2023.

For the three months ended March 31, 2024, the net decrease in net assets resulting from operations per common share was $0.03 (basic and diluted), compared to a net increase in net assets resulting from operations per share of $0.13 (basic and diluted) for the three months ended March 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2024, cash and cash equivalents were approximately $20.9 million as compared to approximately $5.7 million as of December 31, 2023. For the three months ended March 31, 2024, net cash provided by operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $20.3 million, largely reflecting repayments of principal of approximately $17.9 million, net realized losses of approximately $8.1 million, and sales of investments of approximately $1.4 million, partially offset by cash purchases of investments of approximately $8.1 million. For the three months ended March 31, 2024, net cash used in financing activities was approximately $5.1 million, reflecting the payment of distributions of approximately $6.1 million, partially offset by the issuance of common stock in connection with our ATM program of approximately $0.9 million.

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2024, is as follows:

		Payments Due by Period
Contractual obligations (in millions)	Principal Amount	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
6.25% Unsecured Notes	$44.8	$—	$44.8	$—	$—
5.50% Unsecured Notes	80.5	—	—	80.5	—
	$125.3	$—	$44.8	$80.5	$—

Refer to “Note 6. Borrowings” in the notes to our financial statements.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into a variety of undertakings containing a variety of warranties and indemnifications that may expose us to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote. As of March 31, 2024, we did not have any commitments to purchase additional investments.

Share Issuance and Repurchase Programs

On August 22, 2023, we entered into Amendment No. 1 to that certain Equity Distribution Agreement dated August 1, 2019 with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $150.0 million of our common stock through an At-the-Market (“ATM”) offering. We issued a total of

324,122 shares of common stock pursuant to the ATM offering during the three months ended March 31, 2024. The total amount of capital raised net of underwriting fees and offering costs was approximately $923,000 during the three months ended March 31, 2024.

From time to time, the Board may authorize a share repurchase program under which shares are purchased in open market transactions. Since we are incorporated in Maryland, MGCL requires share repurchases to be accounted for as a share retirement. The cost of repurchased shares is charged against capital on the settlement date. During the three months ended March 31, 2024 and 2023, we were not authorized to repurchase any shares of outstanding common stock.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, as of March 31, 2024, we were only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 150%, immediately after such borrowing. As of March 31, 2024 and December 31, 2023, our asset coverage for borrowed amounts was approximately 213% and 219%, respectively.

The weighted average stated interest rate and weighted average maturity on all of the Company’s debt outstanding as of March 31, 2024, were 5.77% and 3.5 years, respectively, and as of December 31, 2023, were 5.77% and 3.8 years, respectively.

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

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is taxable ordinary income or capital gains. The final determination of the nature of our distributions can only be made upon the filing of our tax return. We have until October 15, 2025, to file our federal income tax return for the year ended December 31, 2024.

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

The following table reflects the cash distributions, including distributions reinvested, if any, per share that our Board has declared on our common stock since the beginning of 2023:

Date Declared	Record Date	Payment Date	Total Distributions		GAAP Net Investment Income			Distributions in Excess of/ (Less than) GAAP Net Investment Income(1)
Fiscal 2024(1)
April 25, 2024	September 16, 2024	September 30, 2024	$0.035		$	N/A		$—
April 25, 2024	August 16, 2024	August 30, 2024	0.035			N/A		—
April 25, 2024	July 17, 2024	July 31, 2024	0.035			N/A		—
Total (Third Quarter 2024)			0.105			—	(3)	—

March 14, 2024	June 14, 2024	June 28, 2024	0.035		$	N/A		—
March 14, 2024	May 17, 2024	May 31, 2024	0.035			N/A		—
March 14, 2024	April 16, 2024	April 30, 2024	0.035			N/A		—
Total (Second Quarter 2024)			0.105			—	(3)	—

November 2, 2023	March 15, 2024	March 29, 2024	0.035		$	N/A		—
November 2, 2023	February 15, 2024	February 29, 2024	0.035			N/A		—
November 2, 2023	January 17, 2024	January 31, 2024	0.035			N/A		—
Total (First Quarter 2024)			0.105			0.11		(0.01)

Fiscal 2023(1)
August 3, 2023	December 15, 2023	December 29, 2023	$0.035		$	N/A		$—
August 3, 2023	November 16, 2023	November 30, 2023	0.035			N/A		—
August 3, 2023	October 17, 2023	October 31, 2023	0.035			N/A		—
Total (Fourth Quarter 2023)			0.105			0.13		(0.03)

August 3, 2023	September 15, 2023	September 29, 2023	$0.120	(4)	$	N/A		—
April 25, 2023	September 15, 2023	September 29, 2023	0.035			N/A		—
April 25, 2023	August 17, 2023	August 31, 2023	0.035			N/A		—
April 25, 2023	July 17, 2023	July 31, 2023	0.035			N/A		—
Total (Third Quarter 2023)			0.225			0.11	(3)	0.12

March 16, 2023	June 16, 2023	June 30, 2023	0.035		$	N/A		—
March 16, 2023	May 17, 2023	May 31, 2023	0.035			N/A		—
March 16, 2023	April 14, 2023	April 28, 2023	0.035			N/A		—
Total (Second Quarter 2023)			0.105			0.13	(3)	(0.03)

October 20, 2022	March 17, 2023	March 31, 2023	0.035		$	N/A		—
October 20, 2022	February 14, 2023	February 28, 2023	0.035			N/A		—
October 20, 2022	January 17, 2023	January 31, 2023	0.035			N/A		—
Total (First Quarter 2023)			0.105			0.13		(0.03)
Total (2023)			$0.54			$0.51	(2)	$0.03 (2)

____________

(1)      The tax characterization of cash distributions for the year ending December 31, 2024 and year ended December 31, 2023 will not be known until the tax return for such years are finalized. For the year ending December 31, 2024 and year ended December 31, 2023, the amounts and sources of distributions reported are only estimates and are not being provided for U.S. tax reporting purposes. The final determination of the source of all distributions in 2024 and 2023 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the our investment performance and may be subject to change based on tax regulations.

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

RECENT DEVELOPMENTS

The following distributions payable to stockholders are shown below:

Date Declared	Record Date	Payable Date	Per Share Distribution Amount Declared
March 14, 2024	April 16, 2024	April 30, 2024	$0.035
March 14, 2024	May 17, 2024	May 31, 2024	$0.035
March 14, 2024	June 14, 2024	June 28, 2024	$0.035
April 25, 2024	July 17, 2024	July 31, 2024	$0.035
April 25, 2024	August 16, 2024	August 30, 2024	$0.035
April 25, 2024	September 16, 2024	September 30, 2024	$0.035

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2024, all but six of our variable rate investments were income producing. The variable rates are generally based upon the five-year U.S. Department of Treasury note, the Prime rate, or SOFR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain interest rate floors.

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

Based on our Statements of Assets and Liabilities as of March 31, 2024, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates for our settled investments (considering interest rate floors for floating rate instruments), excluding CLO equity investments. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2024. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2024, and are only adjusted for assumed changes in the underlying base interest rates. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

Hypothetical Change in Base Rates	Estimated Percentage Change in Investment Income
Up 300 basis points	15.3%
Up 200 basis points	10.2%
Up 100 basis points	5.1%
Down 100 basis points	(5.1)%
Down 200 basis points	(10.2)%
Down 300 basis points	(15.3)%

ITEM 4.    CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes known to us during the three months ended March 31, 2024, to the risk factors discussed in “Item 1A. — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Equity Securities

While we did not engage in unregistered sales of equity securities during the three months ended March 31, 2024, we issued 47,743 shares of common stock under our distribution reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value for the shares of common stock issued under the distribution reinvestment plan during the three months ended March 31, 2024 was approximately $139,000.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2024, no common stock was repurchased by the Company.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

ITEM 6.    EXHIBITS.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to Exhibit a. to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed December 3, 2007).
3.3	Fourth Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.5 to the Registrant’s report on Form 10-K filed on March 7, 2022).
3.4	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed March 20, 2018).
3.5	Articles of Amendment (Incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed March 20, 2018).
4.1	Form of Share Certificate (Incorporated by reference to Exhibit d. to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.**

____________

*        Filed herewith

**      Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXFORD SQUARE CAPITAL CORP.
Date: May 2, 2024	By:	/s/ Jonathan H. Cohen
Jonathan H. Cohen
Chief Executive Officer
(Principal Executive Officer)
Date: May 2, 2024	By:	/s/ Bruce L. Rubin
Bruce L. Rubin
Chief Financial Officer
(Principal Accounting Officer)