Form 10-Q
period 2024-09-30
Oxford Square Capital Corp.
filed 2024-11-07
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2024
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of November 5, 2024, was 67,892,181.

OXFORD SQUARE CAPITAL CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Non-affiliated/non-control investments (cost: $402,457,630 and $440,069,822, respectively)	$258,043,987	$261,614,335
Affiliated investments (cost: $16,836,822 and $16,836,822, respectively)	4,843,596	5,276,092
Cash and cash equivalents	43,187,807	5,740,553
Unsettled repayment of principal	2,450,000	—
Interest and distributions receivable	3,106,032	3,976,408
Other assets	1,291,851	1,060,384
Total assets	$312,923,273	$277,667,772
LIABILITIES
Notes payable – 6.25% Unsecured Notes, net of deferred issuance costs of $368,581 and $543,609, respectively	44,422,169	44,247,141
Notes payable – 5.50% Unsecured Notes, net of deferred issuance costs of $1,478,797 and $1,768,219, respectively	79,021,203	78,731,781
Securities purchased, not settled	26,690,837	—
Base Fee and Net Investment Income Incentive Fee payable to affiliate	1,083,351	1,012,389
Accrued interest payable	1,204,487	1,204,487
Accrued expenses	1,030,392	1,163,349
Total liabilities	153,452,439	126,359,147
COMMITMENTS AND CONTINGENCIES (Note 13)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized; 67,869,056 and 59,300,472 shares issued and outstanding, respectively	678,691	593,005
Capital in excess of par value	483,021,043	458,121,381
Total distributable earnings/(accumulated losses)	(324,228,900)	(307,405,761)
Total net assets	159,470,834	151,308,625
Total liabilities and net assets	$312,923,273	$277,667,772
Net asset value per common share	$2.35	$2.55

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2024

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets(10)
Senior Secured Notes
Business Services
Access CIG, LLC
first lien senior secured notes, 10.25% (SOFR + 5.00%), (0.50% floor) due August 18, 2028(4)(5)(6)(14)(30)	January 18, 2024	$10,148,270	$10,195,144	$10,199,011

Convergint Technologies, LLC
second lien senior secured notes, 11.71% (SOFR+ 6.75%), (0.75% floor) due March 29, 2029(4)(5)(14)(25)	March 18, 2021	11,000,000	10,976,035	10,260,910

Nielsen Consumer, LLC
first lien senior secured notes, 9.60% (SOFR+ 4.75%), (0.50% floor) due March 6, 2028(4)(5)(14)(25)	July 8, 2024	10,000,000	9,987,931	9,962,500

Premiere Global Services, Inc.
first lien senior secured notes, 13.00% (Prime Rate + 5.50%), (1.00% floor) due September 9, 2021(4)(5)(6)(16)(17)(29)	October 1, 2019	11,821,914	11,469,896	—
replacement revolver, 13.00% (Prime Rate + 5.50%), (1.00% floor) due April 7, 2023(4)(5)(17)(28)(29)	October 1, 2019	2,452,012	2,378,999	487,288
second lien senior secured notes, 17.00% PIK (Prime Rate + 8.50%) (1.00% floor) due June 6, 2024(3)(4)(5)(17)(29)	October 1, 2019	17,332,459	9,817,795	—

Verifone Systems, Inc.
first lien senior secured notes, 9.33% (SOFR + 4.00%), (0.00% floor) due August 20, 2025(4)(5)(6)(14)(30)	August 9, 2018	14,799,402	14,572,313	13,578,451
Total Business Services			$69,398,113	$44,488,160	27.9%

Food and Beverage
Shearer’s Foods, LLC
first lien senior secured notes, 8.85% (SOFR + 4.00%), (0.00% floor) due January 31, 2031(4)(5)(6)(14)(25)	January 31, 2024	$9,975,000	$10,003,014	$9,975,000
Total Food and Beverage			$10,003,014	$9,975,000	6.3%

Healthcare
HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)
first lien senior secured notes, 9.67% (SOFR + 4.50%), (0.00% floor) due April 3, 2025(4)(5)(6)(14)(34)	October 31, 2018	$18,615,157	$18,547,832	$12,472,155

Viant Medical Holdings, Inc.
first lien senior secured notes, 8.71% (SOFR + 3.75%), (0.00% floor) due July 2, 2025(4)(5)(6)(14)(25)	June 26, 2018	9,400,000	9,397,993	9,382,422
second lien senior secured notes, 12.71% (SOFR + 7.75%), (0.00% floor) due July 2, 2026(4)(5)(14)(25)	June 26, 2018	5,000,000	4,986,952	4,981,250
Total Healthcare			$32,932,777	$26,835,827	16.8%

(continued on next page)

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited) — (continued)
September 30, 2024

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets(10)
Senior Secured Notes – (continued)
Industrials
Michael Baker International, Inc.
first lien senior secured notes, 9.60% (SOFR + 4.75%), (0.75% floor) due December 1, 2028(4)(5)(6)(14)(25)	May 22, 2024	$9,975,000	$10,035,040	$10,012,406
Total Industrials			$10,035,040	$10,012,406	6.3%

Software
Alvaria, Inc. (f/k/a Aspect Software, Inc.)
first lien second out senior secured notes, 5.97% (SOFR + 1.00% cash, 6.50% PIK), (0.75% floor) due May 5, 2028(3)(4)(5)(15)(25)	March 20, 2024	$2,179,288	$1,677,023	$947,990
first lien third out tranche A senior secured notes, 6.97% (SOFR + 2.00% cash, 5.50% PIK), (0.75% floor) due May 5, 2028(3)(4)(5)(15)(25)	March 20, 2024	5,058,378	2,582,996	151,751
first lien third out tranche B senior secured notes, 11.97% (SOFR + 7.00%), (0.75% floor) due May 5, 2028(4)(5)(15)(25)	March 20, 2024	2,800,000	1,625,128	140,000
first lien fourth out senior secured notes, 11.97% (SOFR + 7.00%), (0.75% floor) due May 5, 2028(4)(5)(15)(25)	March 20, 2024	2,800,000	766,451	140,000

Dodge Data & Analytics, LLC
first lien senior secured notes, 9.35% (SOFR + 4.75%), (0.50% floor) due February 23, 2029(4)(5)(6)(14)(30)	February 10, 2022	4,887,500	4,834,881	3,604,531
second lien senior secured notes, 13.00% (SOFR + 8.25%), (0.50% floor) due February 25, 2030(4)(5)(14)(30)	February 10, 2022	15,000,000	14,826,878	6,450,000

Help/Systems Holdings, Inc.
first lien senior secured notes, 8.95% (SOFR + 4.00%), (0.75% floor) due November 19, 2026(4)(5)(6)(14)(25)	October 6, 2022	4,412,728	4,239,784	4,203,123
second lien senior secured notes, 11.70% (SOFR + 6.75%), (0.75% floor) due November 19, 2027(4)(5)(14)(25)	October 14, 2021	8,000,000	8,002,981	6,720,000

Kofax, Inc.
first lien senior secured notes, 10.60% (SOFR + 5.25%), (0.50% floor) due July 20, 2029(4)(5)(6)(14)(30)	February 1, 2023	9,882,159	9,277,650	8,844,532

McAfee Enterprise, LLC (f/k/a Magenta Buyer, LLC)
first lien first out senior secured notes, 12.13% (SOFR + 6.75%), (0.75% floor) due July 27, 2028(4)(5)(30)	August 14, 2024	234,573	208,218	221,671
first lien second out senior secured notes, 13.13% (SOFR + 1.50% cash, 6.25% PIK), (0.75% floor) due July 27, 2028(3)(4)(5)(30)	August 14, 2024	1,270,092	877,861	870,013
first lien third out senior secured notes, 12.38% (SOFR + 1.50% cash, 5.50% PIK), (0.75% floor) due July 27, 2028(3)(4)(5)(30)	August 14, 2024	9,788,818	2,205,984	2,936,645

(continued on next page)

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited) — (continued)
September 30, 2024

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets(10)
Senior Secured Notes – (continued)
Software – (continued)
Quest Software, Inc.
first lien senior secured notes, 9.65% (SOFR + 4.25%), (0.50% floor) due February 1, 2029(4)(5)(6)(14)(30)	January 20, 2022	$2,940,000	$2,919,860	$1,955,100
second lien senior secured notes, 12.90% (SOFR + 7.50%), (0.50% floor) due February 1, 2030(4)(5)(14)(30)	January 20, 2022	20,000,000	19,773,830	7,000,000

RSA Security, LLC
second lien senior secured notes, 13.26% (SOFR + 7.75%), (0.75% floor) due April 27, 2029(4)(5)(14)(30)	April 16, 2021	15,000,000	14,822,622	10,875,000
Total Software			$88,642,147	$55,060,356	34.5%

Telecommunication Services
ConvergeOne Holdings, Inc.
first lien senior secured notes, 10.77% (SOFR + 5.75%), (0.00% floor) due June 4, 2030(4)(5)(30)	June 4, 2024	$934,808	$892,285	$930,134

Global Tel Link Corp.
first lien senior secured notes, 12.35% (SOFR + 7.50%), (3.00% floor) due August 1, 2029(4)(5)(25)	July 29, 2024	5,500,000	5,283,805	5,348,750
Total Telecommunication Services			$6,176,090	$6,278,884	3.9%
Total Senior Secured Notes			$217,187,181	$152,650,633	95.7%

Collateralized Loan Obligation – Equity Investments
Structured Finance
Allegro CLO XII, Ltd.
CLO subordinated notes, estimated yield 21.09% due July 21, 2037(9)(11)(12)(18)(24)	August 21, 2024	$3,000,000	$1,966,890	$1,965,000

Ares XLIV CLO Ltd.
CLO subordinated notes, estimated yield 29.31% due April 15, 2034(9)(11)(12)(18)(24)	December 15, 2023	5,000,000	1,386,841	1,293,028

Atlas Senior Loan Fund XI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 26, 2031(9)(11)(12)(18)(24)(32)	April 5, 2019	5,725,000	2,039,624	543,875

Bain Capital Credit CLO 2017-2, Ltd.
CLO subordinated notes, estimated yield 21.93% due July 25, 2037(9)(11)(12)(18)(24)	January 17, 2024	3,086,500	1,822,499	1,790,170

BlueMountain CLO 2014-2 Ltd.
CLO subordinated notes, estimated yield 6.92% due October 20, 2030(9)(11)(12)(18)	April 3, 2019	6,374,000	869,651	525,855

BlueMountain CLO XXXI Ltd.
CLO subordinated notes, estimated yield 26.04% due April 19, 2034(9)(11)(12)(18)(24)	April 16, 2024	12,075,000	6,970,250	6,520,500

(continued on next page)

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited) — (continued)
September 30, 2024

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets(10)
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 18, 2029(9)(11)(12)(18)(24)(31)(32)	March 19, 2013	$6,250,000	$544,329	$5,000

Carlyle Global Market Strategies CLO 2021-6, Ltd.
CLO subordinated notes, estimated yield 10.34% due July 17, 2034(9)(11)(12)(14)(18)	June 30, 2021	29,600,000	19,433,286	14,504,000

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 9.16% due April 20, 2034(9)(11)(12)(13)(18)(26)	October 23, 2013	18,000,000	11,425,314	7,756,579

Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 12.29% due April 20, 2034(9)(11)(12)(18)	May 15, 2017	7,700,000	5,977,537	4,389,000

CIFC Funding 2014-3, Ltd.
CLO income notes, estimated yield 0.00% due October 22, 2031(9)(11)(12)(18)(24)(32)	January 24, 2017	10,000,000	2,514,872	1,400,000

Dryden 43 Senior Loan Fund
CLO subordinated notes, estimated yield 10.18% due April 20, 2034(9)(11)(12)(14)(18)	June 1, 2021	47,263,000	26,007,432	17,014,680

Gulf Stream Meridian 4 Ltd.
CLO subordinated notes, estimated yield 18.50% due July 15, 2034(9)(11)(12)(18)(24)	November 15, 2023	6,625,000	3,549,184	3,217,270

Madison Park Funding XVIII, Ltd.
CLO subordinated notes, estimated yield 20.22% due October 21, 2030(9)(11)(12)(18)(24)	May 22, 2020	12,500,000	3,413,762	3,375,000

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 16.58% due January 22, 2037(9)(11)(12)(18)(24)	May 11, 2016	5,422,500	2,678,139	2,223,225

OCP CLO 2024-37, Ltd.
CLO subordinated notes, estimated yield 15.58% due October 15, 2037(9)(11)(12)(14)(18)	September 27, 2024	27,035,000	22,716,946	22,679,662

Octagon Investment Partners 49, Ltd.
CLO subordinated notes, estimated yield 17.20% due April 15, 2037(9)(11)(12)(13)(14)(18)(26)	December 11, 2020	26,375,000	16,517,084	12,885,844

Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 25, 2030(9)(11)(12)(18)(32)	August 1, 2018	45,500,000	20,014,179	910,000

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 17, 2026(9)(11)(12)(18)(24)(32)	January 25, 2013	14,447,790	6,207,075	1,445

(continued on next page)

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited) — (continued)
September 30, 2024

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% of Net Assets(10)
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 17, 2028(9)(11)(12)(18)(32)	April 11, 2014	$28,500,000	$18,179,226	$2,850

Venture XVII, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(24)(32)	January 27, 2017	6,200,000	2,321,562	620

Venture XX, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(24)(31)(32)	July 27, 2018	3,000,000	332,779	—

Venture 35 CLO, Limited
CLO subordinated notes, estimated yield 0.00% due October 22, 2031(9)(11)(12)(18)(32)	December 7, 2020	5,000,000	905,957	350,000

West CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 18, 2026(9)(11)(12)(18)(24)(31)(32)	May 12, 2017	9,250,000	1,055,930	—

Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 15, 2029(9)(11)(12)(13)(18)(26)(32)	May 3, 2017	10,500,000	5,070,499	124,251
Total Structured Finance			$183,920,847	$103,477,854	64.9%
Total Collateralized Loan Obligation – Equity Investments			$183,920,847	$103,477,854	64.9%

Common Stock
IT Consulting
UniTek Global Services, Inc.
common equity(7)(27)	January 13, 2015	1,244,188	$684,960	$—
Total IT Consulting			$684,960	$—	0.0%

Telecommunication Services
ConvergeOne Holdings, Inc.
common equity(7)	May 8, 2024	95,775	$1,349,602	$1,915,500
Total Telecommunication Services			$1,349,602	$1,915,500	1.2%
Total Common Stock			$2,034,562	$1,915,500	1.2%

Warrants
Healthcare
Careismatic Brands, Inc.
common equity warrants (June 2029 expiry, $119.80 strike)	June 13, 2024	62,157	$—	$—
Total Healthcare			$—	$—	0.0%
Total Warrants			$—	$—	0.0%

(continued on next page)

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited) — (continued)
September 30, 2024

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	SHARES	COST	FAIR VALUE(2)	% of Net Assets(10)
Preferred Stock
IT Consulting
UniTek Global Services, Inc.
Series B Preferred Stock(3)(17)(21)(27)	June 26, 2019	20,727,654	$9,002,159	$—
Series B Senior Preferred Stock(3)(17)(22)(27)	June 26, 2019	11,533,028	4,535,443	—
Series B Super Senior Preferred Stock(3)(17)(23)(27)	June 26, 2019	6,606,105	2,614,260	4,843,596
Total IT Consulting			$16,151,862	$4,843,596	3.0%
Total Preferred Equity			$16,151,862	$4,843,596	3.0%

Total Investments in Securities(8)			$419,294,452	$262,887,583	164.8%

Cash Equivalents
First American Government Obligations Fund – Class Z Shares, 4.78%(19)		43,004,394	$43,004,394	$43,004,394
Total Cash Equivalents			$43,004,394	$43,004,394	27.0%
Total Investments in Securities and Cash Equivalents			$462,298,846	$305,891,977	191.8%

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

(3)      As of September 30, 2024, the portfolio includes approximately $35.6 million of principal amount of debt investments and 38,866,787 shares of preferred stock investments which contain an active PIK provision.

(4)      Notes bear interest at variable rates and are subject to an interest rate floor where disclosed. The rate disclosed is as of September 30, 2024.

(5)      Cost value reflects accretion of original issue discount or market discount, or amortization of premium.

(6)      Cost value reflects repayment of principal.

(7)      Common stock investments were non-income producing as of September 30, 2024.

(8)      Aggregate gross unrealized appreciation for U.S. federal income tax purposes is $3,638,164; aggregate gross unrealized depreciation for U.S. federal income tax purposes is $188,541,960. Net unrealized depreciation is $184,903,796 based upon an estimated tax cost basis of $447,791,379 as of September 30, 2024.

(9)      Cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO equity investments.

(10)    Totals may not sum due to rounding.

(11)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). The Company may include CLO equity side letter related investments within CLO equity subordinated notes line items, and those side letter related investments may represent qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2024, the Company held qualifying assets that represented 64.1% of its total assets.

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
September 30, 2024

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

(16)    The amended stated maturity date is June 8, 2023, however, a springing maturity date of September 9, 2021 is in effect as of September 30, 2024.

(17)    As of September 30, 2024, this debt or preferred equity investment was on non-accrual status and no interest or dividend income has been recognized on this investment during the nine months ended September 30, 2024. The aggregate fair value of these investments was approximately $5.3 million.

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

(19)    Represents cash equivalents held in a money market fund as of September 30, 2024.

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

(26)    Cost value reflects amortization.

(27)    These investments are deemed to be an “affiliate,” as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned more than 25% of its voting securities and would be an “affiliate” of a portfolio company if we owned between 5% and 25% of its voting securities. We do not “control” any of our portfolio companies. Fair value as of September 30, 2024 and December 31, 2023 along with transactions during the nine months ended September 30, 2024 in these affiliated investments are as follows:

Name of Issuer	Title of Issue	Amount of Interest or Dividends Credited to Income(a)	Fair Value as of December 31, 2023	Gross Additions(b)	Gross Reductions(c)	Net Change in Unrealized Depreciation	Fair Value as of September 30, 2024
AFFILIATED INVESTMENT:
Unitek Global Systems, Inc	Common Stock	$—	$—	$—	$—	$—	$—
	Series B Preferred Stock	—	—	—	—	—	—
	Series B Senior Preferred Stock	—	221,755	—	—	(221,755)	—
	Series B Super Senior Preferred Stock	—	5,054,337	—	—	(210,741)	4,843,596
Total Affiliated Investment		—	5,276,092	—	—	(432,496)	4,843,596
Total Control Investment		—	—	—	—	—	—
TOTAL CONTROL AND AFFILIATED INVESTMENTS		$—	$5,276,092	$—	$—	$(432,496)	$4,843,596

__________

(a)      Represents the total amount of interest or distributions credited to income for the portion of the period an investment was an affiliate investment.

(continued on next page)

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited) — (continued)
September 30, 2024

(b)      Gross additions include increases in investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of discounts and fees. For the nine months ended September 30, 2024, a total of approximately $4.4 million of payment-in-kind dividends were entitled to be received yet deemed uncollectible.

(c)      Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs.

(28)    As part of a restructuring completed on September 17, 2021, a portion of the Company’s investment in the first lien senior secured notes of Premiere Global Services, Inc. was converted into a like amount of a new revolving credit facility (the “Replacement Revolver”). On March 15, 2023, the maturity date of the Replacement Revolver was amended from March 15, 2023 to April 7, 2023. The cost basis of the Replacement Revolver was established by allocating a portion of the cost basis from the first lien senior secured notes pro-rata based on the amount of principal that was converted from the first lien senior secured notes to the Replacement Revolver. The Replacement Revolver has no unfunded commitment and is on non-accrual status as of September 30, 2024.

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

(32)    As of September 30, 2024, the effective yield has been estimated to be 0%. The aggregate projected amount of future recurring distributions and terminal principal payment is less than the amortized investment cost.

(33)    On August 14, 2024, McAfee Enterprise, LLC (f/k/a Magenta Buyer, LLC) completed a recapitalization, by which the Company was assigned new tranches of a new first lien senior secured notes in exchange for its interests in the first and second lien senior secured notes. The Company exchanged $1,954,774 of principal in the former first lien senior secured notes for $234,573 of the first lien first out senior secured notes, $297,126 of the first lien second out senior secured notes, and $1,032,121 of the first lien third out senior secured notes. The Company exchanged $14,968,714 of principal in the former second lien senior secured notes for $972,966 of the first lien second out senior secured notes and $8,756,698 of the first lien third out senior secured notes. All tranches have characteristics of a traditional first lien senior secured loan, however, the first out, second out, and third out tranches are given priority with respect to payments of principal in that respective order.

(34)    The principal balance outstanding for this debt investment, in whole or in part, is indexed to 180-day SOFR.

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

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$6,121,942	$8,453,240	$19,564,808	$25,546,580
Income from securitization vehicles and investments	3,526,850	4,106,071	11,345,140	12,814,866
Other income	692,132	486,043	1,553,856	1,138,686
Total investment income from non-affiliated/non-control investments	10,340,924	13,045,354	32,463,804	39,500,132
Total investment income	10,340,924	13,045,354	32,463,804	39,500,132
EXPENSES
Interest expense	1,962,676	2,530,321	5,884,642	8,703,638
Base Fee	1,083,351	1,183,941	3,094,519	3,601,275
Professional fees	359,275	478,833	1,162,059	1,096,641
Compensation expense	209,473	205,348	590,853	662,472
General and administrative	395,259	458,328	1,189,403	1,261,650
Excise tax	143,735	573,686	95,711	873,686
Total expenses before incentive fees	4,153,769	5,430,457	12,017,187	16,199,362
Net Investment Income Incentive Fees	—	1,176,079	—	3,705,387
Capital gains incentive fees	—	—	—	—
Total incentive fees	—	1,176,079	—	3,705,387
Total expenses	4,153,769	6,606,536	12,017,187	19,904,749
Net investment income	6,187,155	6,438,818	20,446,617	19,595,383
NET UNREALIZED APPRECIATION/ (DEPRECIATION) AND REALIZED GAINS/(LOSSES) ON INVESTMENT TRANSACTIONS
Net change in unrealized appreciation/(depreciation) on investments:
Non-Affiliate/non-control investments	3,543,362	14,613,632	34,041,844	18,571,627
Affiliated investments	2,299,931	(712,830)	(432,496)	3,359,805
Total net change in unrealized appreciation on investments	5,843,293	13,900,802	33,609,348	21,931,432
Net realized losses:
Non-affiliated/non-control investments	(12,904,989)	(13,480,114)	(51,439,891)	(16,811,422)
Total net realized losses	(12,904,989)	(13,646,784)	(51,439,891)	(16,978,092)
Net (decrease)/increase in net assets resulting from operations	$(874,541)	$6,692,836	$2,616,074	$24,548,723
Net increase in net assets resulting from net investment income per common share (Basic and Diluted):	$0.10	$0.11	$0.33	$0.37
Net (decrease)/increase in net assets resulting from operations per common share (Basic and Diluted):	$(0.01)	$0.12	$0.04	$0.47
Weighted average shares of common stock outstanding (Basic and Diluted):	64,796,212	56,764,866	61,707,951	52,413,834
Distributions per share	$0.105	$0.225	$0.315	$0.435

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
(Decrease)/Increase in net assets from operations:
Net investment income	$6,187,155	$6,438,818	$20,446,617	$19,595,383
Net change in unrealized appreciation on investments	5,843,293	13,900,802	33,609,348	21,931,432
Net realized losses	(12,904,989)	(13,646,784)	(51,439,891)	(16,978,092)
Net (decrease)/increase in net assets resulting from operations	(874,541)	6,692,836	2,616,074	24,548,723
Distributions to stockholders
Distributions from net investment income	(6,797,479)	(12,897,151)	(19,439,213)	(23,372,086)
Tax return of capital distributions	—	—	—	—
Total distributions to stockholders	(6,797,479)	(12,897,151)	(19,439,213)	(23,372,086)

Capital share transactions:
Issuance of common stock (net of offering costs and underwriting fees of $229,661, $160,193, $427,256, and $1,252,922, respectively)	14,470,026	4,298,407	24,290,195	20,366,782
Reinvestment of distributions	260,796	388,810	695,153	679,680
Net increase in net assets from capital share transactions	14,730,822	4,687,217	24,985,348	21,046,462
Total increase/(decrease) in net assets	7,058,802	(1,517,098)	8,162,209	22,223,099
Net assets at beginning of period	152,412,032	162,412,159	151,308,625	138,671,962
Net assets at end of period	$159,470,834	$160,895,061	$159,470,834	$160,895,061
Capital share activity:
Shares issued	5,069,789	1,427,423	8,326,819	7,878,695
Shares issued from reinvestment of distributions	93,639	135,272	241,765	234,955
Net increase in capital share activity	5,163,428	1,562,695	8,568,584	8,113,650

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$2,616,074	$24,548,723
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Accretion of discounts on investments	(1,084,100)	(874,209)
Accretion of discount on notes payable and deferred debt issuance costs	464,450	832,068
PIK interest income	(217,666)	—
Purchases of investments	(60,399,136)	(8,195,000)
Repayments of principal	57,585,151	14,969,577
Proceeds from the sale of investments	4,793,270	15,875,309
Net realized losses on investments	51,439,891	16,811,422
Reductions to CLO equity cost value	9,735,619	12,524,458
Net change in unrealized appreciation on investments	(33,609,348)	(21,931,432)
Decrease/(Increase) in interest and distributions receivable.	870,376	(543,767)
Increase in other assets	(231,467)	(246,083)
Decrease in accrued interest payable	—	(9,027)
Increase in Base Fee and Net Investment Income Incentive Fee payable	70,962	1,036,445
(Decrease)/Increase in accrued expenses	(132,957)	918,885
Net cash provided by operating activities	31,901,119	55,717,369

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid (net of stock issued under distribution reinvestment plan of $695,153 and $679,680, respectively)	(18,744,060)	(22,692,406)
Principal repayment of 6.50% Unsecured Notes	—	(50,000,000)
Proceeds from issuance of common stock	24,717,451	21,619,704
Underwriting fees and offering costs for the issuance of common stock	(427,256)	(1,252,922)
Net cash provided by/(used in) financing activities	5,546,135	(52,325,624)
Net increase in cash and cash equivalents	37,447,254	3,391,745
Cash and cash equivalents, beginning of period	5,740,553	9,019,164
Cash and cash equivalents, end of period	$43,187,807	$12,410,909

NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with distribution reinvestment plan	$695,153	$679,680

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$5,420,191	$8,047,268
Unsettled repayment of principal	$2,450,000	$—
Securities purchased, not settled.	$26,690,837	$—

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2024
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

NOTE 2. ORGANIZATION

OXSQ was incorporated under the General Corporation Laws of the State of Maryland (“MGCL”) on July 21, 2003 and is a closed-end investment company. OXSQ has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, OXSQ has elected to be treated for tax purposes as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with its 2003 taxable year. The Company’s investment objective is to maximize its total return, by investing primarily in corporate debt securities and, to a lesser extent, collateralized loan obligation (“CLO”), which are structured finance investments that own corporate debt securities.

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
September 30, 2024
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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, all of the Company’s investments are based upon Level 3 inputs as of September 30, 2024 and December 31, 2023.

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
September 30, 2024
(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Syndicated Loans (Including Senior Secured Notes)

In accordance with ASC 820-10, the Company’s valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace from which the Company obtains indicative bid quotes for purposes of determining the fair value of its syndicated loan investments has shown attributes of illiquidity as described by ASC 820-10. During such periods of illiquidity, when the Company believes that the non-binding indicative bids received from agent banks for certain syndicated loan investments that it owns may not be determinative of their fair value, or when no market indicative quote is available, the Company has and may continue to engage third-party valuation firms to provide assistance in valuing certain syndicated investments that the Company owns. The third-party valuation firms may use the income or market approach in arriving at a valuation. Unobservable inputs utilized could include discount rates derived from estimated credit spreads and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples. In addition, Oxford Square Management analyzes each syndicated loan by reviewing the portfolio company’s financial statements, covenant compliance and recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Company’s Valuation Committee (the “Valuation Committee”) to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases, the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms, if any. When we receive warrants or other equity securities at nominal or no additional cost in connection with a new syndicated loan investment, or due to a restructuring of an existing investment, the cost basis in the new investments will be allocated between the new debt securities and any such warrants or other equity securities received at the time of origination/restructuring. These investments may be subsequently valued using a multitude of methods, including, but not limited to, intrinsic value methods, Black-Scholes models, and Monte Carlo option pricing models. All information is presented to the Board for its determination of fair value of these investments.

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
September 30, 2024
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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of September 30, 2024, the Company had three debt investments in one portfolio company that were on non-accrual status. As of December 31, 2023, the Company had four investments in two portfolio companies that were on non-accrual status.

Interest income also includes a payment-in-kind (“PIK”) component on certain investments in the Company’s portfolio. Refer to the section below, “Payment-In-Kind,” for a description of PIK income and its impact on interest income.

Payment-In-Kind

The Company has debt and preferred stock investments in its portfolio that contain contractual PIK provisions. PIK interest and preferred stock dividends are computed at their contractual rates and are accrued into income and recorded as interest and dividend income, respectively. The PIK amounts are added to the principal balances

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

on the capitalization dates. Upon capitalization, the PIK portions of the investments are valued at their respective fair values. If the Company believes that a PIK is not fully expected to be realized, the PIK investment would be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends would be reversed from the related receivable through interest or dividend income, respectively. PIK investments on non-accrual status are restored to accrual status once it becomes probable that such PIK will be ultimately collectible in cash. For the three and nine months ended September 30, 2024, approximately $100,000 and $218,000 of PIK, respectively, was recognized as interest income. For the three and nine months ended September 30, 2023, no PIK interest was recognized as interest income. For the three and nine months ended September 30, 2024 and 2023, the Company did not recognize PIK dividend income on its preferred stock investments.

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

The Company also records income on its investments in CLO warehouse facilities based on a stated rate per the underlying note purchase agreement plus accrued interest or, if there is no stated rate, then an estimated rate is calculated using a base case model projecting the timing of the ramp-up of the CLO warehouse facility. As of September 30, 2024 and December 31, 2023, the Company did not hold any investments in CLO warehouse facilities.

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

Preferred Stock Dividends

The Company holds preferred stock investments in its portfolio that contain cumulative preferred dividends that accumulate quarterly. The Company will generally record cumulative preferred dividends as investment income when they are received or declared by the portfolio company’s board of directors or upon any voluntary or involuntary liquidation, dissolution or winding up of the portfolio company, and are collectible. There were no cumulative preferred dividends recorded as dividend income during the three and nine months ended September 30, 2024 and 2023, as the Company deemed them to be uncollectible.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2024
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
September 30, 2024
(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The Company recognizes the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained, assuming examination by tax authorities. Through September 30, 2024, management has analyzed the Company’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions expected to be taken in the Company’s 2023 or 2024 tax returns. The Company identifies its major tax jurisdictions as U.S. Federal and the state of Connecticut. The Company did not have any uncertain tax positions that met the recognition measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company files tax returns with the Internal Revenue Service and the state of Connecticut. Generally, each of the tax years in the four-year period ended September 30, 2024 remains subject to examination by taxing authorities.

For tax purposes, the cost basis of the portfolio investments as of September 30, 2024 and December 31, 2023, was approximately $447,791,379 and $479,922,143, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”),” which enhances disclosure requirements about significant segment expenses. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its financial statements.

NOTE 4. FAIR VALUE

The Company’s assets measured at fair value by investment type on a recurring basis as of September 30, 2024 were as follows:

	Fair Value Measurements at Reporting Date Using			Total
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior Secured Notes	$—	$—	$152.7	$152.7
CLO Equity	—	—	103.5	103.5
Equity and Other Investments	—	—	6.8	6.8
Total Investments at fair value(1)	—	—	262.9	262.9
Cash equivalents	43.0	—	—	43.0
Total assets at fair value	$43.0	$—	$262.9	$305.9

____________

(1)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2024
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

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of September 30, 2024 and December 31, 2023, respectively. The Company’s Valuation Policy, which was previously approved by the Board, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or Oxford Square Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional analysis will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the tables below are based on fair values for all debt related calculations and CLO equity.

	Quantitative Information about Level 3 Fair Value Measurements				Impact to Fair Value from an Increase in Input(2)
Assets ($ in millions)	Fair Value as of September 30, 2024	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(1)
Senior Secured Notes	$152.2	Market quotes	NBIB(3)	3.0% – 100.5%/72.6%	NA
	0.5	Liquidation Net Asset Value	NBIB(3)	0.0% – 19.9%/1.5%	NA
CLO equity	76.3	Market quotes	NBIB(3)	0.0% – 65.5%/25.7%	NA
	22.7	Recent transactions	Actual trade/payoff(4)	83.9%/ncm(5)	NA
	3.4	Yield Analysis	Yield	16.4%/ncm(5)	Decrease
	1.1	Discounted cash flow(6)	Discount rate(7)	16.8% – 20.9%/18.9%	Decrease
	0.0	Liquidation Net Asset Value(10)	NBIB(3)	0.0% – 0.1%/0.0%	NA
Equity/Other Investments	1.9	Market quotes	NBIB(3)	$20/ncm(5)	NA
	4.8	Enterprise value(8)	LTM EBITDA(9)	$34.5 million/ncm(5)	Increase
			Market multiples(9)	8.3x – 9.3x/8.8x	Increase
Total Fair Value for Level 3 Investments(11)	$262.9

____________

(1)      Weighted averages are calculated based on fair value of investments.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2024
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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2024
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
September 30, 2024
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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2024, and the level of each financial liability within the fair value hierarchy:

($ in millions)	Carrying Value(1)	Fair Value(2)	Level 1	Level 2	Level 3
6.25% Unsecured Notes	$44.4	$44.3	$—	$44.3	$—
5.50% Unsecured Notes	79.0	74.7	—	74.7	—
Total(3)	$123.4	$119.1	$—	$119.1	$—

____________

(1)      Carrying value is net of unamortized deferred debt issuance costs. Unamortized deferred debt issuance costs associated with the 6.25% Unsecured Notes totaled approximately $0.4 million as of September 30, 2024. Unamortized deferred debt issuance costs associated with the 5.50% Unsecured Notes totaled approximately $1.5 million as of September 30, 2024.

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

(3)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

NOTE 4. FAIR VALUE (cont.)

A reconciliation of the fair value of investments for the three months ended September 30, 2024, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Equity	Equity and Other Investments	Total(2)
Balance at June 30, 2024	$165.3	$82.3	$4.5	$252.1
Net realized losses included in earnings	(12.9)	—	—	(12.9)
Net unrealized appreciation/(depreciation) included in earnings	6.3	(2.8)	2.3	5.8
Accretion of discount	0.4	—	—	0.4
Purchases	21.3	26.4	—	47.7
Repayments and Sales	(27.9)	—	—	(27.9)
Reductions to CLO Equity cost value(1)	—	(2.5)	—	(2.5)
Payment in kind income	0.1	—	—	0.1
Transfers in and/or (out) of level 3	—	—	—	—
Balance at September 30, 2024(2)	$152.7	$103.5	$6.8	$262.9
Net change in unrealized (depreciation)/appreciation on Level 3 investments still held as of September 30, 2024	$(5.5)	$(2.8)	$2.3	$(6.0)

____________

(1)      Reduction to CLO equity cost value of approximately $2.5 million represented the distributions received, or entitled to be received, on the Company’s investments held in CLO equity subordinated and income notes of approximately $6.0 million, plus the amortization of cost of the Company’s CLO fee notes of approximately $7,000, less the effective yield interest income recognized on the Company’s CLO equity subordinated and income notes of approximately $3.5 million.

(2)      Totals may not sum due to rounding.

A reconciliation of the fair value of investments for the nine months ended September 30, 2024, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Equity	Equity and Other Investments	Total(3)
Balance at December 31, 2023	$179.5	$82.2	$5.3	$266.9
Net realized losses included in earnings	(50.7)	(0.8)	—	(51.4)
Net unrealized appreciation/(depreciation) included in earnings	35.5	(2.0)	0.2	33.6
Accretion of discount	1.1	—	—	1.1
Purchases(2)	52.1	35.2	1.3	88.7
Repayments and Sales(2)	(65.0)	(1.4)	—	(66.4)
Reductions to CLO Equity cost value(1)	—	(9.7)	—	(9.7)
Payment in Kind income	0.2	—	—	0.2
Transfers in and/or (out) of level 3	—	—	—	—
Balance at September 30, 2024(3)	$152.7	$103.5	$6.8	$262.9
Net change in unrealized (depreciation)/appreciation on Level 3 investments still held as of September 30, 2024	$(9.1)	$(3.3)	$0.2	$(12.2)

____________

(1)      Reduction to CLO equity cost value of approximately $9.7 million represented the distributions received, or entitled to be received, on the Company’s investments held in CLO equity subordinated and income notes of approximately $21.0 million, plus the amortization of cost of the Company’s CLO fee notes of approximately $64,000, less the effective yield interest income recognized on the Company’s CLO equity subordinated and income notes of approximately $11.3 million.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

NOTE 4. FAIR VALUE (cont.)

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

(2)      Totals may not sum due to rounding.

The following table shows the fair value of the Company’s portfolio of investments by asset class as of September 30, 2024 and December 31, 2023:

($ in millions)	September 30, 2024		December 31, 2023
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$152.7	58.1%	$179.5	67.2%
CLO Equity	103.5	39.3%	82.2	30.8%
Equity and Other Investments	6.8	2.6%	5.3	2.0%
Total(1)	$262.9	100.0%	$266.9	100.0%

____________

(1)      Totals may not sum due to rounding.

NOTE 5. CASH AND CASH EQUIVALENTS

At September 30, 2024 and December 31, 2023, respectively, cash and cash equivalents were as follows:

	September 30, 2024	December 31, 2023
Cash	$183,413	$1,160,664
Cash Equivalents	43,004,394	4,579,889
Total Cash and Cash Equivalents	$43,187,807	$5,740,553

For further details regarding the composition of cash and cash equivalents refer to “Note 3. Summary of Significant Accounting Policies.”

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

NOTE 6. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%, immediately after such borrowing. As of September 30, 2024 and December 31, 2023, the Company’s asset coverage for borrowed amounts was 226% and 219%, respectively.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of September 30, 2024 and December 31, 2023. The fair value of the 6.25% Unsecured Notes is based upon the closing price on the last day of the period. The 6.25% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQZ”). The fair value of the 5.50% Unsecured Notes is based upon the closing price on the last day of the period. The 5.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQG”).

($ in millions)	As of
	September 30, 2024			December 31, 2023
	Principal Amount	Carrying Value(1)	Fair Value	Principal Amount	Carrying Value(1)	Fair Value
6.25% Unsecured Notes	$44.8	$44.4	$44.3	$44.8	$44.2	$42.9
5.50% Unsecured Notes	80.5	79.0	74.7	80.5	78.7	72.5
Total(2)	$125.3	$123.4	$119.0	$125.3	$123.0	$115.4

____________

(1)      The Carrying Value represents the aggregate principal amount outstanding less the unamortized deferred issuance costs. As of September 30, 2024, the total unamortized deferred issuance costs for the 6.25% Unsecured Notes and 5.50% Unsecured Notes was approximately $0.4 million and $1.5 million, respectively. As of December 31, 2023, the total unamortized deferred issuance costs for the 6.25% Unsecured Notes, and 5.50% Unsecured Notes was approximately $0.5 million, and $1.8 million, respectively.

(2)      Totals may not sum due to rounding.

The weighted average stated interest rate and weighted average maturity on the Company’s borrowings as of September 30, 2024 were 5.77% and 3.0 years, respectively, and as of December 31, 2023 were 5.77% and 3.8 years, respectively.

The tables below summarize the components of interest expense for the three and nine months ended September 30, 2024 and September 30, 2023, respectively:

($ in thousands)	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
6.25% Unsecured Notes	$699.9	$58.8	$758.7	$2,099.6	$175.0	$2,274.6
5.50% Unsecured Notes	1,106.9	97.2	1,204.1	3,320.6	289.4	3,610.0
Total(1)	$1,806.8	$156.0	$1,962.7	$5,420.2	$464.4	$5,884.6

____________

(1)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

NOTE 6. BORROWINGS (cont.)

($ in thousands)	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total(1)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total(1)
6.50% Unsecured Notes	$526.0	$41.6	$567.6	$2,618.0	$202.6	$2,820.7
6.25% Unsecured Notes	699.9	58.8	758.6	2,099.6	174.4	2,274.0
5.50% Unsecured Notes	1,106.9	97.2	1,204.1	3,320.6	288.4	3,609.0
Total(1)	$2,332.7	$197.6	$2,530.3	$8,038.2	$665.4	$8,703.6

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

The aggregate accrued interest payable on the 6.25% Unsecured Notes as of September 30, 2024 was approximately $467,000. As of September 30, 2024, the Company had unamortized deferred debt issuance costs of approximately $369,000 relating to the 6.25% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 6.25% Unsecured Notes and are included in interest expense in the statements of operations.

The cash paid and the effective annualized interest rate for the three months ended September 30, 2024 were approximately $700,000 and 6.74%, respectively. The cash paid and the effective annualized interest rate for the nine months ended September 30, 2024 were approximately $2.1 million and 6.78%, respectively. The cash paid and the effective annualized interest rate for the three months ended September 30, 2023 were approximately $700,000 and 6.72%, respectively. The cash paid and the effective annualized interest rate for the nine months ended September 30, 2023 were approximately $2.1 million and 6.79%, respectively.

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

The aggregate accrued interest payable on the 5.50% Unsecured Notes as of September 30, 2024 was approximately $738,000. As of September 30, 2024, the Company had unamortized deferred debt issuance costs of approximately $1.5 million relating to the 5.50% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 5.50% Unsecured Notes and are included in interest expense in the statements of operations. The cash paid and the effective annualized interest rate for the three months ended September 30, 2024 were approximately $1.1 million and 5.95%, respectively. The cash paid and the effective annualized interest rate for the nine months ended September 30, 2024 were approximately $3.3 million and 5.99%, respectively. The cash

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

NOTE 6. BORROWINGS (cont.)

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

With respect to the 6.50% Unsecured Notes, there was no cash paid nor interest expense incurred for the three or nine months ended September 30, 2024. The cash paid and the effective annualized interest rate for the three months ended September 30, 2023 were approximately $535,000 and 7.00%, respectively. The cash paid and the effective annualized interest rate for the nine months ended September 30, 2023 were approximately $2.6 million and 7.04%, respectively.

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
September 30, 2024
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

The following table represents the portion of the total advisory fee ascribed to the Base Fee (pursuant to the 2016 Fee Waiver calculation) for the three and nine months ended September 30, 2024 and 2023, respectively:

($ in millions)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Base Fee	$1.1	$1.2	$3.1	$3.6

The Base Fee payable to Oxford Square Management as of September 30, 2024 and December 31, 2023 was $1,083,351 and $1,012,389, respectively.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

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
September 30, 2024
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

The following table represents the portion of the total advisory fee ascribed to Net Investment Income Incentive Fees (pursuant to the 2016 Fee Waiver calculation) for the three and nine months ended September 30, 2024 and 2023, respectively.

($ in millions)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net Investment Income Incentive Fee	$—	$1.2	$—	$3.7

There was no Net Investment Income Incentive Fee payable to Oxford Square Management as of September 30, 2024 and December 31, 2023.

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

There were no Capital Gains Incentive Fees based on hypothetical liquidation for the three and nine months ended September 30, 2024 and 2023. There was no liability for Capital Gains Incentive Fees based on hypothetical liquidation as of September 30, 2024 and December 31, 2023.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2024
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

For the three months ended September 30, 2024 and 2023, the Company incurred approximately $209,000 and $205,000, respectively, in compensation expenses for the services of employees allocated to the administrative activities of the Company, pursuant to the Administration Agreement with Oxford Funds. For the nine months ended September 30, 2024 and 2023, the Company incurred approximately $591,000 and $662,000, respectively, in compensation expenses. In addition, the Company incurred approximately $16,000 and $19,000 for facility costs allocated under the Administration Agreement for the three months ended September 30, 2024 and 2023, respectively. The Company incurred approximately $48,000 and $57,000 for facility costs for the nine months ended September 30, 2024 and 2023, respectively. Facility costs are included in “General and administrative expenses” in the statements of operations. As of September 30, 2024, there were no accrued compensation expenses payable under the Administration Agreement. As of December 31, 2023, there were no accrued compensation expenses payable under the Administration Agreement.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from net investment income and operations per share for the three and nine months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net investment income	$6,187,155	$6,438,818	$20,446,617	$19,595,383
Weighted average common shares outstanding	64,796,212	56,764,866	61,707,951	52,413,834
Net increase in net assets resulting from net investment income per common share	$0.10	$0.11	$0.33	$0.37
Net (decrease)/increase in net assets resulting from operations	$(874,541)	$6,692,836	$2,616,074	$24,548,723
Net (decrease)/increase in net assets resulting from operations per common share	$(0.01)	$0.12	$0.04	$0.47

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs to make distributions of taxable income sufficient to relieve it of substantially all federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on such income. The Company will accrue excise tax on estimated excess taxable income, if any, as required. For the three months ended September 30, 2024, the Company incurred approximately $144,000 for final 2023 and estimated 2024 excise tax. For the nine months ended September 30, 2024, the Company incurred approximately $96,000 for estimated 2024 excise tax, which includes a net expense accrual adjustment of approximately $(267,000), for final 2023 excise tax. Those accrual adjustments for the three and nine months ended September 30, 2024 reflect reversals of previously overestimated excise tax. For the three and nine months ended September 30, 2023, the Company incurred approximately $574,000 and $874,000, respectively, for estimated 2022 and 2023 excise tax. As of September 30, 2024, the Company had a liability of approximately $362,000 of estimated excise tax payable. As of December 31, 2023, the Company had a liability of approximately $750,000 of estimated excise tax payable. This amount is included in “Accrued Expenses” on the Statements of Assets and Liabilities.

The Company has adopted an “opt out” distribution reinvestment plan for its common stockholders. As a result, if the Company makes a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of common stock, unless they specifically “opt out” of the distribution reinvestment plan so as to receive cash distributions. During the three months ended September 30, 2024 and 2023, the Company issued 93,639 and 135,272 shares, respectively, of common stock for approximately $261,000 and $389,000, respectively, to stockholders in connection with the distribution reinvestment plan. During the nine months ended September 30, 2024 and 2023, the Company issued 241,765 and 234,955 shares, respectively, of common stock for

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

NOTE 9. DISTRIBUTIONS (cont.)

approximately $695,000 and $680,000, respectively, to stockholders in connection with the distribution reinvestment plan. During the three months and nine months ended September 30, 2024 as part of the Company’s dividend reinvestment plan for its common stockholders, the Company’s dividend reinvestment administrator did not purchase any shares of common stock in the open market to satisfy the reinvestment portion of the Company’s dividends. On each of January 31, February 29, March 29, April 30, May 31, 2024, the Company paid monthly distributions of approximately $2.1 million, or $0.035 per share. On June 28, July 31, August 30, 2024, the Company paid monthly distributions of approximately $2.2 million, or $0.035 per share. On September 30, 2024, the Company paid monthly distributions of approximately $2.3 million, or $0.035 per share.

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

The tax character of distributions for the nine months ended September 30, 2024, represented, on an estimated basis, $0.315 per share from ordinary income. For the nine months ended September 30, 2024, the amounts and sources of distributions reported are only estimates (based on an average of the reported tax character historically) and are not being provided for U.S. federal income tax reporting purposes. The timing and character of distributions for U.S. federal income tax purposes (which are determined in accordance with the U.S. federal tax rules which may differ from GAAP) may be materially different than the historical information the Company used in providing the estimates herein. The final determination of the source of all distributions in 2024 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

NOTE 10. NET ASSET VALUE PER SHARE

The Company’s net asset value per share as of September 30, 2024, and December 31, 2023, was $2.35 and $2.55, respectively. In determining the Company’s net asset value per share, the Board determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 11. SHARE ISSUANCE AND REPURCHASE PROGRAMS

On August 22, 2023, the Company entered into Amendment No. 1 to that certain Equity Distribution Agreement dated August 1, 2019 with Ladenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $150.0 million of the Company’s common stock through an ATM offering. On August 16, 2024, the Company entered into an amended and restated equity distribution agreement, dated August 16, 2024 (the “Amended and Restated Equity Distribution Agreement”) with Lucid Capital Markets, LLC and Ladenburg Thalmann & Co. Inc., as the sales agents, to add Lucid Capital Markets, LLC as an additional sales agent to the Amended and Restated Equity Distribution Agreement. The Company sold a total of 5,069,789 and 8,326,819 shares of common stock pursuant to the ATM offering during the three months and nine months ended September 30, 2024, respectively. The total amount of capital raised net of underwriting fees and offering costs was approximately $14.5 million and $24.3 million during the three and nine months ended September 30, 2024, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

NOTE 11. SHARE ISSUANCE AND REPURCHASE PROGRAMS (cont.)

From time to time, the Board may authorize a share repurchase program under which shares are purchased in open market transactions. Since the Company is incorporated in Maryland, MGCL requires share repurchases to be accounted for as a share retirement. The cost of repurchased shares is charged against capital on the settlement date. During the three months ended September 30, 2024 and 2023, the Company was not authorized to repurchase any shares of outstanding common stock.

NOTE 12. INVESTMENT INCOME

The following table sets forth the components of investment income for the three and nine months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Interest income
Stated interest income	$5,457,329	$8,205,329
PIK interest income	100,485	—
Original issue discount and market discount income	378,550	211,959
Discount income derived from unscheduled remittances at par	185,578	35,952
Total interest income	$6,121,942	$8,453,240
Income from securitization vehicles and investments	$3,526,850	$4,106,071
Other income
Fee letters	$155,272	$166,387
Money market fund income and all other fees	536,860	319,656
Total other income	$692,132	$486,043
Total investment income	$10,340,924	$13,045,354
	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Interest income
Stated interest income	$17,957,697	$24,617,782
PIK interest income	217,666	—
Original issue discount and market discount income	1,084,100	874,209
Discount income derived from unscheduled remittances at par	305,345	54,589
Total interest income	$19,564,808	$25,546,580
Income from securitization vehicles and investments	$11,345,140	$12,814,866
Other income
Fee letters	$510,401	$485,915
Money market fund income and all other fees	1,043,455	652,771
Total other income	$1,553,856	$1,138,686
Total investment income	$32,463,804	$39,500,132

The 1940 Act requires that a BDC offer significant managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three and nine months ended September 30, 2024 and 2023, the Company received no fee income for managerial assistance.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

NOTE 13. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote. As of September 30, 2024, the Company did not have any commitments to purchase additional debt investments.

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

NOTE 14. FINANCIAL HIGHLIGHTS

Financial highlights for the three and nine months ended September 30, 2024 and 2023, respectively, are as follows:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Per Share Data
Net asset value at beginning of period	$2.43	$2.88	$2.55	$2.78
Net investment income(1)	0.10	0.11	0.33	0.37
Net realized and unrealized (losses)/gains(2)	(0.11)	0.01	(0.29)	0.10
Net (decrease)/increase in net asset value from operations	(0.01)	0.12	0.04	0.47
Distributions per share from net investment income	(0.11)	(0.23)	(0.32)	(0.44)
Tax return of capital distributions(3)	—	—	—	—
Total distributions	(0.11)	(0.23)	(0.32)	(0.44)
Effect of shares issued	0.04	0.01	0.08	(0.03)
Net asset value at end of period	$2.35	$2.78	$2.35	$2.78
Per share market value at beginning of period	$2.94	$2.65	$2.86	$3.12
Per share market value at end of period	$2.83	$3.01	$2.83	$3.01
Total return based on market value(4)	(0.25)%	22.17%	9.71%	10.99%
Total return based on net asset value(5)	1.03%	4.34%	4.51%	15.65%
Shares outstanding at end of period	67,869,056	57,958,446	67,869,056	57,958,446

Ratios/Supplemental Data(8)
Net assets at end of period (000’s)	$159,471	$160,895	$159,471	$160,895
Average net assets (000’s)	$154,529	$160,397	$149,873	$148,132
Ratio of expenses to average net assets(6)	10.71%	15.40%	10.75%	17.72%
Ratio of net investment income to average net assets(6)	16.06%	17.13%	18.13%	17.83%
Portfolio turnover rate(7)	10.95%	—%	25.25%	2.64%

____________

(1)      Represents per share net investment income for the period, based upon weighted average shares outstanding.

(2)      Net realized and unrealized gains/(losses) include rounding adjustments to reconcile change in net asset value per share.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2024
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

(8)      The following table provides supplemental performance ratios (annualized) measured for the three and nine months ended September 30, 2024 and 2023:
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Ratio of expenses to average net assets:
Operating expenses before incentive fees	10.71%	12.47%	10.75%	14.38%
Net investment income incentive fees	—%	2.93%	—%	3.34%
Ratio of expenses, excluding interest expense, to average net assets	5.63%	9.09%	5.52%	9.89%

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2024
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

NOTE 16. SUBSEQUENT EVENTS

The following distributions payable to stockholders are shown below:

Date Declared	Record Dates	Payable Dates	Per Share Distribution Amount Declared
August 8, 2024	October 17, 2024	October 31, 2024	$0.035
August 8, 2024	November 15, 2024	November 29, 2024	$0.035
August 8, 2024	December 17, 2024	December 31, 2024	$0.035
October 31, 2024	January 17, 2025	January 31, 2025	$0.035
October 31, 2024	February 14, 2025	February 28, 2025	$0.035
October 31, 2024	March 17, 2025	March 31, 2025	$0.035

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

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of September 30, 2024, our debt investments had stated

interest rates (excluding stated interest rates on those investments on non-accrual status) of between 8.71% and 13.26% and maturity dates of between 0 and 76 months. In addition, our portfolio had a weighted average annualized yield on debt investments of approximately 14.50% as of September 30, 2024.

The weighted average annualized yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average annualized yield was computed using the effective interest rates as of September 30, 2024, including accretion of original issue discount (“OID”) and excluding any debt investments on non-accrual status. There can be no assurance that the weighted average annualized yield will remain at its current level.

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

During the three months ended September 30, 2024, U.S. loan market performance modestly improved versus the three months ended June 30, 2024. U.S. loan prices, as defined by the Morningstar/LSTA US Leveraged Loan Index, increased from 96.54% of par as of June 30, 2024 to 96.71% of par as of September 30, 2024.

As of September 30, 2024, the Company’s Board of Directors approved the fair value of the Company’s investment portfolio of approximately $262.9 million in good faith in accordance with the Company’s valuation procedures.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) revenues and expenses during the periods reported. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. Actual results could materially differ from those estimates. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023. See “Note 3. Summary of Significant Accounting Policies” to our financial statements for the three and nine months ended September 30, 2024 for more information on our critical accounting policies.

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

We consider the attributes of current market conditions on an on-going basis and have determined that due to the general illiquidity of the market for our investment portfolio, whereby little or no market data exists, substantially all of our fair valued investments are measured based upon Level 3 inputs as of September 30, 2024 and December 31, 2023.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $262.9 million and $266.9 million as of September 30, 2024, and December 31, 2023, respectively. The decrease in the value of investments during the nine month period ended September 30, 2024, was due primarily to net realized losses of approximately $51.4 million, debt repayments of approximately $61.6 million, and sales of securities of approximately $4.8 million, partially offset by purchases of approximately $88.7 million and net unrealized appreciation on our investment portfolio of approximately $33.6 million (which incorporates reductions to CLO equity cost value of approximately $9.7 million).

A reconciliation of the investment portfolio for the nine months ended September 30, 2024 and the year ended December 31, 2023 follows:

($ in millions)	September 30, 2024	December 31, 2023
Beginning investment portfolio	$266.9	$314.7
Portfolio investments acquired(2)	88.7	11.7
Debt repayments(2)	(61.6)	(15.8)
Sales of securities	(4.8)	(19.6)
Reductions to CLO equity cost value(1)	(9.7)	(15.3)
Accretion of discounts on investments	1.1	1.1
Net change in unrealized appreciation on investments	33.6	7.1
Net realized losses on investments	(51.4)	(17.1)
Payment in Kind income	0.2	—
Ending investment portfolio(3)	$262.9	$266.9

____________

(1)      For the nine months ended September 30, 2024, the reductions to CLO equity cost value of approximately $9.7 million represented the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes of approximately $21.0 million, plus the amortization of cost on our CLO fee notes of approximately $64,000, less the effective yield interest income recognized on our CLO equity subordinated and income notes of approximately $11.3 million. For the year ended December 31, 2023, the reductions to CLO equity cost value of approximately $15.3 million represented the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes of approximately $32.0 million, plus the amortization of cost on our CLO fee notes of approximately $123,000, less the effective yield interest income recognized on our CLO equity subordinated and income notes of approximately $16.8 million.

(2)      Portfolio investments acquired and debt repayments include non-cash conversions of securities of approximately $1.6 million.

(3)      Totals may not sum due to rounding.

During the nine months ended September 30, 2024 we purchased approximately $88.7 million in portfolio investments, which includes additional investments of approximately $30.6 million in existing portfolio companies and approximately $58.1 million in new portfolio companies. During the year ended December 31, 2023, we purchased approximately $11.7 million in portfolio investments, including additional investments of approximately $3.5 million in existing portfolio companies and approximately $8.2 million in new portfolio companies.

In certain instances, we receive investment proceeds based on the scheduled amortization of the outstanding loan balances and from the sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

For the nine months ended September 30, 2024 and the year ended December 31, 2023, we recognized proceeds from the sales of securities of approximately $4.8 million and $19.6 million, respectively. Also, during the nine months ended September 30, 2024 and the year ended December 31, 2023, we had loan principal repayments of approximately $61.6 million and $15.8 million, respectively.

As of September 30, 2024, we had investments in debt securities of, or loans to, 18 portfolio companies, with a fair value of approximately $152.7 million, CLO equity investments of approximately $103.5 million, and other equity investments of approximately $6.8 million.

As of December 31, 2023, we had investments in debt securities of, or loans to, 19 portfolio companies, with a fair value of approximately $179.5 million, CLO equity investments of approximately $82.2 million, and other equity investments of approximately $5.3 million.

The following table indicates the quarterly portfolio investment activity for the past seven quarters:

Three Months Ended ($ in millions)	Purchases of Investments	Repayments of Principal	Sales of Investments	Reductions to CLO Equity Cost(1)
September 30, 2024	$47.7	$27.9	$—	$2.5
June 30, 2024(2)	28.8	15.8	3.4	6.4
March 31, 2024	12.1	17.9	1.4	0.8
Total 2024 to date(3)	$88.7	$61.6	$4.8	$9.7

December 31, 2023	$3.5	$0.8	$3.7	$2.8
September 30, 2023	—	14.2	1.9	5.1
June 30, 2023	—	0.4	13.9	4.4
March 31, 2023	8.2	0.3	—	3.0
Total(3)	$11.7	$15.8	$19.6	$15.3

____________

(1)      Reductions to CLO equity cost value represent the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes, plus the amortization of cost of our CLO fee notes, less the effective yield interest income recognized on our CLO equity subordinated and income notes.

(2)      Purchases of Investments and Repayments of Principal include non-cash conversions of securities of approximately $1.6 million.

(3)      Totals may not sum due to rounding.

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2024 and December 31, 2023:

($ in millions)	September 30, 2024		December 31, 2023
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$152.7	58.1%	$179.5	67.2%
CLO Equity	103.5	39.3%	82.2	30.8%
Equity and Other Investments	6.8	2.6%	5.3	2.0%
Total(1)	$262.9	100.0%	$266.9	100.0%

____________

(1)      Totals may not sum due to rounding.

Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2024 and December 31, 2023, we held qualifying assets that represented 64.1% and 70.6%, respectively, of the total assets. No additional non-qualifying assets were acquired during the periods when qualifying assets were less than 70.0% of the total assets.

The following table shows our portfolio of investments by industry at fair value, as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	($ in millions)		($ in millions)
Structured finance(1)	$103.5	39.4%	$82.2	30.8%
Software	55.1	21.0%	66.0	24.7%
Business services	44.5	16.8%	43.0	16.1%
Healthcare	26.8	10.2%	28.4	10.7%
Industrials	10.0	3.8%	—	0.0%
Food and beverage	10.0	3.8%	—	0.0%
Telecommunication services	8.2	3.1%	20.9	7.8%
IT consulting	4.8	1.9%	5.3	2.0%
Diversified insurance	—	0.0%	13.9	5.2%
Utilities	—	0.0%	7.2	2.7%
Total(2)	$262.9	100.0%	$266.9	100.0%

____________

(1)      Reflects our equity investments in CLOs as of September 30, 2024, and December 31, 2023, respectively.

(2)      Totals may not sum due to rounding.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of September 30, 2024 and December 31, 2023, our portfolio had a weighted average grade of 2.4 and 2.3, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities and investments in CLOs are not graded.

As of September 30, 2024 and December 31, 2023, our debt investment portfolio was graded as follows:

($ in millions)		September 30, 2024
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	108.7	45.1%	100.0	65.5%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	100.9	41.8%	52.2	34.2%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	31.6	13.1%	0.5	0.3%
	Total(1)	$241.2	100.0%	$152.7	100.0%

($ in millions)		December 31, 2023
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	175.5	60.4%	134.5	74.9%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	72.3	24.8%	43.3	24.1%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status	42.9	14.8%	1.7	1.0%
	Total	$290.7	100.0%	$179.5	100.0%

We expect that a portion of our investments will be in the grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 3, 4 or 5 may fluctuate from period to period.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three and nine months ended September 30, 2024 to the three and nine months ended September 30, 2023.

Investment Income

Investment income for the three months ended September 30, 2024 and September 30, 2023 was approximately $10.3 million and $13.0 million, respectively. Investment income for the nine months ended September 30, 2024 and September 30, 2023 was approximately $32.5 million and $39.5 million, respectively. The following tables set forth the components of investment income for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Interest income
Stated interest income	$5,457,329	$8,205,329
PIK interest income	100,485	—
Original issue discount and market discount income	378,550	211,959
Discount income derived from unscheduled remittances at par	185,578	35,952
Total interest income	$6,121,942	$8,453,240
Income from securitization vehicles and investments	$3,526,850	$4,106,071
Other income
Fee letters	$155,272	$166,387
Money market fund income and all other fees	536,860	319,656
Total other income	$692,132	$486,043
Total investment income	$10,340,924	$13,045,354

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Interest income
Stated interest income	$17,957,697	$24,617,782
PIK interest income	217,666	—
Original issue discount and market discount income	1,084,100	874,209
Discount income derived from unscheduled remittances at par	305,345	54,589
Total interest income	$19,564,808	$25,546,580
Income from securitization vehicles and investments	$11,345,140	$12,814,866
Other income
Fee letters	$510,401	$485,915
Money market fund income and all other fees	1,043,455	652,771
Total other income	$1,553,856	$1,138,686
Total investment income	$32,463,804	$39,500,132

The decrease in total investment income for the three and nine months ended September 30, 2024, was primarily due to a decrease in interest income for the three and nine months ended September 30, 2024.

The total principal value of income producing debt investments as of September 30, 2024, and September 30, 2023 was approximately $209.6 million and $260.2 million, respectively. As of September 30, 2024, our debt investments had a range of stated interest rates (excluding stated interest rates on those investments on non-accrual status) of 8.71% and 13.26% and maturity dates of between 0 and 76 months compared to a range of stated interest rates of 9.18% to 17.00% and maturity dates between 0 and 77 months as of September 30, 2023. In addition, our total debt portfolio had a weighted average yield on debt investments of approximately 14.50% as of September 30, 2024, compared to approximately 13.10% as of September 30, 2023. As of September 30, 2024, three debt investments in one portfolio company were on non-accrual status with a combined fair value of approximately $0.5 million and total principal amount of approximately $31.6 million. As of September 30, 2023, three debt investments in one portfolio company were on non-accrual status with a combined fair value of approximately $0.5 million and total principal amount of approximately $30.3 million.

Income from securitization vehicles for the three months ended September 30, 2024 and September 30 2023, was approximately $3.5 million and $4.1 million, respectively. Income from securitization vehicles for the nine months ended September 30, 2024 and September 30, 2023, was approximately $11.3 million and $12.8 million, respectively. The total principal outstanding on our investments in CLOs as of September 30, 2024 and September 30, 2023, was approximately $354.4 million and $312.3 million, respectively. The weighted average yield on CLO equity investments as of September 30, 2024 and September 30, 2023, was approximately 9.6% and 9.7%, respectively.

Operating Expenses

Total expenses for the three months ended September 30, 2024 and 2023, were approximately $4.2 million and $6.6 million, respectively. Total expenses for the nine months ended September 30, 2024 and 2023, were approximately $12.0 million and $19.9 million, respectively. These amounts consisted of base management fees, interest expense, professional fees, compensation expense, general and administrative expenses, net investment income incentive fees, and excise tax. That decrease for the three and nine months ended September 30, 2024 was primarily due to lower net investment income incentive fees and interest expense, partially offset by a decrease in base management fees.

Expenses before incentive fees for the three and nine months ended September 30, 2024 were approximately $4.2 million and $12.0 million. For the three and nine months ended September 30, 2023, expenses before incentive fees were approximately $5.4 million and $16.2 million respectively.

The base management fee for the three months ended September 30, 2024 was approximately $1.1 million compared with $1.2 million for the three months ended September 30, 2023. The base management fee for the nine months ended September 30, 2024 was approximately $3.1 million compared with $3.6 million for the nine months ended September 30, 2023. Those decreases for the three and nine months ended September 30, 2024 were due largely to decreases in weighted average gross assets.

There were no net investment income incentive fees for the three and nine months ended September 30, 2024, due to the total return requirement. The net investment income incentive fees for the three and nine months ended September 30, 2023 were approximately $1.2 million and $3.7 million respectively.

Interest expense for the three months ended September 30, 2024, was approximately $2.0 million, which primarily relates to our 5.50% unsecured notes due 2028 (the “5.50% Unsecured Notes”) and 6.25% unsecured notes due 2026 (the “6.25% Unsecured Notes”). Interest expense for the three months ended September 30, 2023, was approximately $2.5 million, which primarily relates to our 5.50% Unsecured Notes, 6.25% Unsecured Notes, and 6.50% unsecured notes due 2024. Interest expense for the nine months ended September 30, 2024, was approximately $5.9 million, which primarily relates to our 5.50% Unsecured Notes and 6.25% Unsecured Notes. Interest expense for the nine months ended September 30, 2023, was approximately $8.7 million, which primarily relates to our 5.50% Unsecured Notes, 6.25% Unsecured Notes, and 6.50% unsecured notes due 2024. The decreases in interest expense for the three and nine months ended September 30, 2024 were primarily due to the full repayment of the 6.50% unsecured notes due 2024 throughout the year ended December 31, 2023.

Professional fees, consisting of legal, consulting, valuation, audit and tax fees, were approximately $359,000 for the three months ended September 30, 2024, compared to approximately $479,000 for the three months ended September 30, 2023. Professional fees were approximately $1.2 million for the nine months ended September 30, 2024, compared to approximately $1.1 million for the nine months ended September 30, 2023.

Compensation expense was approximately $209,000 for the three months ended September 30, 2024, compared to approximately $205,000 for the three months ended September 30, 2023. Compensation expense was approximately $591,000 for the nine months ended September 30, 2024, compared to approximately $662,000 for the nine months ended September 30, 2023. Compensation expense reflects the allocation of compensation expenses for the services of our Chief Financial Officer, accounting personnel, and other administrative support staff.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs, and other expenses, were approximately $395,000 for the three months ended September 30, 2024, compared to approximately $458,000 for the three months ended September 30, 2023. General and administrative expenses were approximately $1.2 million for the nine months ended September 30, 2024, compared to approximately $1.3 million for the nine months ended September 30, 2023. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Excise tax was approximately $144,000 for the three months ended September 30, 2024, compared to $574,000 for the three months ended September 30, 2023. Excise tax was approximately $96,000 for the nine months ended September 30, 2024, compared to $874,000 for the nine months ended September 30, 2023.

Incentive Fees

There was no net investment income incentive fee (“Net Investment Income Incentive Fee”) recorded for the three and nine months ended September 30, 2024. The Net Investment Income Incentive Fee recorded for the three and nine months ended September 30, 2023 was approximately $1.2 million and $3.7 million, respectively. The Net Investment Income Incentive Fee is calculated and payable quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter exceeds (y) the “Preferred Return Amount” for the calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the Base Fee, expenses payable under the Administration Agreement with Oxford Funds, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Refer to “Note 7. Related Party Transactions” in the notes to our financial statements.

The expense attributable to the capital gains incentive fee (the “Capital Gains Incentive Fee”), as reported under GAAP, is calculated as if the Company’s entire portfolio had been liquidated at period end, and therefore is calculated on the basis of net realized and unrealized gains and losses at the end of each period. That expense (or the reversal of such an expense) related to that hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the three and nine months ended September 30, 2024 and 2023, no accrual was required as a result of the impact of accumulated net unrealized depreciation and net realized losses on our portfolio.

The amount of the Capital Gains Incentive Fee which will actually be payable is determined in accordance with the terms of the Investment Advisory Agreement and is calculated as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). The terms of the Investment Advisory Agreement state that the Capital Gains Incentive Fee calculation is based on net realized gains, if any, offset by gross unrealized depreciation for the calendar year. No effect is given to gross unrealized appreciation in this calculation. For the three and nine months ended September 30, 2024 and 2023, such an accrual was not required under the terms of the Investment Advisory Agreement.

Realized and Unrealized Gains/Losses on Investments

For the three months ended September 30, 2024, we recognized net realized losses on investments of approximately $12.9 million, which reflects the extinguishment upon a recapitalization of two senior secured loans in a single portfolio company.

For the three months ended September 30, 2024, our net change in unrealized appreciation was approximately $5.8 million, composed of $6.2 million in gross unrealized appreciation, $12.2 million in gross unrealized depreciation and approximately $11.8 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $2.5 million resulting from reductions to the cost value of our CLO equity investments representing the difference between distributions received, or entitled to be received, on our investments held in CLO equity subordinated notes and fee notes, of approximately $6.0 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $3.5 million. The most significant components of the net change in unrealized appreciation during the three months ended September 30, 2024, were as follows (in millions):

Portfolio Company	Changes in Unrealized Appreciation/ (Depreciation)
McAfee Enterprise, LLC (f/k/a Magenta Buyer, LLC)	$12.0
Unitek Global Services, Inc.	2.3
Verifone Systems, Inc.	1.3
Alvaria, Inc. (f/k/a Aspect Software, Inc.)	(2.7)
Quest Software, Inc.	(3.3)
Net all other	(3.8)
Total	$5.8

For the nine months ended September 30, 2024, we recognized net realized losses on investments of approximately $51.4 million, which reflects the extinguishment upon a recapitalization of two senior secured loans in a single portfolio company, the extinguishment of two senior secured loans which were previously on non-accrual status, a sale of multiple CLO equity investments, and an extinguishment of a CLO equity investment.

For the nine months ended September 30, 2024, our net change in unrealized appreciation was approximately $33.6 million, composed of $7.9 million in gross unrealized appreciation, $20.1 million in gross unrealized depreciation and approximately $45.9 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $9.7 million resulting from reductions to the cost value of our CLO equity investments representing the difference between distributions received, or entitled to be received, on our investments held in CLO equity subordinated notes and fee notes, of approximately $21.0 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $11.3 million. The most significant components of the net change in unrealized appreciation during the nine months ended September 30, 2024, were as follows (in millions):

Portfolio Company	Changes in Unrealized Appreciation/ (Depreciation)
ConvergeOne Holdings, Inc.	$14.4
McAfee Enterprise, LLC (f/k/a Magenta Buyer, LLC)	10.5
Careismatic Brands, Inc. (f/k/a New Trojan Parent, Inc.)	10.4
Dryden 43 Senior Loan Fund	(3.3)
Quest Software, Inc.	(5.2)
Net all other	6.8
Total	$33.6

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the three months ended September 30, 2024 and September 30, 2023 was approximately $6.2 million and $6.4 million, respectively. Net investment income for the nine months ended September 30, 2024 and September 30, 2023 was approximately $20.4 million and $19.6 million, respectively. The decrease in net investment income for each of the three and nine month respective periods ended September 30, 2024 was primarily due to lower interest income and income from securitization vehicles and investments, partially offset by a decrease in net investment income incentive fees and interest expense and an increase in other income.

For the three months and nine months ended September 30, 2024, the net increase in net assets resulting from net investment income per common share was $0.10 and $0.33 (basic and diluted), compared to the net increase in net assets resulting from net investment income per share of $0.11 and $0.37 (basic and diluted) for the three and nine months ended September 30, 2023.

Net Decrease/Increase in Net Assets Resulting from Operations

Net decrease in net assets resulting from operations for the three months ended September 30, 2024 was approximately $0.9 million compared with a net increase in net assets resulting from operations of approximately $6.7 million for the three months ended September 30, 2023.

Net increase in net assets resulting from operations for the nine months ended September 30, 2024 was approximately $2.6 million compared with a net increase in net assets resulting from operations of approximately $24.5 million for the nine months ended September 30, 2023.

For the three months ended September 30, 2024, the net decrease in net assets resulting from operations per common share was $0.01 (basic and diluted), compared to a net increase in net assets resulting from operations per share of $0.12 (basic and diluted) for the three months ended September 30, 2023. For the nine months ended September 30, 2024, the net increase in net assets resulting from operations per common share was $0.04 (basic and diluted), compared to a net increase in net assets resulting from operations per share of $0.47 (basic and diluted) for the nine months ended September 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2024, cash and cash equivalents were approximately $43.2 million as compared to approximately $5.7 million as of December 31, 2023. For the nine months ended September 30, 2024, net cash provided by operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $31.9 million, largely reflecting net realized losses from investments of approximately $51.4 million, proceeds from principal repayments and sales of investments of approximately $62.4 million, partially offset by purchases of investments of approximately $60.4 million and net change in unrealized appreciation of approximately $33.6 million. For the nine months ended September 30, 2024, net cash provided by financing activities was approximately $5.5 million, reflecting the payment of distributions of approximately $18.7 million, partially offset by the net proceeds of the issuance of common stock in connection with our at-the-market (“ATM”) program of approximately $24.3 million.

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2024, is as follows:

Contractual obligations (in millions)	Payments Due by Period
	Principal Amount	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
6.25% Unsecured Notes	$44.8	$—	$44.8	$—	$—
5.50% Unsecured Notes	80.5	—	—	80.5	—
	$125.3	$—	$44.8	$80.5	$—

Refer to “Note 6. Borrowings” in the notes to our financial statements.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into a variety of undertakings containing a variety of warranties and indemnifications that may expose us to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote. As of September 30, 2024, we did not have any commitments to purchase additional investments.

Share Issuance and Repurchase Programs

On August 22, 2023, we entered into Amendment No. 1 to that certain Equity Distribution Agreement dated August 1, 2019 with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $150.0 million of our common stock through an At-the-Market (“ATM”) offering. On August 16, 2024, we entered into an amended and restated equity distribution agreement, dated August 16, 2024 (the “Amended and Restated Equity Distribution Agreement”) with Lucid Capital Markets, LLC and Ladenburg Thalmann & Co. Inc., as the sales agents, to add Lucid Capital Markets, LLC as an additional sales agent to the Amended and Restated Equity Distribution Agreement. We issued a total of 5,069,789 and 8,326,819 shares of common stock pursuant to the ATM offering during the three and nine months ended September 30, 2024, respectively. The total amount of capital raised net of underwriting fees and offering costs was approximately $14.5 million and $24.3 million during the three and nine months ended September 30, 2024, respectively.

From time to time, the Board may authorize a share repurchase program under which shares are purchased in open market transactions. Since we are incorporated in Maryland, MGCL requires share repurchases to be accounted for as a share retirement. The cost of repurchased shares is charged against capital on the settlement date. During the three and nine months ended September 30, 2024 and 2023, we were not authorized to repurchase any shares of outstanding common stock.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, as of September 30, 2024, we were only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 150%, immediately after such borrowing. As of September 30, 2024 and December 31, 2023, our asset coverage for borrowed amounts was approximately 226% and 219%, respectively.

The weighted average stated interest rate and weighted average maturity on all of the Company’s debt outstanding as of September 30, 2024, were 5.77% and 3.0 years, respectively, and as of December 31, 2023, were 5.77% and 3.8 years, respectively.

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

The following table reflects the cash distributions, including distributions reinvested, if any, per share that our Board has declared on our common stock since the beginning of 2023:

Date Declared	Record Date	Payment Date	Total Distributions(1)	GAAP net investment income			Distributions in excess of/ (less than) GAAP net investment income(1)
Fiscal 2025(1)
October 31, 2024	March 17, 2025	March 31, 2025	$0.035	$	N/A		$—
October 31, 2024	February 14, 2025	February 28, 2025	0.035		N/A		—
October 31, 2024	January 17, 2025	January 31, 2025	0.035		N/A		—
Total (First Quarter 2025)			0.105		—	(3)	—

Fiscal 2024(1)
August 8, 2024	December 17, 2024	December 31, 2024	0.035	$	N/A		$—
August 8, 2024	November 15, 2024	November 29, 2024	0.035		N/A		—
August 8, 2024	October 17, 2024	October 31, 2024	0.035		N/A		—
Total (Fourth Quarter 2024)			0.105		—	(3)	—

April 25, 2024	September 16, 2024	September 30, 2024	0.035		N/A		$—
April 25, 2024	August 16, 2024	August 30, 2024	0.035		N/A		—
April 25, 2024	July 17, 2024	July 31, 2024	0.035		N/A		—
Total (Third Quarter 2024)			0.105		0.10		0.01

Date Declared	Record Date	Payment Date	Total Distributions(1)	GAAP net investment income		Distributions in excess of/ (less than) GAAP net investment income(1)
March 14, 2024	June 14, 2024	June 28, 2024	0.035		N/A	—
March 14, 2024	May 17, 2024	May 31, 2024	0.035		N/A	—
March 14, 2024	April 16, 2024	April 30, 2024	0.035		N/A	—
Total (Second Quarter 2024)			0.105		0.13	(0.02)

November 2, 2023	March 15, 2024	March 29, 2024	0.035		N/A	—
November 2, 2023	February 15, 2024	February 29, 2024	0.035		N/A	—
November 2, 2023	January 17, 2024	January 31, 2024	0.035		N/A	—
Total (First Quarter 2024)			0.105		0.11	(0.01)

Fiscal 2023(1)
August 3, 2023	December 15, 2023	December 29, 2023	$0.035	$	N/A	$—
August 3, 2023	November 16, 2023	November 30, 2023	0.035		N/A	—
August 3, 2023	October 17, 2023	October 31, 2023	0.035		N/A	—
Total (Fourth Quarter 2023)			0.105		0.13	(0.03)

August 3, 2023(4)	September 15, 2023	September 29, 2023	0.120		N/A	$—
April 25, 2023	September 15, 2023	September 29, 2023	0.035		N/A	—
April 25, 2023	August 17, 2023	August 31, 2023	0.035		N/A	—
April 25, 2023	July 17, 2023	July 31, 2023	0.035		N/A	—
Total (Third Quarter 2023)			0.225		0.11	0.12

March 16, 2023	June 16, 2023	June 30, 2023	0.035		N/A	—
March 16, 2023	May 17, 2023	May 31, 2023	0.035		N/A	—
March 16, 2023	April 14, 2023	April 28, 2023	0.035		N/A	—
Total (Second Quarter 2023)			0.105		0.13	(0.03)

October 20, 2022	March 17, 2023	March 31, 2023	0.035		N/A	—
October 20, 2022	February 14, 2023	February 28, 2023	0.035		N/A	—
October 20, 2022	January 17, 2023	January 31, 2023	0.035		N/A	—
Total (First Quarter 2023)			0.105		0.13	(0.03)
Total (2023)			$0.540		$0.51(2)	$0.03(2)

____________

(1)      The tax characterization of cash distributions for the years ending December 31, 2024 and 2025 will not be known until the tax return is finalized. For the years ending December 31, 2024 and 2025, the amounts and sources of distributions reported are only estimates and are not being provided for U.S. tax reporting purposes. The final determination of the source of all distributions in 2024 and 2025 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon our investment performance and may be subject to change based on tax regulations.

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

RECENT DEVELOPMENTS

The following distributions payable to stockholders are shown below:

Date Declared	Record Dates	Payable Dates	Per Share Distribution Amount Declared
August 8, 2024	October 17, 2024	October 31, 2024	$0.035
August 8, 2024	November 15, 2024	November 29, 2024	$0.035
August 8, 2024	December 17, 2024	December 31, 2024	$0.035
October 31, 2024	January 17, 2025	January 31, 2025	$0.035
October 31, 2024	February 14, 2025	February 28, 2025	$0.035
October 31, 2024	March 17, 2025	March 31, 2025	$0.035

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates. As of September 30, 2024, all but three of our variable rate investments were income producing. The variable rates are generally based upon the five-year U.S. Department of Treasury note, the Prime rate, or SOFR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain interest rate floors.

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

Based on our Statements of Assets and Liabilities as of September 30, 2024, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates for our settled investments (considering interest rate floors for floating rate instruments), excluding CLO equity investments. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2024. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2024, and are only adjusted for assumed changes in the underlying base interest rates. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

Hypothetical Change in Base Rate	Estimated Percentage Change in Investment Income
Up 300 basis points	15.2%
Up 200 basis points	10.1%
Up 100 basis points	5.1%
Down 100 basis points	(5.1)%
Down 200 basis points	(10.0)%
Down 300 basis points	(15.0)%

ITEM 4.   CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer,

as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes known to us during the nine months ended September 30, 2024, to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Equity Securities

While we did not engage in unregistered sales of equity securities during the three months ended September 30, 2024, we issued 93,639 shares of common stock under our distribution reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value for the shares of common stock issued under the distribution reinvestment plan during the three months ended September 30, 2024 was approximately $261,000.

Issuer Purchases of Equity Securities

During the three months ended September 30, 2024, no common stock was repurchased by the Company.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.   OTHER INFORMATION.

During the fiscal quarter ended September 30, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

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
10.1

Amended and Restated Equity Distribution Agreement, dated as of August 16, 2024, by and among Oxford Square Capital Corp., Oxford Square Management, LLC, Oxford Funds, LLC, Lucid Capital Markets, LLC and Ladenburg Thalmann & Co. Inc., as sales agents (Incorporated by reference to Exhibit 1.1 to the Registrant’s current report on Form 8-K filed on August 16, 2024).

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

OXFORD SQUARE CAPITAL CORP.
Date: November 6, 2024	By:	/s/ Jonathan H. Cohen
Jonathan H. Cohen
Chief Executive Officer
(Principal Executive Officer)
Date: November 6, 2024	By:	/s/ Bruce L. Rubin
Bruce L. Rubin
Chief Financial Officer
(Principal Accounting Officer)