Form 10-K
period 2024-12-31
Oxford Square Capital Corp.
filed 2025-03-05
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

–––––––––––––––––––––––––––––––

FORM 10-K

_______________________________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-00638

–––––––––––––––––––––––––––––––

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

The aggregate market value of common stock held by non-affiliates of the Registrant on as of the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $2.94 on the NASDAQ Global Select Market, was $165,164,578. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 69,789,527 shares of the Registrant’s common stock outstanding as of February 27, 2025.

OXFORD SQUARE CAPITAL CORP.
FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2024

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

ATM Offering

On August 22, 2023, we entered into Amendment No. 1 to the Equity Distribution Agreement dated August 1, 2019 with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $150.0 million of our common stock through an At-the-Market (“ATM”) offering. On August 16, 2024, we entered into an amended and restated equity distribution agreement (the “Amended and Restated Equity Distribution Agreement”) with Lucid Capital Markets, LLC and Ladenburg Thalmann & Co. Inc., as the sales agents, to add Lucid Capital Markets, LLC as an additional sales agent to the Amended and Restated Equity Distribution Agreement. We sold a total of 10,132,282 shares of common stock pursuant to the ATM offering during the year ended December 31, 2024. The total amount of capital raised net of underwriting fees and offering costs was approximately $29.2 million during the year ended December 31, 2024.

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

MARKET OVERVIEW AND OPPORTUNITY

The broader corporate loan and CLO equity markets displayed modest strength in 2024. The S&P/LSTA Leveraged Loan Index increased from a price of 96.21% at the end of December 2023 to 97.33% at the end of December 2024. During 2024, lower credit quality loans outperformed higher credit quality loans. For the full year, BB rated loan prices increased 0.53%, B rated loan prices increased 0.58%, and CCC rated loan prices increased 1.59%. We believe that the loan market’s performance during 2024 was driven by investment inflows into the loan asset class, higher issuance in the CLO asset class, and lower primary market issuance associated with leveraged buyout and acquisition transactions, resulting in higher demand for existing loans in the secondary market. Credit quality in the loan market deteriorated in 2024 as exhibited by an increase in the default rate to 4.70% at the end of 2024 versus 3.84% at the end of 2023 when including traditional defaults and out-of-court restructurings, exchanges, and sub-par buybacks. This environment presented corporate loan and CLO managers with the opportunity to buy performing assets in the primary and secondary loan markets with sufficient risk adjusted returns, ultimately accruing to the benefit of loan and CLO investments. Additionally, as we execute our corporate loan strategy of focusing primarily on small to medium size broadly syndicated loans, narrowly syndicated loans and private deals, through purchases in both the primary and secondary markets, we remain mindful of maintaining overall portfolio liquidity. We believe this strategy allows us to maintain corporate debt investments which have sufficient liquidity in order to take advantage of market opportunities.

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

Portfolio Overview

We seek to create a portfolio that includes primarily senior secured loans, CLO investments, senior subordinated and junior subordinated debt investments, as well as warrants and other equity instruments we may receive in connection with such debt investments. We generally expect to invest between $5 million and $50 million in each of our portfolio companies. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5% of the total portfolio.

The following is a representative list of the industries in which we have invested:

• Aerospace and Defense	• Business Services
• Food and Beverage	• Healthcare
• Industrials	• Materials
• Software	• Telecommunication Services
• Structured Finance	• IT Consulting

During the fiscal year ended December 31, 2024, we purchased approximately $112.2 million of investments, comprised of approximately $76.3 million in senior secured notes, approximately $35.2 million in CLO equity and approximately $0.7 million in equity and other investments. As a percentage of fair value of the total invested portfolio as of December 31, 2024, our portfolio was invested approximately 57.8% in senior secured notes, 40.1% in CLO equity, and 2.1% in equity and other investments.

TEN LARGEST PORTFOLIO INVESTMENTS AS OF DECEMBER 31, 2024

Our ten largest portfolio company investments as of December 31, 2024, based on the combined fair value of the debt and equity securities (including CLO side letter related investments) we hold in each portfolio company, were as follows:

Portfolio Company	Industry	December 31, 2024
		($ in millions)
		Cost(1)	Fair Value(1)	Fair Value Percentage of Total Portfolio(1)
OCP CLO 2024-37, Ltd.	Structured Finance	$22.8	$22.7	8.7%
Dryden 43 Senior Loan Fund	Structured Finance	24.9	17.0	6.5%
Carlyle Global Market Strategies CLO 2021-6, Ltd.	Structured Finance	19.0	16.9	6.5%
Verifone Systems, Inc.	Business Services	14.6	13.8	5.3%
HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)	Healthcare	18.5	12.8	4.9%
Octagon Investment Partners 49, Ltd.	Structured Finance	16.4	11.7	4.5%
Convergint Technologies, LLC	Business Services	11.0	10.9	4.2%
Dodge Data & Analytics, LLC	Software	10.9	10.6	4.1%
Access CIG, LLC	Business Services	10.2	10.2	3.9%
Nielsen Consumer, LLC	Business Services	10.0	10.0	3.9%
		$158.1	$136.7	52.4%

____________

(1)      Totals may not sum due to rounding.

For a description of the factors relevant to the changes in the value of the above portfolio investments for the year ended December 31, 2024, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Grading.”

Set forth below are descriptions of the ten largest portfolio investments as of December 31, 2024:

OCP CLO 2024-37, Ltd.

OCP CLO 2024-37, Ltd. is a collateralized loan obligation investing primarily in U.S.-based senior secured loans. As of December 31, 2024, approximately $27.0 million remained outstanding on our investment.

Dryden 43 Senior Loan Fund

Dryden 43 Senior Loan Fund is a collateralized loan obligation investing primarily in U.S.-based senior secured loans. As of December 31, 2024, approximately $47.3 million remained outstanding on our investment.

Carlyle Global Market Strategies CLO 2021-6, Ltd.

Carlyle Global Market Strategies CLO 2021-6, Ltd. is a collateralized loan obligation investing primarily in U.S.-based senior secured loans. As of December 31, 2024, approximately $29.6 million remained outstanding on our investment.

Verifone Systems, Inc.

Verifone Systems, Inc. develops technology that enables electronic payment transactions and value-added services at the point of sale. As of December 31, 2024, approximately $14.8 million remained outstanding on our investment in the first lien senior secured notes.

HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)

HealthChannels, Inc. is a health-care company that offers clerical support services, including electronic medical record documentation, patient engagement, and medical coding to improve clinical outcomes. As of December 31, 2024, approximately $18.6 million remained outstanding on our investment in the first lien senior secured notes.

Octagon Investment Partners 49, Ltd.

Octagon Investment Partners 49, Ltd. is a collateralized loan obligation investing primarily in U.S.-based senior secured loans. As of December 31, 2024, approximately $26.4 million remained outstanding on our investment.

Convergint Technologies, LLC

Convergint Technologies, LLC offers security, communications, installation, fire alarm safety, and building automation systems to commercial offices, residential, government, healthcare, and educational industries. As of December 31, 2024, approximately $11.0 million remained outstanding on our investment in the second lien senior secured notes.

Dodge Data & Analytics, LLC

Dodge Data & Analytics, LLC offers analytics and software-based workflow integration solutions for the construction industry. As of December 31, 2024, approximately $2.2 million remained outstanding on our investment in the first lien first out senior secured notes, approximately $3.0 million remained outstanding on our investment in the first lien second out senior secured notes and $15.0 million remained outstanding on our investment in the second lien senior secured notes.

Access CIG, LLC

Access CIG, LLC is a records and documents storage firm. As of December 31, 2024, approximately $10.1 million remained outstanding on our investment in the first lien senior secured notes.

Nielsen Consumer, LLC

Nielsen Consumer, LLC is a global measurement and data analytics company that helps businesses understand consumer behavior and market trends. As of December 31, 2024, approximately $10.0 million remained outstanding on our investment in the first lien senior secured notes.

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

a.      For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter minus our operating expenses for the quarter (including the Base Fee, expenses payable under our administration agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest, and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

b.      Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to one-fourth of an annual “hurdle rate.” The annual hurdle rate is determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rates for the 2024, 2023 and 2022 calendar years, calculated as of December 31, were approximately 8.84%, 8.99%, and 6.26%, respectively, under the terms of the Investment Advisory Agreement. Our net investment income (to the extent not distributed to our stockholders) used to calculate the Net Investment Income Incentive Fee was also included in the amount of our gross assets used to calculate the 2.00% Base Fee.

c.      The operation of the incentive fee with respect to our Pre-Incentive Fee Net Investment Income for each quarter is as follows:

i.       no incentive fee was payable to Oxford Square Management in any calendar quarter in which our Pre-Incentive Fee Net Investment Income did not exceed one fourth of the annual hurdle rate (approximately 8.84% for the 2024 calendar year).

ii.      20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds one-fourth of the annual hurdle rate (approximately 8.84% for the 2024 calendar year) in any calendar quarter was payable to Oxford Square Management (i.e., once the hurdle rate is reached, 20% of all Pre-Incentive Fee Net Investment Income thereafter was allocated to Oxford Square Management).

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

Duration and Termination

Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act. On April 25, 2024, the Board of Directors re-approved the Investment Advisory Agreement at an in-person meeting. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. Refer to “Item 1A. Risk Factors — Risks relating to our business and structure — We are dependent upon Oxford Square Management’s key management personnel for our future success, particularly Jonathan H. Cohen and Saul B. Rosenthal.”

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

Qualifying Assets

As a BDC, we may not acquire any asset other than “qualifying assets” unless, at the time we make the acquisition, the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are:

(1)    Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC.

(2)    Securities of any portfolio company which we control, as defined by the 1940 Act.

(3)    Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)    Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5)    Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)    Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

An eligible portfolio company is defined in the 1940 Act as any issuer which:

(a)     is organized under the laws of, and has its principal place of business in, the United States;

(b)    is not an investment company (other than a SBIC wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c)     satisfies any of the following:

i.       does not have any class of securities that is traded on a national securities exchange or has a class of securities listed on a national securities exchange but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

ii.      is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

iii.     is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

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

The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments. In addition, significant changes in the capital markets, including periods of extreme volatility and disruption, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations.

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

Part of the incentive fee payable by us to our investment adviser that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Our investment adviser will not be under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never receive as a result of a default by an entity on the obligation that resulted in the accrual of such income.

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
	Assumed total return on our portfolio (net of expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to stockholder(1)	(23.5)%	(14.2)%	(4.9)%	4.4%	13.8%

____________

(1)      Assumes $299.7 million in total assets and $125.3 million in total debt principal outstanding, which reflects our total assets and total debt outstanding as of December 31, 2024, and a cost of funds of approximately 6.26%.

Our portfolio must have an annual return of at least 2.62% in order to cover the annual interest payments on our current borrowings.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 69,789,527 shares are issued and outstanding as of February 27, 2025. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to distributions and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by our Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

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

Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that currently invests primarily in CLO debt and equity tranches, and its investment adviser, Oxford Lane Management. Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, of Oxford Park Income Fund, Inc., a non-diversified closed-end management investment company that invests primarily in equity and junior debt tranches of CLO vehicles, and its investment adviser, Oxford Park Management. Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, of Oxford Gate Management, the investment adviser to the Oxford Gate Funds and Oxford Bridge II, LLC. Oxford Bridge II, LLC and Oxford Gate Funds are private funds that invest principally in CLO debt and equity. Oxford Funds is the managing member of Oxford Park Management, Oxford Lane Management and Oxford Gate Management. As a result, certain conflicts of interest may arise with respect to the management of our portfolio by Messrs. Cohen and Rosenthal, on the one hand, and the obligations of Messrs. Cohen and Rosenthal to manage the portfolios of Oxford Lane Capital Corp., Oxford Park Income Fund, Inc., Oxford Bridge II, LLC and the Oxford Gate Funds, respectively, on the other hand. In addition, Bruce L. Rubin, our Chief Financial Officer, Corporate Secretary and Treasurer, currently serves in similar capacities for Oxford Lane Capital Corp. and Oxford Park Income Fund, Inc. Mr. Rubin also currently serves as the Chief Financial Officer and Secretary of Oxford Lane Management, Oxford Square Management, Oxford Gate Management, LLC, Oxford Park Management and Oxford Funds. Further, Mr. Gerald Cummins, our Chief Compliance Officer, currently serves in similar capacities for Oxford Lane Management, Oxford Lane Capital Corp., Oxford Square Management, Oxford Gate Management, Oxford Park Income Fund, Inc. and Oxford Park Management. Because of these possible conflicts of interest, these individuals may direct potential business and investment opportunities to other entities rather than to us or such individuals may undertake or otherwise engage in activities or conduct on behalf of such other entities that is not in, or which may be adverse to, our best interests.

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

Because we will borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In periods of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, which could result in an increase to our net investment income. Conversely, if interest rates decrease, we may earn less interest income from investments and our cost of funds will also decrease, which could result in lower net investment income. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

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

Subordinated liens on collateral securing debt investments that we will make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain debt investments that we make in portfolio companies will be secured on a second priority basis by the same collateral securing senior debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the debt. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. We can offer no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any. Similarly, investments in “last out” pieces of tranched first lien loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same tranched loan with respect to payment of principal, interest and other amounts.

We may also make unsecured debt investments in portfolio companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. We can offer no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the debt investments we make in our portfolio companies with senior debt outstanding, or first-out pieces of tranched first lien debt, may also be limited pursuant to the terms of one or more inter-creditor agreements that we enter into with the holders of senior debt. Under such an inter-creditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

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

As a BDC, we may not acquire equity and junior debt investments in CLO vehicles unless, at the time of such acquisition, at least 70% of our total assets are “qualifying assets.” CLO vehicles that we invest in are typically very highly levered, and therefore, the junior debt and equity tranches that we invest in are subject to a higher degree of risk of total loss. As of December 31, 2024, the CLO vehicles in which we were invested had average leverage of 6.49 times and ranged from approximately 0.41 times to 9.69 times levered. In particular, investors in CLO vehicles indirectly bear risks of the underlying debt investments held by such CLO vehicles. We will generally have the right to receive payments only from the CLO vehicles, and will generally not have direct rights against the underlying borrowers or the entity that sponsored the CLO vehicle. While the CLO vehicles we have and continue to target generally enable the investor to acquire interests in a pool of leveraged corporate loans without the expenses associated with directly holding the same investments, we will generally indirectly pay a proportionate share of the CLO vehicles’ administrative and other expenses. Although it is difficult to predict whether the prices of indices and securities underlying CLO vehicles will rise or fall, these prices (and, therefore, the prices of the CLO vehicles) will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally. The failure by a CLO vehicle in which we invest to satisfy certain financial covenants, including as a result of political and economic events not directly associated with the leveraged corporate loans held by the CLO, and specifically those with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event that a CLO vehicle failed those tests, holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting CLO vehicle or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.

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

Shares of BDCs have frequently traded at a market price that is less than the net asset value that is attributable to those shares. Our common stock has traded below our net asset value and could trade at a discount to net asset value at any time in the future. The possibility that our shares of common stock may trade at a discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease.

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

The Israel-Hamas war and the conflict between Russia and Ukraine and in the Middle East, and resulting market volatility, could also adversely affect the Company’s business, operating results, and financial condition. The extent and duration or escalation of such conflicts, resulting sanctions and resulting future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in Europe or the Middle East or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to risks associated with artificial intelligence and machine learning technology

Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials, or collectively, AI, and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.

Recent technological advances in AI pose risks to the Company, the Adviser, and our portfolio investments. The Company and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Company, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.

Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party AI applications and users. While the Adviser does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business, the Adviser’s business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us, our portfolio companies and the Adviser to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us, our portfolio companies and the Adviser. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and the Adviser.

Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error — potentially materially so — and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our portfolio investments are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on the Company or our investments.

AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

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

Management’s Role in Cybersecurity Risk Management

The Company’s management, including the Company’s CCO and the Head of Information Technology of Oxford Funds, manages the Company’s cybersecurity program. The President and CCO of the Company oversee the Company’s oversight function generally and rely on Oxford Funds’ Head of Information Technology to manage the assessment and management of material risks from cybersecurity threats. The Head of Information Technology has more than 9 years of experience in actively managing cybersecurity and information security programs for financial services companies with complex information systems. The CCO has been responsible for his oversight function as CCO to the Company for 9 years and has worked in the financial services industry for more than 35 years, during which time the CCO has gained expertise in assessing and managing risk applicable to the Company.

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

		Price Range		Premium or (Discount) of High Sales Price to NAV(2)	Premium or (Discount) of Low Sales Price to NAV(2)	Distributions Per Share(3)
	NAV(1)	High	Low
Fiscal 2025
First Quarter (through February 27, 2025)	*	$2.87	$2.44	*	*	$0.105
Fiscal 2024
Fourth Quarter	$2.30	$2.99	$2.40	30.0%	4.3%	$0.105
Third Quarter	$2.35	$3.10	$2.74	31.9%	16.6%	$0.105
Second Quarter	$2.43	$3.29	$2.91	35.4%	19.8%	$0.105
First Quarter	$2.42	$3.22	$2.85	33.1%	17.8%	$0.105
Fiscal 2023
Fourth Quarter	$2.55	$3.12	$2.82	22.4%	10.6%	$0.105
Third Quarter	$2.78	$3.29	$2.68	18.3%	(3.6)%	$0.225
Second Quarter	$2.88	$3.20	$2.60	11.1%	(9.7)%	$0.105
First Quarter	$2.80	$3.70	$3.00	32.1%	7.1%	$0.105

____________

*        Net asset value has not yet been calculated for this period.

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

On February 27, 2025, the last reported sales price of our common stock was $2.80 per share. As of February 27, 2025, we had 124 stockholders of record.

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. Our shares of common stock have traded both at a premium and a discount to the net assets attributable to those shares. As of February 27, 2025, our shares of common stock traded at a premium equal to approximately 21.7% of the net asset value per share as of December 31, 2024. It is not possible to predict whether the shares offered hereby will trade at, above, or below net asset value.

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

Recent Sales of Unregistered Securities

We did not engage in unregistered sales of equity securities during the year ended December 31, 2024, however, we issued a total of 326,184 shares of common stock under our distribution reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value for the shares of common stock issued under the distribution reinvestment plan was approximately $0.9 million.

Issuer Purchases of Equity Securities

During the year ended December 31, 2024, no common stock was repurchased.

Performance Graph

The graph below compares the cumulative stockholder return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Financial 100, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period from December 31, 2019 through December 31, 2024. The graph assumes that, on December 31, 2019, a person invested $100 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Financial 100, which includes the 100 largest domestic and international financial organizations listed on the NASDAQ Stock Market based on market capitalization. The NASDAQ Financial 100 contains banks and savings institutions and related holding companies, insurance companies, broker-dealers, investment companies and financial services organizations.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
12/19
12/20
12/21
12/22
12/23
12/24
Oxford Square Capital Corp.
NASDAQ Composite
NASDAQ Financial 100

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends.
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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—	%(1)
Offering expenses borne by our common stockholders (as a percentage of offering price)	—	%(2)
Distribution reinvestment plan expenses	—	%(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%
Annual expenses (as a percentage of net assets attributable to our common stock):
Base management fee	2.49	%(4)
Incentive fees payable under our investment advisory agreement	—	%(5)
Interest payments on borrowed funds	3.73	%(6)
Other expenses	2.03	%(3)(7)
Total annual expenses	8.24	%(8)(9)

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

(4)      Assumes gross assets (which equals the total assets on our Statements of Assets and Liabilities adjusted as described in this footnote) of $349.7 million and $125.3 million of leverage (including $44.8 million in aggregate principal of our 6.25% Unsecured Notes and $80.5 million in aggregate principal of our 5.50% Unsecured Notes in each case, as of December 31, 2024), and assumes net assets of $210.7 million (which has been adjusted to reflect the net issuance of an additional $50.0 million of common stock). For purposes of this table, the SEC requires our base management fee to be calculated as a percentage of our net assets. Our base management fee under the Investment Advisory Agreement, however, is based on our gross assets, which is defined as all the assets of Oxford Square Capital Corp., including those acquired using borrowings for investment purposes. As a result, to the extent we use additional leverage, it would have the effect of increasing our base management fee as a percentage of our net assets. See Item 1. Business — Investment Advisory Agreement in this Annual Report on Form 10-K.

(5)      Assumes no annual incentive fees earned by Oxford Square Management. Oxford Square Management did not earn incentive fees during the year ended December 31, 2024, due to the Total Return Requirement described under Item 1. Business — Investment Advisory Agreement — Advisory Fee in this Annual Report on Form 10-K. In subsequent periods, incentive fees may be earned by Oxford Square Management if, and to the extent that, we earn greater investment income through our investments in portfolio companies and realize additional gains upon the sale of investments in such companies. For a detailed discussion of the calculation of the incentive fees, see Item 1 — Business — Investment Advisory Agreement — Advisory Fee in this Annual Report on Form 10-K.

(6)      Assumes that we have $125.3 million of outstanding principal borrowings as of December 31, 2024. The calculation also assumes an effective interest rate of 6.77% (including amortization of deferred issuance costs) on the approximately $44.8 million of 6.25% Unsecured Notes outstanding as of December 31, 2024, and an effective interest rate of 5.98% (including amortization of deferred issuance costs) on the approximately $80.5 million of 5.50% Unsecured Notes outstanding as of December 31, 2024. This table includes all of the commitment fees, interest expense and amortized financing costs of the 6.25% Unsecured Notes and 5.50% Unsecured Notes, as well as the fees and expenses of issuing and servicing any other borrowings or leverage that the Company expects to incur during the 12 months following the filing of this Annual Report on Form 10-K. We may issue preferred stock, which may be considered a form of leverage, pursuant to the registration statement of which the prospectus forms a part, although we have no current plans to do so during the 12 months following the Annual Report on Form 10-K.

(7)      “Other expenses” are based on the actual expenses for the year ended December 31, 2024, and adjusted for any new and non-recurring expenses, such as an assumed issuance of an additional $50.0 million of common stock. These expenses include certain expenses allocated to the Company under the Investment Advisory Agreement, such as travel expenses incurred in connection with the investigation and monitoring of our investments. In the event of a debt restructuring or extinguishment, we may incur a loss comprised of deferred financing costs which may cause actual expenses to exceed those amounts projected in the table.

(8)      “Total annual expenses” is presented as a percentage of net assets attributable to common stockholders, because the holders of shares of our common stock (and not the holders of our debt securities or preferred stock, if any) bear all of our fees and expenses. The indirect expenses associated with the Company’s CLO equity investments are not included in the fee table presentation, but if such expenses were included in the fee table presentation then OXSQ’s total annual expenses would have been 13.56%.

(9)      Totals may not sum due to rounding.

Example

The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed that our annual operating expenses would remain at the levels set forth in the table above.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return(1)	$81	$235	$380	$702
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return entirely from realized gains(2)	$90	$260	$416	$750

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

•        inflation and its impact on our investment activities and the industries in which we invest;

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

OVERVIEW

Our investment objective is to maximize our portfolio’s total return. Our primary focus is to seek an attractive risk-adjusted total return by investing primarily in corporate debt securities and, to a lesser extent, in CLOs, which are structured finance investments that own corporate debt securities. CLO investments may also include warehouse facilities, which are early-stage CLO vehicles intended to aggregate loans that may be used to form the basis of a traditional CLO vehicle. We operate as a closed-end, non-diversified management investment company and have elected to be regulated as a BDC under the 1940 Act. We have elected to be treated for tax purposes as a RIC, under the Code.

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

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of December 31, 2024, our debt investments (excluding debt investments on non-accrual status) had stated interest rates of between 7.61% and 13.13% and maturity dates of between 3 and 82 months. In addition, our total portfolio had a weighted average annualized yield on debt investments of approximately 15.76% as of December 31, 2024.

The weighted average annualized yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average annualized yield was computed using the effective interest rates as of December 31, 2024, including accretion of OID and excluding any debt investments on non-accrual status. There can be no assurance that the weighted average annualized yield will remain at its current level.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $260.9 million and $266.9 million as of December 31, 2024 and December 31, 2023, respectively. The decrease in the value of investments during the year ended December 31, 2024 was due primarily to repayments of principal of approximately $75.0 million, sales of securities totaling approximately $11.8 million, and realized losses of approximately $96.2 million, partially offset by a net change in unrealized appreciation on our investment portfolio of approximately $75.7 million (which incorporates reductions to CLO equity cost value of $13.0 million) and purchases of investments of approximately $112.2 million. Refer to the table below, which reconciles the investment portfolio for the year ended December 31, 2024 and the year ended December 31, 2023.

A reconciliation of the investment portfolio for the years ended December 31, 2024 and 2023 follows:

($ in millions)	December 31, 2024	December 31, 2023
Beginning investment portfolio	$266.9	$314.7
Portfolio investments acquired	112.2	11.7
Debt repayments	(75.0)	(15.8)
Sales of securities	(11.8)	(19.6)
Reductions to CLO equity cost value(1)	(13.0)	(15.3)
Accretion of discounts on investments	1.7	1.1
PIK income	0.5	—
Net change in unrealized appreciation/(depreciation) on investments	75.7	7.1
Net realized losses on investments	(96.2)	(17.1)
Ending investment portfolio(2)	$260.9	$266.9

____________

(1)      For the year ended December 31, 2024, the reductions to CLO equity cost value of approximately $13.0 million represented the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes of approximately $28.4 million, plus the amortization of cost on our CLO fee notes of approximately $71,000, less the effective yield interest income recognized on our CLO equity subordinated and income notes of approximately $15.4 million. For the year ended December 31, 2023, the reductions to CLO equity cost value of approximately $15.3 million represented the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes of approximately $32.0 million, plus the amortization of cost on our CLO fee notes of approximately $123,000, less the effective yield interest income recognized on our CLO equity subordinated and income notes of approximately $16.8 million.

(2)      Totals may not sum due to rounding.

During the year ended December 31, 2024, we purchased approximately $112.2 million in portfolio investments, including additional investments of approximately $31.0 million in existing portfolio companies and approximately $81.2 million in new portfolio companies. During the year ended December 31, 2023, we purchased approximately $11.7 million in portfolio investments, including additional investments of approximately $3.5 million in existing portfolio companies and approximately $8.2 million in new portfolio companies.

In certain instances, we receive payments based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments of some of our investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

For the years ended December 31, 2024 and December 31, 2023, we had loan principal repayments of approximately $75.0 million and approximately $15.8 million, respectively. The repayments during the year ended December 31, 2024 were as follows ($ in millions):

Portfolio Company	2024 Repayments
Global Tel Link Corp.	$16.9
Access CIG, LLC	16.9
Viant Medical Holdings, Inc.	14.5
Affinion Insurance Solutions, Inc. (f/k/a AIS Intermediate, LLC)	14.3
CLEAResult Consulting, Inc.	7.7
Convergint Technologies, LLC	2.4
McAfee Enterprise, LLC (f/k/a Magenta Buyer, LLC)	0.7
Alvaria, Inc. (f/k/a Aspect Software, Inc.)	0.6
Dodge Data & Analytics, LLC	0.3
HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)	0.2
Net all others	0.5
Total repayments	$75.0

Portfolio activity also reflects sales of securities in the amounts of approximately $11.8 million and approximately $19.6 million for the years ended December 31, 2024 and 2023 respectively. The sales during the year ended December 31, 2024 were as follows ($ in millions):

Portfolio Company	2024 Sales
Quest Software, Inc.	$7.0
Veritas USA, Inc.	3.4
Octagon Investment Partners 49, Ltd.	1.4
Total sales	$11.8

As of December 31, 2024, we had investments in debt securities of, or loans to, 21 portfolio companies, with a fair value of approximately $150.7 million, CLO equity investments of approximately $104.6 million and equity and other investments of approximately $5.6 million. As of December 31, 2023, we had investments in debt securities of, or loans to, 19 portfolio companies, with a fair value of approximately $179.5 million, CLO equity investments of approximately $82.2 million and equity and other investments of approximately $5.3 million.

The following table indicates the quarterly portfolio investment activity for the years ended December 31, 2024 and 2023:

($ in millions)	Purchases of Investments	Repayments of Principal	Sales of Investments	Reductions to CLO Equity Cost(1)
Quarter ended
December 31, 2024	$25.1	$15.0	$7.0	$3.3
September 30, 2024	47.7	27.9	—	2.5
June 30, 2024	27.3	14.3	3.4	6.3
March 31, 2024	12.1	17.9	1.4	0.8
Total(2)	$112.2	$75.0	$11.8	$13.0

December 31, 2023	$3.5	$0.8	$3.7	$2.8
September 30, 2023	—	14.2	1.9	5.1
June 30, 2023	—	0.4	13.9	4.4
March 31, 2023	8.2	0.3	—	3.0
Total(2)	$11.7	$15.8	$19.6	$15.3

____________

(1)      Represents reductions to CLO equity cost value (representing distributions received, or entitled to be received, in excess of effective yield interest income and amortized cost adjusted CLO fee note income).

(2)      Totals may not sum due to rounding.

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2024 and 2023:

($ in millions)	December 31, 2024		December 31, 2023
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$150.7	57.8%	$179.5	67.2%
CLO Equity	104.6	40.1%	82.2	30.8%
Equity and Other Investments	5.6	2.1%	5.3	2.0%
Total(1)	$260.9	100.0%	$266.9	100.0%

____________

(1)      Totals may not sum due to rounding.

Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2024 and 2023, we held qualifying assets that represented 63.8% and 70.6%, respectively, of the total assets. No additional non-qualifying assets were acquired during the periods, if any, when qualifying assets were less than 70% of the total assets.

The following table shows our portfolio of investments by industry at fair value, in millions, as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	($ in millions)		($ in millions)
Structured finance(1)	$104.6	40.2%	$82.2	30.8%
Business services	45.5	17.4%	43.0	16.1%
Software	42.0	16.1%	66.0	24.7%
Healthcare	18.9	7.2%	28.4	10.7%
Industrials	16.0	6.1%	—	—%
Food and Beverage	10.0	3.8%	—	—%
Telecommunication Services	7.2	2.8%	20.9	7.8%
Aerospace and Defense	6.0	2.3%	—	—%
Materials	6.0	2.3%	—	—%
IT Consulting	4.6	1.8%	5.3	2.0%
Diversified Insurance	—	—%	13.9	5.2%
Utilities	—	—%	7.2	2.7%
Total(2)	$260.9	100.0%	$266.9	100.0%

____________

(1)      Reflects our equity investments in CLOs as of December 31, 2024 and December 31, 2023, respectively.

(2)      Totals may not sum due to rounding.

The following tables present the top ten industries (based upon Moody’s industry classifications) of the aggregate holdings of the CLOs included in our portfolio, based on par value, as of December 31, 2024 and December 31, 2023.

Top Ten Industries	December 31, 2024
High tech industries	12.0%
Healthcare & pharmaceuticals	10.3%
Banking, finance, insurance & real estate	10.1%
Business services	9.7%
Hotels, gaming & leisure	4.9%
Media: broadcasting & subscription	4.2%
Construction & building	4.1%
Chemicals, plastics & rubber	4.0%
Telecommunications	3.9%
Consumer services	3.5%
Total	66.7%
Top Ten Industries	December 31, 2023
High tech industries	11.3%
Healthcare & pharmaceuticals	10.1%
Banking, finance, insurance & real estate	9.9%
Business services	9.4%
Media: broadcasting & subscription	5.6%
Telecommunications	4.9%
Hotels, gaming & leisure	4.4%
Chemicals, plastics & rubber	3.9%
Beverage, food & tobacco	3.7%
Construction & building	3.5%
Total	66.7%

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. Equity securities are not graded. As of December 31, 2024 and 2023 our portfolio had a weighted average grade of 2.3 and 2.3, respectively, based upon the fair value of the debt investments in the portfolio.

At December 31, 2024 and 2023, our debt investment portfolio was graded as follows:

($ in millions)		December 31, 2024
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	117.5	58.2%	112.2	74.5%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	82.0	40.6%	38.0	25.2%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status	2.5	1.2%	0.5	0.3%
	Total	$202.0	100.0%	$150.7	100.0%
($ in millions)		December 31, 2023
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	175.5	60.4%	134.5	74.9%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	72.3	24.8%	43.3	24.1%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	42.9	14.8%	1.7	1.0%
	Total	$290.7	100.0%	$179.5	100.0%

We expect that a portion of our investments will be in the Grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in Grade 3, 4 or 5 may fluctuate from year to year.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the years ended December 31, 2024 and 2023. For information regarding results of operations for the year ended December 31, 2022, refer to Part II Item 7 in our Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 19, 2024, which is incorporated by reference herein.

Investment Income

The following table sets forth the components of investment income for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Interest Income
Stated interest income	$22,453,772	$32,434,732
PIK interest income	462,883	—
Original issue discount and market discount income	1,688,134	1,094,874
Discount income derived from unscheduled remittances at par	324,498	62,560
Total interest income	24,929,287	33,592,166
Income from securitization vehicles and investments	15,403,586	16,796,699
Other income
Fee letters	661,281	649,260
Money market fund income and all other fees	1,689,051	786,056
Total other income	2,350,332	1,435,316
Total investment income	$42,683,205	$51,824,181

The decrease in total investment income of approximately $9.1 million for the year ended December 31, 2024 from the year ended December 31, 2023 was largely due to a decrease of stated interest income from our debt investments (approximately $10.0 million) resulting from multiple restructurings and refinancings that occurred during the year ended December 31, 2024 and a decrease in floating interest rates. That decrease was partially offset by an increase in money market fund income from overnight invested cash interest earned of approximately $0.9 million.

The total principal outstanding on income producing debt investments as of December 31, 2024 and December 31, 2023 was approximately $199.5 million and $247.7 million, respectively. As of December 31, 2024, our income producing debt investments had stated interest rates of between 7.61% and 13.13% and maturity dates of between 3 and 82 months. As of December 31, 2023, our debt investments had stated interest rates of between 9.22% and 16.00% and maturity dates of between 0 and 74 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 15.76% as of December 31, 2024, compared to a weighted average yield on debt investments of 13.30% as of December 31, 2023.

Operating Expenses

The following table sets forth the components of operating expenses for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Interest expense	$7,847,320	$10,825,877
Base Fee	4,310,484	4,613,664
Professional fees	1,537,434	1,426,098
Compensation expense	746,762	825,226
General and administrative	597,883	638,350
Director’s fees	417,500	429,500
Insurance	308,552	329,892
Transfer agent and custodian fees	260,330	246,562
Excise Tax	216,528	1,423,686
Net Investment Income Incentive Fees	—	3,705,387
Total operating expenses	$16,242,793	$24,464,242

Total operating expenses for the year ended December 31, 2024 decreased by approximately $8.2 million compared to the year ended December 31, 2023. The decrease in 2024 is attributable primarily to lower Net Investment Income Incentive Fees, excise tax, and interest expense.

Interest expense decreased by approximately $3.0 million in 2024 compared to 2023. The decrease in 2024 was due to the full paydown of the 6.50% Unsecured Notes throughout 2023. The aggregate accrued interest on existing debt which remained payable as of December 31, 2024 and 2023 was approximately $1.2 million.

The Base Fee decreased by approximately $0.3 million in 2024 compared to 2023 due to lower average adjusted gross assets in 2024. The Base Fee which remained payable to Oxford Square Management as of December 31, 2024 and 2023 was approximately $1.2 million and $1.0 million, respectively.

Compensation expense was approximately $747,000 for the year ended December 31, 2024, compared to approximately $825,000 for the year ended December 31, 2023, reflecting the allocation of compensation expenses for the services of our Chief Financial Officer, accounting personnel, and other administrative support staff. As of December 31, 2024 and 2023, there was no compensation expense payable.

General and administrative expenses, which consist primarily of listing fees, office supplies, facilities costs and other miscellaneous expenses were approximately $598,000 for the year ended December 31, 2024 and decreased by approximately $40,000 from the year ended December 31, 2023. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

There was no Net Investment Income Incentive Fee for the year ended December 31, 2024, primarily as a result of the Net Investment Income Incentive Fee being reduced as the result of the Total Return Requirement. Net Investment Income Incentive Fees for the year ended December 31, 2023 were approximately $3.7 million. The Net Investment Income Incentive Fee is calculated and payable quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter exceeds (y) the “Preferred Return Amount” for the calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the Base Fee, expenses payable under the Administration Agreement with Oxford Funds, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Refer to “Note 7. Related Party Transactions” in the notes to our financial statements.

The expense attributable to the capital gains incentive fee, as reported under GAAP, is calculated as if the Company’s entire portfolio had been liquidated at period end, and therefore is calculated on the basis of net realized and unrealized gains and losses at the end of each period. That expense (or the reversal of such an expense) related to that hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the years ended December 31, 2024 and 2023, no accrual was required as a result of the impact of accumulated net unrealized depreciation and net realized losses on our portfolio.

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

Realized and Unrealized Gains/Losses on Investments

For the year ended December 31, 2024, we recognized net realized losses on investments of approximately $96.2 million, which primarily represents losses incurred upon the extinguishment of multiple reorganized and refinanced senior secured notes upon transfer into new reorganized/refinanced securities, as well as the write off of two senior secured notes which were previously on non-accrual status.

For the year ended December 31, 2024, our net change in unrealized appreciation was approximately $75.7 million, comprised of approximately $7.1 million in gross unrealized appreciation, approximately $17.1 million in gross unrealized depreciation and approximately $85.7 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $13.0 million resulting from reductions to the cost value of our CLO equity investments representing the difference between distributions received, or entitled to be received, on our investments held in CLO equity subordinated notes and fee notes, of approximately $28.4 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $15.3 million.

The components of the net change in unrealized appreciation/(depreciation) during the year ended December 31, 2024 were as follows ($ in millions):

Portfolio Company	Changes in Unrealized Appreciation
Premiere Global Services, Inc.	$21.3
ConvergeOne Holdings, Inc.	13.8
McAfee Enterprise, LLC (f/k/a Magenta Buyer, LLC)	10.5
Careismatic Brands, LLC	10.4
Dodge Data & Analytics, LLC	9.0
Net all other	10.7
Total	$75.7

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

The components of the net change in unrealized appreciation/(depreciation) during the year ended December 31, 2023 were as follows ($ in millions):

Portfolio Company	Changes in Unrealized Appreciation/ (Depreciation)
Nassau 2019-I Ltd.	$9.4
Telos CLO 2013-4, Ltd.	4.9
THL Credit Wind River 2012-1 CLO, Ltd.	2.9
Carlyle Global Market Strategies CLO 2021-6, Ltd.	2.7
Global Tel Link Corp.	2.2
Alvaria, Inc. (f/k/a Aspect Software, Inc.)	(3.2)
Dodge Data & Analytics, LLC	(3.3)
ConvergeOne Holdings, Inc.	(3.5)
Careismatic Brands, LLC	(6.2)
Magenta Buyer, LLC (f/k/a McAfee Enterprise)	(6.3)
Net all other	7.5
Total	$7.1

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the year ended December 31, 2024 was approximately $26.4 million, compared to $27.4 million for the year ended December 31, 2023. The change was primary the result of lower operating expenses, partially offset by a decrease in investment income, as discussed above. For the year ended December 31, 2024, the net increase in net assets resulting from net investment income per common share was $0.42 (basic and diluted), compared to $0.51 (basic and diluted) for the year ended December 31, 2023, based on the weighted average common shares outstanding for the respective periods.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations for the year ended December 31, 2024 was approximately $5.9 million, compared to a net increase of $17.2 million for year ended December 31, 2023. The change year over year was largely due to approximately $20.6 million of net realized and unrealized losses for the year ended December 31, 2024, compared to approximately $10.1 million of net realized and unrealized losses for the year ended December 31, 2023, as discussed above. For the year ended December 31, 2024, the net increase in net assets resulting from operations per common share was $0.09 (basic and diluted), compared to a net increase in net assets per common share of $0.32 (basic and diluted) for the year ended December 31, 2023, based on the weighted average common shares outstanding for the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2024, cash and cash equivalents increased from approximately $5.7 million at the beginning of the period to approximately $34.9 million at the end of the period. Net cash provided by operating activities for the year ended December 31, 2024, consisting primarily of the items described in “— Results of Operations,” was approximately $25.7 million, largely reflecting repayments of principal of approximately $75.0 million, proceeds from the sale of investments of approximately $11.8 million and reductions to CLO equity cost value of approximately $13.0 million, partially offset by purchases of new investments of approximately $100.2 million. During the year ended December 31, 2024, net cash provided by financing activities was approximately $3.5 million, reflecting the proceeds from issuance of common stock from our ATM program (net of underwriting fees and offering costs) of approximately $29.2 million, partially offset by the payment of distributions of approximately $25.8 million.

Contractual Obligations

We have certain obligations with respect to the investment advisory and administration services we receive. Refer to “— Overview”. We incurred approximately $4.3 million for the Base Fee and approximately $1.7 million for administrative services for the year ended December 31, 2024. Refer to “Note 7. Related Party Transactions” in the notes to our financial statements.

A summary of our significant contractual payment obligations is as follows as of December 31, 2024. Refer to “Note 5. Borrowings” in the notes to our financial statements.

Contractual obligations (in millions)	Principal Amount	Payments Due by Period
		Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
6.25% Unsecured Notes	$44.8	$—	$44.8	$—	$—
5.50% Unsecured Notes	80.5	—	—	80.5	—
	$125.3	$—	$44.8	$80.5	$—

Share Issuance and Repurchase Programs

On August 22, 2023, we entered into Amendment No. 1 to the Equity Distribution Agreement dated August 1, 2019 with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $150.0 million of our common stock through an ATM offering. On August 16, 2024, we entered into an amended and restated equity distribution agreement (the “Amended and Restated Equity Distribution Agreement”) with Lucid Capital Markets, LLC and Ladenburg Thalmann & Co. Inc., as the sales agents, to add Lucid Capital Markets, LLC as an additional sales agent to the Amended and Restated Equity Distribution Agreement. We sold a total of 10,132,282 shares of common stock pursuant to the ATM offering during the year ended December 31, 2024. The total amount of capital raised net of underwriting fees and offering costs was approximately $29.2 million during the year ended December 31, 2024.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% immediately after such borrowing. As of December 31, 2024, our asset coverage for borrowed amounts was approximately 227%. As of December 31, 2023, our asset coverage for borrowed amounts was approximately 219%.

The following are our outstanding principal amounts, carrying values and fair values of our borrowings as of December 31, 2024 and December 31, 2023. The fair value of the 6.25% Unsecured Notes and 5.50% Unsecured Notes are based upon the closing price on the last day of the period. The 6.25% Unsecured Notes and 5.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQZ” and “OXSQG”, respectively).

($ in millions)	As of
	December 31, 2024			December 31, 2023
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
6.25% Unsecured Notes	$44.8	$44.5	$44.4	$44.8	$44.2	$42.9
5.50% Unsecured Notes	80.5	79.1	74.7	80.5	78.7	72.5
Total(1)	$125.3	$123.6	$119.1	$125.3	$123.0	$115.4

____________

(1)      Totals may not sum due to rounding.

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of December 31, 2024 were 5.77% and 2.8 years, respectively, and as of December 31, 2023 were 5.77% and 3.8 years, respectively. The aggregate accrued interest which remained payable as of December 31, 2024 and 2023, was approximately $1.2 million.

The tables below summarize the components of interest expense for the years ended December 31, 2024 and 2023:

($ in thousands)	Year Ended December 31, 2024
	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Loss on Extinguishment	Total
6.25% Unsecured Notes	$2,799.4	$233.8	—	3,033.2
5.50% Unsecured Notes	4,427.5	386.6	—	4,814.1
Total	$7,226.9	$620.4	$—	$7,847.3
($ in thousands)	Year Ended December 31, 2023
	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Loss on Extinguishment	Total
6.50% Unsecured Notes	$2,765.0	$215.3	$190.4	$3,170.6
6.25% Unsecured Notes	2,799.4	233.2	—	3,032.6
5.50% Unsecured Notes	4,427.5	385.5	—	4,813.0
Total	$9,991.9	$834.0	$190.4	$11,016.2

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

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is taxable ordinary income or capital gains. The final determination of the nature of our distributions can only be made upon the filing of our tax return. We have until October 15, 2025 to file our U.S. federal income tax return for the year ended December 31, 2024.

The following table reflects the cash distributions, including distributions reinvested, if any, per share that we have paid on our common stock since the beginning of the 2022 fiscal year through 2024:

Date Declared	Record Date	Payment Date	Total Distributions		GAAP net investment income			Distributions in excess of/ (less than) GAAP net investment income(1)
Fiscal 2024(1)
August 8, 2024	December 17, 2024	December 31, 2024	$0.035		$	N/A		$—
August 8, 2024	November 15, 2024	November 29, 2024	0.035			N/A		—
August 8, 2024	October 17, 2024	October 31, 2024	0.035			N/A		—
Total (Fourth Quarter 2024)			0.105			0.09		0.02

April 25, 2024	September 16, 2024	September 30, 2024	0.035			N/A		$—
April 25, 2024	August 16, 2024	August 30, 2024	0.035			N/A		—
April 25, 2024	July 17, 2024	July 31, 2024	0.035			N/A		—
Total (Third Quarter 2024)			0.105			0.10		0.01

March 14, 2024	June 14, 2024	June 28, 2024	0.035			N/A		—
March 14, 2024	May 17, 2024	May 31, 2024	0.035			N/A		—
March 14, 2024	April 16, 2024	April 30, 2024	0.035			N/A		—
Total (Second Quarter 2024)			0.105			0.13		(0.02)

November 2, 2023	March 15, 2024	March 29, 2024	0.035			N/A		—
November 2, 2023	February 15, 2024	February 29, 2024	0.035			N/A		—
November 2, 2023	January 17, 2024	January 31, 2024	0.035			N/A		—
Total (First Quarter 2024)			0.105			0.11		(0.01)
Total (2024)			$0.420	(1)		$0.42	(4)	$0.00 (4)

Fiscal 2023
August 3, 2023	December 15, 2023	December 29, 2023	$0.035		$	N/A		$—
August 3, 2023	November 16, 2023	November 30, 2023	0.035			N/A		—
August 3, 2023	October 17, 2023	October 31, 2023	0.035			N/A		—
Total (Fourth Quarter 2023)			0.105			0.13		(0.03)

August 3, 2023(5)	September 15, 2023	September 29, 2023	$0.120		$	N/A		$—
April 25, 2023	September 15, 2023	September 29, 2023	0.035			N/A		—
April 25, 2023	August 17, 2023	August 31, 2023	0.035			N/A		—
April 25, 2023	July 17, 2023	July 31, 2023	0.035			N/A		—
Total (Third Quarter 2023)			0.225			0.11		0.12

March 16, 2023	June 16, 2023	June 30, 2023	$0.035		$	N/A		$—
March 16, 2023	May 17, 2023	May 31, 2023	0.035			N/A		—
March 16, 2023	April 14, 2023	April 28, 2023	0.035			N/A		—
Total (Second Quarter 2023)			0.105			0.13		(0.03)

October 20, 2022	March 17, 2023	March 31, 2023	$0.035		$	N/A		$—
October 20, 2022	February 14, 2023	February 28, 2023	0.035			N/A		—
October 20, 2022	January 17, 2023	January 31, 2023	0.035			N/A		—
Total (First Quarter 2023)			0.105			0.13		(0.03)
Total (2023)			$0.540			$0.51	(2)(4)	$0.03 (2)

Fiscal 2022
July 21, 2022	December 16, 2022	December 30, 2022	$0.035		$	N/A		$—
July 21, 2022	November 16, 2022	November 30, 2022	0.035			N/A		—
July 21, 2022	October 17, 2022	October 31, 2022	0.035			N/A		—
Total (Fourth Quarter 2022)			0.105			0.13		(0.03)

April 21, 2022	September 16, 2022	September 30, 2022	$0.035		$	N/A		$—
April 21, 2022	August 17, 2022	August 31, 2022	0.035			N/A		—
April 21, 2022	July 15, 2022	July 29, 2022	0.035			N/A		—
Total (Third Quarter 2022)			0.105			0.11		(0.01)

March 1, 2022	June 16, 2022	June 30, 2022	$0.035		$	N/A		$—
March 1, 2022	May 17, 2022	May 31, 2022	0.035			N/A		—
March 1, 2022	April 15, 2022	April 29, 2022	0.035			N/A		—
Total (Second Quarter 2022)			0.105			0.09		0.02

Date Declared	Record Date	Payment Date	Total Distributions		GAAP net investment income		Distributions in excess of/ (less than) GAAP net investment income(1)
October 22, 2021	March 17, 2022	March 31, 2022	$0.035		$	N/A	$—
October 22, 2021	February 14, 2022	February 28, 2022	0.035			N/A	—
October 22, 2021	January 17, 2022	January 31, 2022	0.035			N/A	—
Total (First Quarter 2022)			0.105			0.09	0.02
Total (2022)			$0.420	(3)		$0.42	$—

____________

(1)      The tax characterization of cash distributions for the year ended December 31, 2024 will not be known until the tax return for such year is finalized. For the year ended December 31, 2024, the amounts and sources of distributions reported are only estimates and are not being provided for U.S. tax reporting purposes. The final determination of the source of all distributions in 2024 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

(2)      Cash distributions for the year ended December 31, 2023 represented 100% net investment income and therefore there was no tax return of capital.

(3)      Cash distributions for the year ended December 31, 2022 represented 100% net investment income and therefore there was no tax return of capital.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) revenues and expenses during the periods reported. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. Actual results could materially differ from those estimates. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in “Item 1A. Risk Factors.” See Note 2 to our financial statements for the year ended December 31, 2024 for more information on our critical accounting policies.

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

We consider the attributes of current market conditions on an on-going basis and have determined that due to the general illiquidity of the market for our investment portfolio, whereby little or no market data exists, substantially all of our fair valued investments are measured based upon Level 3 inputs as of December 31, 2024 and December 31, 2023.

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

Recently Issued Accounting Standards

See “Note 17. Recent Accounting Pronouncements” to our financial statements for a description of recent accounting pronouncements, including the impact on our financial statements.

RECENT DEVELOPMENTS

The following distributions payable to stockholders are shown below:

Date Declared	Record Dates	Payable Dates	Per Share Distribution Amount Declared
October 31, 2024	January 17, 2025	January 31, 2025	$0.035
October 31, 2024	February 14, 2025	February 28, 2025	$0.035
October 31, 2024	March 17, 2025	March 31, 2025	$0.035
February 27, 2025	April 16, 2025	April 30, 2025	$0.035
February 27, 2025	May 16, 2025	May 30, 2025	$0.035
February 27, 2025	June 16, 2025	June 30, 2025	$0.035

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2024, all but one of our variable rate investments were income producing. The variable rates are generally based upon the five-year U.S. Department of Treasury note, the Prime rate, or SOFR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain interest rate floors.

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

Based on our Statements of Assets and Liabilities as of December 31, 2024, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates for our settled investments (considering interest rate floors for floating rate instruments), excluding CLO equity investments. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2024. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2024, and are only adjusted for assumed changes in the underlying base interest rates. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

Hypothetical Change in Floating Interest Rates	Estimated Percentage change in Investment Income
Up 300 basis points	14.6%
Up 200 basis points	9.8%
Up 100 basis points	4.9%
Down 100 basis points	(4.9)%
Down 200 basis points	(9.6)%
Down 300 basis points	(14.4)%

Item 8.       Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Oxford Square Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedule of investments, of Oxford Square Capital Corp. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, of changes in net assets and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 and 2023 by correspondence with the custodian, agent banks, and portfolio company investees; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of Syndicated Loan (Including Senior Secured Notes) and Collateralized Loan Obligation (“CLO”) Equity Level 3 Investments

As described in Notes 2 and 3 to the financial statements, the Company’s fair value of syndicated loans (comprised of senior secured notes) and CLO equity investments was $150.7 million and $104.6 million, respectively, as of December 31, 2024. Management applies judgment to the specific facts and circumstances of each level 3 investment when determining fair value, which involves the use of significant unobservable inputs with respect to (i) for syndicated loan investments: non-binding indicative bids received from agent banks, discount rates derived from estimated credit spreads, EBITDA multiples, and recent trading activity, and (ii) for CLO equity investments: indicative prices provided by a recognized industry pricing service, and the implied yield of such prices, supplemented by actual trades executed in the market at or around period-end, as well as indicative prices provided by brokers who arrange the transactions. For syndicated loan investments, when determining fair value, management also analyzes each syndicated loan by reviewing the portfolio company’s financial statements, covenant compliance and other business developments. For CLO equity investments, management considers, among other factors, operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults in determining fair value. The principal considerations for our determination that performing procedures relating to the valuation of syndicated loan and CLO equity level 3 investments is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of syndicated loans and CLO equity level 3 investments, (ii) the high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant unobservable inputs, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others (i) developing an independent fair value estimate by obtaining independent pricing from third-party vendors, when available, and comparing management’s estimate to the independent estimate to evaluate the reasonableness of management’s estimate, and/or (ii) for a selection of investments, professionals with specialized skill and knowledge were used to assist in developing an independent range of prices using available market inputs, independently constructed models and independently determined significant unobservable inputs, and comparing management’s estimate to the independent range of prices to evaluate the reasonableness of management’s estimate. Developing an independent range of prices involved testing the completeness and accuracy of data provided by management.

Income from Securitization Vehicles and Investments

As described in Notes 2 and 8 to the financial statements, the Company recorded income from securitization vehicles and investments of $15.4 million for the year ended December 31, 2024, which represents income from investments in the equity class securities of CLO vehicles (typically income notes or subordinated notes). The Company’s income from securitization vehicles and investments is recorded using the effective interest method based upon estimated cash flows, amounts and timing, including those CLO equity investments that have not made their inaugural distribution for the relevant period end. The principal considerations for our determination that performing procedures relating to the income from securitization vehicles and investments is a critical audit matter are (i) the significant judgment by management when developing the estimates of the income from securitization vehicles and investments; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to estimated cash flows, amounts and timing used in the effective interest method; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others (i) testing management’s process for developing the estimates of the income from securitization vehicles and investments; (ii) evaluating the appropriateness of the effective interest method; (iii) testing the completeness and accuracy of data used by management in the effective interest method; and (iv) the involvement of professionals with specialized skill and knowledge were used to assist in (a) calculating the effective yield for a selection of securities and (b) evaluating the reasonableness of management’s significant assumptions related to estimated cash flows, amounts and timing.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 5, 2025

We have served as the Company’s auditor since 2003.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2024	December 31, 2023
ASSETS
Non-affiliated/non-control investments (cost: $358,356,496 and $440,069,822, respectively)	$256,238,759	$261,614,335
Affiliated investments (cost: $16,836,822 and $16,836,822, respectively)	4,614,100	5,276,092
Cash and cash equivalents	34,926,468	5,740,553
Interest and distributions receivable	2,724,049	3,976,408
Other assets	1,227,598	1,060,384
Total assets	$299,730,974	$277,667,772
LIABILITIES
Notes payable – 6.25% Unsecured Notes, net of deferred issuance costs of $309,812 and $543,609, respectively	$44,480,938	$44,247,141
Notes payable – 5.50% Unsecured Notes, net of deferred issuance costs of $1,381,619 and $1,768,219, respectively	79,118,381	78,731,781
Securities purchased, not settled	12,027,463	—
Base Fee and Net Investment Income Incentive Fee payable to affiliate	1,215,964	1,012,389
Accrued interest payable	1,204,487	1,204,487
Accrued expenses	1,018,261	1,163,349
Total liabilities	139,065,494	126,359,147
COMMITMENTS AND CONTINGENCIES (Note 9)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized; 69,758,938 and 59,300,472 shares issued and outstanding, respectively	697,590	593,005
Capital in excess of par value	487,943,476	458,121,381
Total distributable earnings/(accumulated losses)	(327,975,586)	(307,405,761)
Total net assets	160,665,480	151,308,625
Total liabilities and net assets	$299,730,974	$277,667,772
Net asset value per common share	$2.30	$2.55

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS
December 31, 2024

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Senior Secured Notes
Aerospace and Defense
Kaman Corporation
first lien senior secured notes, 7.99% (SOFR + 3.50%), (0.00% floor) due April 21, 2031(4)(5)(6)(30)	October 28, 2024	$5,985,000	$6,022,406	$6,022,406
Total Aerospace and Defense			$6,022,406	$6,022,406	3.7%

Business Services
Access CIG, LLC
first lien senior secured notes, 9.59% (SOFR + 5.00%), (0.50% floor) due August 18, 2028(4)(5)(6)(14)(30)	January 18, 2024	$10,122,643	$10,166,166	$10,223,869

Convergint Technologies, LLC
second lien senior secured notes, 11.22% (SOFR+ 6.75%), (0.75% floor) due March 29, 2029(4)(5)(14)(25)	March 18, 2021	11,000,000	10,977,867	10,917,500

Nielsen Consumer, LLC
first lien senior secured notes, 9.11% (SOFR+ 4.75%), (0.50% floor) due March 6, 2028(4)(5)(14)(25)	July 8, 2024	9,975,000	9,962,438	10,049,813

Premiere Global Services, Inc.
replacement revolver, 13.00% (Prime Rate + 5.50%), (1.00% floor) due April 7, 2023(4)(5)(17)(28)(29)	October 1, 2019	2,452,012	2,378,999	487,212

Verifone Systems, Inc.
first lien senior secured notes, 8.78% (SOFR + 4.00%), (0.00% floor) due August 20, 2025(4)(5)(6)(14)(30)	August 9, 2018	14,760,146	14,593,903	13,837,637
Total Business Services			$48,079,373	$45,516,031	28.3%

Food and Beverage
Shearer’s Foods, LLC
first lien senior secured notes, 7.61% (SOFR + 3.25%), (0.00% floor) due January 31, 2031(4)(5)(6)(14)(25)	January 31, 2024	$9,950,063	$9,977,025	$9,950,063
Total Food and Beverage			$9,977,025	$9,950,063	6.2%

Healthcare
HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)
first lien senior secured notes, 9.67% (SOFR + 4.50%), (0.00% floor) due April 3, 2025(4)(5)(6)(14)(34)	October 31, 2018	$18,553,349	$18,519,053	$12,801,811

Viant Medical Holdings, Inc.
first lien senior secured notes, 8.60% (SOFR + 4.00%), (0.00% floor) due October 16, 2031(4)(5)(6)(25)	October 16, 2024	6,000,000	5,970,224	6,060,000
Total Healthcare			$24,489,277	$18,861,811	11.7%

Industrials
Michael Baker International, Inc.
first lien senior secured notes, 9.11% (SOFR + 4.75%), (0.75% floor) due December 1, 2028(4)(5)(14)(25)	May 22, 2024	$9,950,000	$10,005,481	$9,981,144

(continued on next page)

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2024

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Senior Secured Notes – (continued)
Industrials – (continued)
Pro Mach Inc.
first lien senior secured notes, 7.86% (SOFR + 3.50%), (0.00% floor) due August 31, 2028(4)(5)(6)(25)	October 10, 2024	$5,985,000	$6,021,890	$6,029,888
Total Industrials			$16,027,371	$16,011,032	10.0%

Materials
Veritiv Operating Corp.
first lien senior secured notes, 8.83% (SOFR + 4.50%), (0.75% floor) due November 30, 2030(4)(5)(25)	December 6, 2024	$5,984,962	$6,004,912	$6,007,406
Total Materials			$6,004,912	$6,007,406	3.7%

Software
Alvaria, Inc. (f/k/a Aspect Software, Inc.)
first lien second out senior secured notes, 5.46% (SOFR + 1.00%) cash, 6.50% PIK, (0.75% floor) due May 5, 2028(3)(4)(5)(15)(25)	March 20, 2024	$2,216,883	$1,738,104	$877,509
first lien third out tranche A senior secured notes, 6.46% (SOFR + 2.00%) cash, 5.50% PIK, (0.75% floor) due May 5, 2028(3)(4)(5)(15)(25)	March 20, 2024	5,132,151	2,744,262	102,643
first lien third out tranche B senior secured notes, 11.46% (SOFR + 7.00%), (0.75% floor) due May 5, 2028(4)(5)(15)(25)	March 20, 2024	2,800,000	1,671,201	102,676
first lien fourth out senior secured notes, 11.46% (SOFR + 7.00%), (0.75% floor) due May 5, 2028(4)(5)(15)(25)	March 20, 2024	2,800,000	807,517	65,324

Dodge Data & Analytics, LLC
first lien first out senior secured notes, 10.92% (SOFR + 6.25%), (0.50% floor) due January 31, 2029(4)(5)(6)(14)(30)(35)	November 14, 2024	2,197,802	2,165,395	2,166,659
first lien second out senior secured notes, 9.42% (SOFR + 4.75%), (0.50% floor) due February 28, 2029(4)(5)(6)(14)(30)(35)	November 14, 2024	3,047,835	2,451,974	2,423,029
second lien senior secured notes, 12.92% (SOFR + 8.25%) PIK, (0.50% floor) due March 31, 2029(3)(4)(5)(14)(30)(35)	November 14, 2024	15,000,000	6,248,129	6,000,000

Help/Systems Holdings, Inc.
first lien senior secured notes, 8.69% (SOFR + 4.00%), (0.75% floor) due November 19, 2026(4)(5)(6)(14)(25)	October 6, 2022	4,401,177	4,246,722	3,866,170
second lien senior secured notes, 11.44% (SOFR + 6.75%), (0.75% floor) due November 19, 2027(4)(5)(14)(25)	October 14, 2021	8,000,000	8,002,291	5,010,000

Kofax, Inc.
first lien senior secured notes, 9.94% (SOFR + 5.25%), (0.50% floor) due July 20, 2029(4)(5)(6)(14)(30)	February 1, 2023	9,857,013	9,277,564	8,822,027

(continued on next page)

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2024

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Senior Secured Notes – (continued)
Software – (continued)
McAfee Enterprise, LLC (f/k/a Magenta Buyer, LLC)
first lien first out senior secured notes, 11.60% (SOFR + 6.75%), (0.75% floor) due July 27, 2028(4)(5)(30)(33)	August 14, 2024	$234,573	$209,468	$215,807
first lien second out senior secured notes, 6.35% (SOFR + 1.50%) cash, 6.25% PIK, (0.75% floor) due July 27, 2028(3)(4)(5)(30)(33)	August 14, 2024	1,287,291	911,791	772,375
first lien third out senior secured notes, 6.35% (SOFR + 1.50%) cash, 5.50% PIK, (0.75% floor) due July 27, 2028(3)(4)(5)(30)(33)	August 14, 2024	9,905,469	2,457,042	3,328,931

Quest Software, Inc.
first lien senior secured notes, 8.99% (SOFR + 4.25%), (0.50% floor) due February 1, 2029(4)(5)(6)(30)	January 20, 2022	2,932,500	2,913,022	1,461,675

RSA Security, LLC
second lien senior secured notes, 12.60% (SOFR + 7.75%), (0.75% floor) due April 27, 2029(4)(5)(30)	April 16, 2021	15,000,000	14,827,269	6,815,700
Total Software			$60,671,751	$42,030,525	26.2%

Telecommunication Services
ConvergeOne Holdings, Inc.
first lien senior secured notes, 10.21% (SOFR + 5.75%), (0.00% floor) due June 4, 2030(4)(5)(30)(36)	June 4, 2024	$934,808	$893,846	$890,405

Global Tel Link Corp.
first lien senior secured notes, 11.86% (SOFR + 7.50%), (3.00% floor) due August 6, 2029(4)(5)(25)	July 29, 2024	5,486,250	5,277,605	5,397,098
Total Telecommunication Services			$6,171,451	$6,287,503	3.9%
Total Senior Secured Notes			$177,443,566	$150,686,777	93.8%

Collateralized Loan Obligation – Equity Investments
Structured Finance
Allegro CLO XII, Ltd.
CLO subordinated notes, estimated yield 20.60% due July 21, 2037(9)(11)(12)(18)(24)	August 21, 2024	$3,000,000	$2,068,726	$1,980,000

Ares XLIV CLO Ltd.
CLO subordinated notes, estimated yield 30.98% due April 15, 2034(9)(11)(12)(18)(24)	December 15, 2023	5,000,000	1,393,688	1,248,846

Atlas Senior Loan Fund XI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 26, 2031(9)(11)(12)(18)(24)(32)	April 5, 2019	5,725,000	1,831,139	572,500

Bain Capital Credit CLO 2017-2, Ltd.
CLO subordinated notes, estimated yield 18.92% due July 25, 2037(9)(11)(12)(18)(24)	January 17, 2024	3,086,500	1,829,725	1,728,440

BlueMountain CLO 2014-2 Ltd.
CLO subordinated notes, estimated yield 5.28% due October 20, 2030(9)(11)(12)(18)	April 3, 2019	6,374,000	712,462	382,440

(continued on next page)

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2024

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
BlueMountain CLO XXXI Ltd.
CLO subordinated notes, estimated yield 27.66% due April 19, 2034(9)(11)(12)(18)(24)	April 16, 2024	$12,075,000	$7,010,381	$6,762,000

Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 18, 2029(9)(11)(12)(18)(24)(31)(32)	March 19, 2013	6,250,000	544,329	4,375

Carlyle Global Market Strategies CLO 2021-6, Ltd.
CLO subordinated notes, estimated yield 8.48% due July 15, 2034(9)(11)(12)(14)(18)	June 30, 2021	29,600,000	18,983,888	16,872,000

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 7.76% due April 20, 2034(9)(11)(12)(13)(18)(26)	October 23, 2013	18,000,000	11,226,977	7,866,661

Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 11.13% due April 20, 2034(9)(11)(12)(18)	May 15, 2017	7,700,000	5,819,708	4,235,000

CIFC Funding 2014-3, Ltd.
CLO subordinated notes, estimated yield 0.00% due October 22, 2031(9)(11)(12)(18)(24)(32)	January 24, 2017	10,000,000	2,263,471	1,100,000

Dryden 43 Senior Loan Fund
CLO subordinated notes, estimated yield 7.46% due April 20, 2034(9)(11)(12)(14)(18)	June 1, 2021	47,263,000	24,882,808	17,014,680

Gulf Stream Meridian 4 Ltd.
CLO subordinated notes, estimated yield 18.22% due October 15, 2039(9)(11)(12)(18)(24)	November 15, 2023	6,625,000	3,625,152	3,490,946

Madison Park Funding XVIII, Ltd.
CLO subordinated notes, estimated yield 18.24% due October 21, 2030(9)(11)(12)(18)(24)	May 22, 2020	12,500,000	3,238,494	3,250,000

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 12.94% due January 22, 2037(9)(11)(12)(18)(24)	May 11, 2016	5,422,500	2,516,567	2,385,900

OCP CLO 2024-37, Ltd.
CLO subordinated notes, estimated yield 17.80% due October 15, 2037(9)(11)(12)(14)(18)(24)	September 27, 2024	27,035,000	22,793,496	22,676,958

Octagon Investment Partners 49, Ltd.
CLO subordinated notes, estimated yield 13.44% due April 15, 2037(9)(11)(12)(13)(14)(18)(26)	December 11, 2020	26,375,000	16,363,222	11,692,074

Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 25, 2030(9)(11)(12)(18)(32)	August 1, 2018	45,500,000	19,516,297	910,000

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 17, 2026(9)(11)(12)(18)(24)(32)	January 25, 2013	14,447,790	6,207,075	1,445

(continued on next page)

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2024

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 17, 2028(9)(11)(12)(18)(32)	April 11, 2014	$28,500,000	$18,179,226	$2,850

Venture XVII, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(24)(32)	January 27, 2017	6,200,000	2,321,562	620

Venture XX, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(24)(31)(32)	July 27, 2018	3,000,000	332,779	—

Venture 35 CLO, Limited
CLO subordinated notes, estimated yield 0.00% due October 22, 2031(9)(11)(12)(18)(32)	December 7, 2020	5,000,000	831,996	350,000

Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 15, 2029(9)(11)(12)(13)(18)(26)(32)	May 3, 2017	10,500,000	5,070,160	66,497
Total Structured Finance			$179,563,328	$104,594,232	65.1%
Total Collateralized Loan Obligation – Equity Investments			$179,563,328	$104,594,232	65.1%

Common Stock
IT Consulting
UniTek Global Services, Inc.
common equity(7)(27)	January 13, 2015	1,244,188	$684,960	$—
Total IT Consulting			$684,960	$—	0.0%

Telecommunication Services
ConvergeOne Holdings, Inc.
common equity(7)(36)	May 8, 2024	95,775	$1,349,602	$957,750
Total Telecommunication Services			$1,349,602	$957,750	0.6%
Total Common Stock			$2,034,562	$957,750	0.6%

Warrants
Healthcare
Careismatic Brands, LLC
common equity warrants (June 2029 expiry, $119.80 strike)(7)(16)	June 13, 2024	62,157	$—	$—
Total Healthcare			$—	$—	0.0%
Total Warrants			$—	$—	0.0%

Preferred Stock
IT Consulting
UniTek Global Services, Inc.
Series B Preferred Stock(3)(17)(21)(27)	June 26, 2019	21,427,212	$9,002,159	$—
Series B Senior Preferred Stock(3)(17)(22)(27)	June 26, 2019	12,080,847	4,535,443	—
Series B Super Senior Preferred Stock(3)(17)(23)(27)	June 26, 2019	6,936,410	2,614,260	4,614,100
Total IT Consulting			$16,151,862	$4,614,100	2.9%
Total Preferred Equity			$16,151,862	$4,614,100	2.9%

Total Investments in Securities(8)			$375,193,318	$260,852,859	162.4%

(continued on next page)

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2024

COMPANY/INVESTMENT(1)(20)	SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Cash Equivalents
First American Government Obligations Fund – Class Z Shares, 4.35%(19)	34,433,088	$34,433,088	$34,433,088
Total Cash Equivalents		$34,433,088	$34,433,088	21.4%
Total Investments in Securities and Cash Equivalents		$409,626,406	$295,285,947	183.8%

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

(3)      As of December 31, 2024, the portfolio includes approximately $33.5 million of principal amount of debt investments and 40,444,469 shares of preferred stock investments which contain an active payment-in-kind (“PIK”) provision.

(4)      Notes bear interest at variable rates and are subject to an interest rate floor where disclosed. The rate disclosed is as of December 31, 2024.

(5)      Cost value reflects accretion of original issue discount or market discount, or amortization of premium.

(6)      Cost value reflects repayment of principal.

(7)      Common stock and warrant investments were non-income producing as of December 31, 2024.

(8)      Aggregate gross unrealized appreciation for U.S. federal income tax purposes is $3,411,346; aggregate gross unrealized depreciation for U.S. federal income tax purposes is $135,954,221. Net unrealized depreciation is $132,542,875 based upon an estimated tax cost basis of $393,395,734 as of December 31, 2024.

(9)      Cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO equity investments.

(10)    Totals may not sum due to rounding.

(11)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. The Company may include CLO equity side letter related investments within CLO equity subordinated notes line items, and those side letter related investments may represent qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2024, the Company held qualifying assets that represented 63.8% of its total assets.

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

(16)    On June 13, 2024, Careismatic Brands, LLC completed a recapitalization, by which the Company exchanged $12,000,000 of principal in the second lien senior secured notes for 62,157 warrants to buy common stock, as well as a nominal amount of cash that the Company estimates will be approximately $68,000. This amount is included in “Other assets” on the Statements of Assets and Liabilities as of December 31, 2024.

(17)    As of December 31, 2024, this debt or preferred equity investment was on non-accrual status and no interest or dividend income has been recognized on this investment during the twelve months ended December 31, 2024. The aggregate fair value of these investments was approximately $5.1 million.

(continued on next page)

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2024

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

(19)    Represents cash equivalents held in a money market fund as of December 31, 2024.

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

(26)    Cost value reflects amortization.

(27)    These investments are deemed to be an “affiliate,” as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned more than 25% of its voting securities and would be an “affiliate” of a portfolio company if we owned between 5% and 25% of its voting securities. We do not “control” any of our portfolio companies. Fair value as of December 31, 2024 and December 31, 2023 along with transactions during the twelve months ended December 31, 2024 in these affiliated investments are as follows:

Name of Issuer	Title of Issue	Amount of Interest or Dividends Credited to Income(a)	Fair Value as of December 31, 2023	Gross Additions(b)	Gross Reductions(c)	Net Change in Unrealized Depreciation	Fair Value as of December 31, 2024
AFFILIATED INVESTMENT:
Unitek Global Services, Inc.	Common Stock	$—	$—	$—	$—	$—	$—
	Series B Preferred Stock	—	—	—	—	—	—
	Series B Senior Preferred Stock	—	221,755	—	—	(221,755)	—
	Series B Super Senior Preferred Stock	—	5,054,337	—	—	(440,237)	4,614,100
Total Affiliated Investment		—	5,276,092	—	—	(661,992)	4,614,100
Total Control Investment		—	—	—	—	—	—
TOTAL CONTROL AND AFFILIATED INVESTMENTS		$—	$5,276,092	$—	$—	$(661,992)	$4,614,100

____________

(a)      Represents the total amount of interest or distributions credited to income for the portion of the period an investment was an affiliated investment.

(b)      Gross additions include increases in investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts and fees. For the year ended December 31, 2024, a total of approximately $5.9 million of PIK dividends were entitled to be received yet deemed uncollectible.

(c)      Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs.

(continued on next page)

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2024

(28)    As part of a restructuring completed on September 17, 2021, a portion of the Company’s investment in the first lien senior secured notes of Premiere Global Services, Inc. was converted into a like amount of a new revolving credit facility (the “Replacement Revolver”). On March 15, 2023, the maturity date of the Replacement Revolver was amended from March 15, 2023 to April 7, 2023. The cost basis of the Replacement Revolver was established by allocating a portion of the cost basis from the first lien senior secured notes pro-rata based on the amount of principal that was converted from the first lien senior secured notes to the Replacement Revolver. The Replacement Revolver has no unfunded commitment and is on non-accrual status as of December 31, 2024.

(29)    The interest rate of these senior secured notes is the stated rate plus the Wall Street Journal quoted Prime Rate.

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

(32)    As of December 31, 2024, the effective yield has been estimated to be 0%. The aggregate projected amount of future recurring distributions and terminal principal payment is less than the amortized investment cost.

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

(35)    On November 14, 2024, Dodge Data & Analytics, LLC completed a recapitalization, by which the Company was assigned principal in new first lien first out senior secured notes and new first lien second out senior secured notes for its interest in the first lien senior secured notes and was assigned a new tranche of second lien senior secured notes for its interest in the second lien senior secured notes. The Company exchanged $4,887,500 of principal in the former first lien senior secured notes for approximately $1,098,901 principal of the first lien first out senior secured notes and approximately $3,055,474 principal of the first lien second out senior secured notes. The Company exchanged $15,000,000 of principal in the former second lien senior secured notes for $15,000,000 of principal in the new second lien senior secured notes, which currently pays all of its interest as PIK, however, there is a cash option, subject to the net leverage ratio of the first lien senior secured notes. In addition, the Company also purchased an additional $1,098,901 of principal of the first lien first out senior secured notes as part of the restructuring.

(36)    On June 4, 2024, ConvergeOne Holdings, Inc. completed a recapitalization, by which the Company exchanged approximately $5,239,634 of principal in the first lien senior secured notes for approximately $934,808 of principal in new first lien senior secured notes and rights to buy 48,048 shares of common stock (which the Company elected to purchase). The Company also exchanged $15,000,000 of principal in the second lien senior secured notes for 47,727 shares of common stock.

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

Name of Issuer	Title of Issue	Amount of Interest or Dividends Credited to Income(a)	Fair Value as of December 31, 2022	Gross Additions(b)	Gross Reductions(c)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of December 31, 2023
AFFILIATED INVESTMENTS:
Unitek Global Services, Inc	Common Stock	$—	$—	$—	$—	$—	$—
	Series B Preferred Stock	—	—	—	—	—	—
	Series B Senior Preferred Stock	—	500,053	—	—	(278,298)	221,755
	Series B Super Senior Preferred Stock	—	3,849,765	—	—	1,204,572	5,054,337
Total Affiliated Investments		—	4,349,818	—	—	926,274	5,276,092
Total Control Investments		—	—	—	—	—	—
TOTAL CONTROL AND AFFILIATED INVESTMENTS		$—	$4,349,818	$—	$—	$926,274	$5,276,092

____________

(a)       Represents the total amount of interest or distributions credited to income for the portion of the period an investment was an affiliated investment.

(b)       Gross additions include increases in investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts and fees. For the twelve months ended December 31, 2023, a total of approximately $5.0 million of PIK dividends were entitled to be received yet deemed uncollectible.

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

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$24,929,287	$33,592,166	$25,234,315
Income from securitization vehicles and investments	15,403,586	16,796,699	17,093,203
Other income	2,350,332	1,435,316	790,594
Total investment income from non-affiliated/non-control investments	42,683,205	51,824,181	43,118,112
Total investment income	42,683,205	51,824,181	43,118,112
EXPENSES
Interest expense	7,847,320	10,825,877	12,354,392
Base Fee	4,310,484	4,613,664	5,903,986
Professional fees	1,537,434	1,426,098	1,393,116
Compensation expense	746,762	825,226	915,583
Director’s fees	417,500	429,500	417,500
Insurance expense	308,552	329,892	378,804
Transfer agent and custodian fees	260,330	246,562	231,241
Excise tax	216,528	1,423,686	252,172
General and administrative	597,883	638,350	583,740
Total expenses before incentive fees	16,242,793	20,758,855	22,430,534
Net Investment Income Incentive Fees	—	3,705,387	—
Capital gains incentive fees	—	—	—
Total incentive fees	—	3,705,387	—
Total expenses	16,242,793	24,464,242	22,430,534
Net investment income	26,440,412	27,359,939	20,687,578
NET UNREALIZED APPRECIATION/(DEPRECIATION) AND REALIZED LOSSES ON INVESTMENT TRANSACTIONS
Net change in unrealized appreciation/(depreciation) on investments:
Non-Affiliate/non-control investments	76,337,750	6,198,413	(109,479,985)
Affiliated investments	(661,992)	926,274	3,577,327
Total net change in unrealized appreciation/(depreciation) on investments	75,675,758	7,124,687	(105,902,658)
Net realized losses:
Non-affiliated/non-control investments	(96,236,489)	(17,056,245)	(339,819)
Extinguishment of debt	—	(190,353)	—
Total net realized losses	(96,236,489)	(17,246,598)	(339,819)
Net unrealized and realized losses	(20,560,731)	(10,121,911)	(106,242,477)
Net increase/(decrease) in net assets resulting from operations	$5,879,681	$17,238,028	$(85,554,899)
Net increase in net assets resulting from net investment income per common share (Basic and Diluted):	$0.42	$0.51	$0.42
Net increase/(decrease) in net assets resulting from operations per common share (Basic and Diluted):	$0.09	$0.32	$(1.72)
Weighted average shares of common stock outstanding (Basic and Diluted):	63,465,255	53,919,104	49,757,122

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Increase/(decrease) in net assets from operations:
Net investment income	$26,440,412	$27,359,939	$20,687,578
Net change in unrealized appreciation/(depreciation) on investments	75,675,758	7,124,687	(105,902,658)
Net realized losses	(96,236,489)	(17,246,598)	(339,819)
Net increase/(decrease) in net assets resulting from operations	5,879,681	17,238,028	(85,554,899)
Distributions to stockholders
Distributions from net investment income	(26,666,034)	(29,503,040)	(20,897,611)
Tax return of capital distributions	—	—	—
Total distributions to stockholders	(26,666,034)	(29,503,040)	(20,897,611)

Capital share transactions:
Issuance of common stock (net of underwriting fees and offering costs of $485,044, $1,305,508, and $0, respectively)	29,235,267	24,018,978	—
Reinvestment of distributions	907,941	882,697	529,347
Net increase in net assets from capital share transactions	30,143,208	24,901,675	529,347
Total increase/(decrease) in net assets	9,356,855	12,636,663	(105,923,163)
Net assets at beginning of year	151,308,625	138,671,962	244,595,125
Net assets at end of year	$160,665,480	$151,308,625	$138,671,962
Capital share activity:
Shares issued	10,132,282	9,146,660	—
Shares issued from reinvestment of distributions	326,184	309,016	154,737
Net increase in capital share activity	10,458,466	9,455,676	154,737

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase/(decrease) in net assets resulting from operations	$5,879,681	$17,238,028	$(85,554,899)
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by/(used in) operating activities:
Accretion of discounts on investments	(1,688,134)	(1,094,874)	(880,671)
Accretion of discount on notes payable and deferred debt issuance costs	620,397	834,005	943,405
Extinguishment of debt	—	190,353	—
PIK interest income	(462,883)	—	—
Purchases of investments	(100,181,373)	(11,680,313)	(84,214,030)
Repayments of principal	75,004,835	15,784,948	50,015,712
Proceeds from the sale of investments	11,794,647	19,585,309	14,580,000
Net realized losses on investments	96,236,489	17,056,245	339,819
Reductions to CLO equity cost value	13,037,208	15,279,859	20,370,805
Net change in unrealized (appreciation)/depreciation on investments	(75,675,758)	(7,124,687)	105,902,658
Decrease/(increase) in interest and distributions receivable	1,252,359	(483,692)	(428,239)
Increase in other assets	(167,214)	(274,744)	(170,531)
Increase/(decrease) in accrued interest payable	—	(11,622)	—
Increase/(decrease) in Base Fee and Net Investment Income Incentive Fee payable	203,575	(311,184)	(365,139)
(Decrease)/increase in accrued expenses	(145,088)	705,348	(167,162)
Net cash provided by operating activities	25,708,741	65,692,979	20,371,728

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid (net of stock issued under distribution reinvestment plan of $907,941, $882,697, and $529,347, respectively)	(25,758,093)	(28,620,343)	(20,368,264)
Principal repayment of 6.50% Unsecured Notes	—	(64,370,225)	—
Proceeds from issuance of common stock	29,720,311	25,324,486	—
Underwriting fees and offering costs for the issuance of common stock	(485,044)	(1,305,508)	—
Net cash provided by/(used in) financing activities	3,477,174	(68,971,590)	(20,368,264)
Net increase/(decrease) in cash and cash equivalents	29,185,915	(3,278,611)	3,464
Cash and cash equivalents, beginning of year	5,740,553	9,019,164	9,015,700
Cash and cash equivalents, end of year	$34,926,468	$5,740,553	$9,019,164

NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with distribution reinvestment plan	$907,941	$882,697	$529,347

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$7,226,922	$10,003,496	$11,410,987
Cash paid for taxes	$483,264	$673,686	$252,172
Securities purchased, not settled	$12,027,463	$—	$—

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

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
DECEMBER 31, 2024

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, all of the Company’s investments are based upon Level 3 inputs as of December 31, 2024 and December 31, 2023.

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
DECEMBER 31, 2024

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
DECEMBER 31, 2024

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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of December 31, 2024, the Company had one debt investment that was on non-accrual status. As of December 31, 2023, the Company had four debt investments that were on non-accrual status. As of December 31, 2022, the Company had three debt investments that were on non-accrual status.

Interest income also includes a payment-in-kind (“PIK”) component on certain investments in the Company’s portfolio. Refer to the section below, “Payment-In-Kind,” for a description of PIK income and its impact on interest income.

Payment-In-Kind

The Company has debt and preferred stock investments in its portfolio that contain contractual PIK provisions. PIK interest and preferred stock dividends are computed at their contractual rates and are accrued into income and recorded as interest and dividend income, respectively. The PIK amounts are added to the principal balances on the capitalization dates. Upon capitalization, the PIK portions of the investments are valued at their respective fair values. If the Company believes that a PIK is not fully expected to be realized, the PIK investment would be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends would be reversed from the related receivable through interest or dividend income, respectively. PIK investments on non-accrual status are restored to accrual status once it becomes probable that such PIK will be ultimately collectible in cash. For the year ended December 31, 2024, approximately $463,000 of PIK interest was recognized as interest income. For the years ended December 31, 2023 and 2022, no PIK interest was recognized as interest income. For years ended December 31, 2024, 2023 and 2022, the Company did not recognize dividend income due to PIK on its preferred stock investments.

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
DECEMBER 31, 2024

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The Company also records income on its investments in CLO warehouse facilities based on a stated rate per the underlying note purchase agreement plus accrued interest or, if there is no stated rate, then an estimated rate is calculated using a base case model projecting the timing of the ramp-up of the CLO warehouse facility. For the years ended December 31, 2024, 2023 and 2022, no income was recognized related to CLO warehouse facilities. As of December 31, 2024, 2023 and 2022, the Company did not hold any investments in CLO warehouse facilities.

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

Preferred Stock Dividends

The Company holds preferred stock investments in its portfolio that contain cumulative preferred dividends that accumulate quarterly. The Company will generally record cumulative preferred dividends as investment income when they are received or declared by the portfolio company’s board of directors or upon any voluntary or involuntary liquidation, dissolution or winding up of the portfolio company, and are collectible. There were no cumulative preferred dividends recorded as dividend income during the years ended December 31, 2024, 2023 and 2022, as the Company deemed them to be uncollectible.

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
DECEMBER 31, 2024

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

The Company recognizes the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained, assuming examination by tax authorities. Through December 31, 2024, management has analyzed the Company’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions expected to be taken in the Company’s 2024 tax returns. The Company identifies its major tax jurisdictions as U.S Federal and the state of Connecticut. The Company did not have any uncertain tax positions that met the recognition measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company files tax returns with the Internal Revenue Service and the state of Connecticut. Generally, each of the tax years in the four-year period ended December 31, 2024 remains subject to examination by taxing authorities.

For tax purposes, the cost basis of the portfolio investments as of December 31, 2024 and 2023, was approximately $393,395,734 and $479,922,143, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

NOTE 3. FAIR VALUE

The Company’s assets measured at fair value by investment type on a recurring basis as of December 31, 2024 were as follows:

	Fair Value Measurements at Reporting Date Using
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$—	$—	$150.7	$150.7
CLO Equity	—	—	104.6	104.6
Equity and Other Investments	—	—	5.6	5.6
Total Investments at fair value	—	—	260.9	260.9
Cash equivalents	34.4	—	—	34.4
Total assets at fair value	$34.4	$—	$260.9	$295.3

The Company’s assets measured at fair value by investment type on a recurring basis as of December 31, 2023 were as follows:

	Fair Value Measurements at Reporting Date Using
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total(1)
Senior Secured Notes	$—	$—	$179.5	$179.5
CLO Equity	—	—	82.2	82.2
Equity and Other Investments	—	—	5.3	5.3
Total Investments at fair value(1)	—	—	266.9	266.9
Cash equivalents	4.6	—	—	4.6
Total assets at fair value	$4.6	$—	$266.9	$271.5

____________

(1)      Totals may not sum due to rounding.

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2024 and December 31, 2023, respectively. The Company’s Valuation Policy, which was previously approved by the Board, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or Oxford Square Management determines that additional techniques, sources or inputs are appropriate or necessary

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

NOTE 3. FAIR VALUE (cont.)

in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the tables below are based on fair values for all debt related calculations and CLO equity.

	Quantitative Information about Level 3 Fair Value Measurements			Range/Weighted Average(1)	Impact to Fair Value from an Increase in Input(2)
Assets ($ in millions)	Fair Value as of December 31, 2024	Valuation Techniques/ Methodologies	Unobservable Input
Senior Secured Notes	$150.2	Market quotes	NBIB(3)	2.0% – 101.0%/75.3%	NA
	0.5	Liquidation Net Asset Value	NBIB(3)	19.9% – 19.9%/19.9%	NA
CLO equity	103.6	Market quotes	NBIB(3)	0.0% – 83.9%/30.8%	NA
	1.0	Discounted cash flow(5)	Discount rate(6)	6.0% – 21.1%/20.1%	Decrease
	0.0	Liquidation Net Asset Value(9)	NBIB(3)	0.0% – 0.1%/0.0%	NA
Equity and Other Investments	1.0	Market quotes	NBIB(3)	$10/ncm(4)	NA
	4.6	Enterprise value(7)	LTM EBITDA(8)	$34.0 million/ncm(4)	Increase
			Market multiples(8)	8.3x – 9.3x/8.8x	Increase
Total Fair Value for Level 3 Investments	$260.9

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

(3)      The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (“NBIB”), on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by Oxford Square Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.

(4)      The calculation of weighted average for a range of values, for a single investment within a given asset category, is not considered to provide a meaningful representation (“ncm”).

(5)      The Company calculates the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle. The Company also considers those investments in which the record date for an equity distribution payment falls on or before the last day of the period, and the likelihood that a prospective purchaser would require an adjustment to the transaction price representing substantially all of the pending distribution.

(6)      Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.

(7)      Enterprise value is defined as the total value of a company, including debt and cash. For senior secured notes and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that the Company provides to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of the Company’s securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by Oxford Square Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

NOTE 3. FAIR VALUE (cont.)

(8)      EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on the most recently available twelve-month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market. “LTM” refers to “last twelve months.”

(9)      The fair value of those CLO equity positions which have been optionally redeemed are generally valued using a liquidation net asset value basis which represents the estimated expected residual value of the CLO as of the end of the period.

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

(3)      The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (“NBIB”), on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by Oxford Square Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.

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
DECEMBER 31, 2024

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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2024, and the level of each financial liability within the fair value hierarchy:

($ in millions)	Carrying Value(1)	Fair Value(2)	Level 1	Level 2	Level 3
6.25% Unsecured Notes	$44.5	$44.4	$—	$44.4	$—
5.50% Unsecured Notes	79.1	74.7	—	74.7	—
Total	$123.6	$119.1	$—	$119.1	$—

____________

(1)      Carrying value is net of unamortized deferred debt issuance costs. Unamortized deferred debt issuance costs associated with the 6.25% Unsecured Notes totaled approximately $0.3 million as of December 31, 2024. Unamortized deferred debt issuance costs associated with the 5.50% Unsecured Notes totaled approximately $1.4 million as of December 31, 2024.

(2)      For the 6.25% Unsecured Notes and 5.50% Unsecured Notes, fair value is based upon the closing price on the last day of the period. The 6.25% Unsecured Notes and 5.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQZ” and “OXSQG”, respectively).

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2023, and the level of each financial liability within the fair value hierarchy:

($ in millions)	Carrying Value(1)	Fair Value(2)	Level 1	Level 2	Level 3
6.25% Unsecured Notes	$44.2	$42.9	$—	$42.9	$—
5.50% Unsecured Notes	78.7	72.5	—	72.5	—
Total	$122.9	$115.4	$—	$115.4	$—

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

NOTE 3. FAIR VALUE (cont.)

A reconciliation of the fair value of investments for the year ended December 31, 2024, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Equity	Equity and Other Investments	Total(2)
Balance at December 31, 2023	$179.5	$82.2	$5.3	$266.9
Net realized losses included in earnings	(94.4)	(1.9)	—	(96.2)
Net unrealized appreciation/(depreciation) included in earnings	73.2	3.5	(1.1)	75.7
Accretion of discount	1.7	—	—	1.7
Purchases	76.3	35.2	0.7	112.2
Repayments and Sales	(85.4)	(1.4)	—	(86.8)
Transfers between asset classes	(0.7)	—	0.7	—
Reductions to CLO Equity cost value(1)	—	(13.0)	—	(13.0)
PIK interest income	0.5	—	—	0.5
Transfers in and/or (out) of level 3	—	—	—	—
Balance at December 31, 2024(2)	$150.7	$104.6	$5.6	$260.9
Net change in unrealized (depreciation)/appreciation on Level 3 investments still held as of December 31, 2024	$(10.0)	$1.1	$(1.1)	$(10.0)

____________

(1)      Reduction to CLO equity cost value of approximately $13.0 million represented the distributions received, or entitled to be received, on the Company’s investments held in CLO equity subordinated and income notes of approximately $28.4 million, plus the amortization of cost of the Company’s CLO fee notes of approximately $71,000, less the effective yield interest income recognized on the Company’s CLO equity subordinated and income notes of approximately $15.4 million.

(2)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

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

(2)      Totals may not sum due to rounding.

The following table shows the fair value of the Company’s portfolio of investments by asset class as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$150.7	57.8%	$179.5	67.2%
CLO Equity	104.6	40.1%	82.2	30.8%
Equity and Other Investments	5.6	2.1%	5.3	2.0%
Total(1)	$260.9	100.0%	$266.9	100.0%

____________

(1)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

NOTE 4. CASH AND CASH EQUIVALENTS

At December 31, 2024, 2023, and 2022, respectively, cash and cash equivalents were as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Cash	$493,380	$1,160,664	$1,673,650
Cash Equivalents	34,433,088	4,579,889	7,345,514
Total Cash and Cash Equivalents	$34,926,468	$5,740,553	$9,019,164

For further details regarding the composition of cash and cash equivalents, refer to “Note 2. Summary of Significant Accounting Policies.”

NOTE 5. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% immediately after such borrowing. As of December 31, 2024 and 2023, the Company’s asset coverage for borrowed amounts was approximately 227% and 219%, respectively.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of December 31, 2024 and December 31, 2023. The fair value of the 6.25% Unsecured Notes is based upon the closing price on the last day of the period. The 6.25% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQZ”). The fair value of the 5.50% Unsecured Notes is based upon the closing price on the last day of the period. The 5.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQG”).

	As of
	December 31, 2024			December 31, 2023
($ in millions)	Principal Amount	Carrying Value(1)	Fair Value	Principal Amount	Carrying Value(1)	Fair Value
6.25% Unsecured Notes	$44.8	$44.5	$44.4	$44.8	$44.2	$42.9
5.50% Unsecured Notes	80.5	79.1	74.7	80.5	78.7	72.5
Total(2)	$125.3	$123.6	$119.1	$125.3	$123.0	$115.4

____________

(1)      The Carrying Value represents the aggregate principal amount outstanding less the unamortized deferred issuance costs. As of December 31, 2024, the total unamortized deferred issuance costs for the 6.25% Unsecured Notes and 5.50% Unsecured Notes was approximately $0.3 million, and $1.4 million, respectively. As of December 31, 2023, the total unamortized deferred issuance costs for the 6.25% Unsecured Notes, and 5.50% Unsecured Notes was approximately $0.5 million, and $1.8 million, respectively.

(2)      Totals may not sum due to rounding.

The weighted average stated interest rate and weighted average maturity on the Company’s borrowings as of December 31, 2024 were 5.77% and 2.8 years, respectively, and as of December 31, 2023 were 5.77% and 3.8 years, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

NOTE 5. BORROWINGS (cont.)

The table below summarizes the components of interest expense for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
6.25% Unsecured Notes	$2,799.4	$233.8	$3,033.2
5.50% Unsecured Notes	4,427.5	386.6	4,814.1
Total	$7,226.9	$620.4	$7,847.3
	Year Ended December 31, 2023
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
6.50% Unsecured Notes	$2,765.0	$215.3	$2,980.3
6.25% Unsecured Notes	2,799.4	233.2	3,032.6
5.50% Unsecured Notes	4,427.5	385.5	4,813.0
Total	$9,991.9	$834.0	$10,825.9
	Year Ended December 31, 2022
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
6.50% Unsecured Notes	$4,184.1	$324.7	$4,508.8
6.25% Unsecured Notes	2,799.4	233.2	3,032.6
5.50% Unsecured Notes	4,427.5	385.5	4,813.0
Total	$11,411.0	$943.4	$12,354.4

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

With respect to the 6.50% Unsecured Notes, there was no cash paid nor interest expense incurred for the year ended December 31, 2024. The cash paid and the effective annualized interest rate for the year ended December 31, 2023 were approximately $2.8 million and 5.76%, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

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

The aggregate accrued interest payable on the 6.25% Unsecured Notes as of December 31, 2024 was approximately $0.5 million, which was approximately the same as of December 31, 2023. As of December 31, 2024 and 2023, the Company had unamortized deferred debt issuance costs of approximately $0.3 million and $0.5 million, respectively, relating to the 6.25% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 6.25% Unsecured Notes and are included in interest expense in the statements of operations. The cash paid and the effective annualized interest rate for the year ended December 31, 2024 were approximately $2.8 million and 6.77%, respectively. The cash paid and the effective annualized interest rate for the year ended December 31, 2023 were approximately $2.8 million and 6.77%, respectively.

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

The aggregate accrued interest payable on the 5.50% Unsecured Notes as of December 31, 2024 was approximately $0.7 million, which was approximately the same as of December 31, 2023. As of December 31, 2024 and 2023, the Company had unamortized deferred debt issuance costs of approximately $1.4 million and $1.8 million, respectively, relating to the 5.50% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 5.50% Unsecured Notes and are included in interest expense in the statements of operations. The cash paid and the effective annualized interest rate for the year ended December 31, 2024 were approximately $4.4 million and 5.98%, respectively. The cash paid and the effective annualized interest rate for the year ended December 31, 2023 were approximately $4.4 million and 5.98%, respectively.

NOTE 6. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from net investment income per share for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Net increase in net assets resulting from net investment income per common share – basic and diluted:
Net investment income	$26,440,412	$27,359,939	$20,687,578
Weighted average common shares outstanding – basic	63,465,255	53,919,104	49,757,122
Net increase in net assets resulting from net investment income per common share – basic and diluted	$0.42	$0.51	$0.42

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

NOTE 6. EARNINGS PER SHARE (cont.)

The following table sets forth the computation of basic and diluted net increase/(decrease) in net assets resulting from operations per share for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Net increase/(decrease) in net assets resulting from operations per common share – basic and diluted:
Net increase/(decrease) in net assets resulting from operations	$5,879,681	$17,238,028	$(85,554,899)
Weighted average common shares outstanding – basic	63,465,255	53,919,104	49,757,122
Net increase/(decrease) in net assets resulting from operations per common share – basic and diluted	$0.09	$0.32	$(1.72)

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

As described in greater detail under Item 1. Business — Investment Advisory Agreement — Advisory Fee in this Annual Report on Form 10-K for the year ended December 31, 2024, the Company first calculates the Base Fee and any incentive fee under the terms of the Investment Advisory Agreement, then calculates the Base Fee and any incentive fee under the terms of the fee waiver letter unilaterally adopted by Oxford Square Management, effective April 1, 2016 (the “2016 Fee Waiver”), and, finally, adopts the lower of the two combined results as the total fees payable to Oxford Square Management.

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
DECEMBER 31, 2024

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

The following table represents the portion of the total advisory fee ascribed to the Base Fee (pursuant to the 2016 Fee Waiver calculation) for the years ended December 31, 2024, 2023 and 2022, respectively:

($ in millions)	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2022
Base Fee	$4.3	$4.6	$5.9

The Base Fee payable to Oxford Square Management as of December 31, 2024 and 2023 was approximately $1.2 million and $1.0 million, respectively.

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

•        For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter minus the Company’s operating expenses for the quarter (including the Base Fee, expenses payable under the administration agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest, and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

•        Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to one-fourth of an annual “hurdle rate.” The annual hurdle rate is determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rates for the 2024, 2023 and 2022 calendar years, calculated as of the immediately preceding December 31, were 8.84%, 8.99%, and 6.26%, respectively, under the terms of the Investment Advisory Agreement. The Company’s net investment income (to the extent not distributed to stockholders) used to calculate the Net Investment Income Incentive Fee was also included in the amount of gross assets used to calculate the 2% Base Fee.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

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
DECEMBER 31, 2024

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

The following table represents the portion of the total advisory fee ascribed to Net Investment Income Incentive Fees (pursuant to the 2016 Fee Waiver calculation) for each of the years ended December 31, 2024, 2023 and 2022, respectively:

($ in millions)	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2022
Net Investment Income Incentive Fee	$—	$3.7	$—

There was no Net Investment Income Incentive Fee payable to Oxford Square Management as of December 31, 2024 and 2023.

Capital Gains Incentive Fee

The Capital Gains Incentive Fee, which is calculated identically under the Investment Advisory Agreement and under the 2016 Fee Waiver, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20% of the Company’s “Incentive Fee Capital Gains,” which consists of its realized capital gains for each calendar year, computed net of all realized capital losses and unrealized capital depreciation for that calendar year. For accounting purposes only, in order to reflect the theoretical Capital Gains Incentive Fee that would be payable for a given period as if all unrealized gains were realized, the Company will accrue a Capital Gains Incentive Fee based upon net realized gains and unrealized depreciation for that calendar year (in accordance with the terms of the Investment Advisory Agreement), plus unrealized appreciation on investments held at the end of the period. It should be noted that a fee so calculated and accrued would not necessarily be payable under the Investment Advisory Agreement and may never be paid based upon the computation of Capital Gains Incentive Fees in subsequent periods. Amounts paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement.

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

There were no Capital Gains Incentive Fees based on hypothetical liquidation for the years ended December 31, 2024, 2023 and 2022. There were no accrued Capital Gains Incentive Fees payable to Oxford Square Management as of December 31, 2024 and 2023.

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
DECEMBER 31, 2024

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

For the years ended December 31, 2024, 2023 and 2022, the Company incurred approximately $747,000, $825,000 and $916,000, respectively, in compensation expenses for the services of employees allocated to the administrative activities of the Company, pursuant to the Administration Agreement with Oxford Funds. In addition, the Company incurred approximately $55,000, $63,000, and $62,000 for facility costs allocated under the Administration Agreement for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, there were no amounts payable under the Administration Agreement. As of December 31, 2023, there were no amounts payable under the Administration Agreement.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

NOTE 8. INVESTMENT INCOME

The following table sets forth the components of investment income for the years ended December 31, 2024, 2023 and 2022, respectively:

	December 31, 2024	December 31, 2023	December 31, 2022
Interest Income
Stated interest income	$22,453,772	$32,434,732	$23,954,078
PIK interest income	462,883	—	—
Original issue discount and market discount income	1,688,134	1,094,874	880,671
Discount income derived from unscheduled remittances at par	324,498	62,560	399,566
Total interest income	24,929,287	33,592,166	25,234,315
Income from securitization vehicles and investments	15,403,586	16,796,699	17,093,203
Other income
Fee letters	661,281	649,260	544,267
Money market fund income and all other fees	1,689,051	786,056	246,327
Total other income	2,350,332	1,435,316	790,594
Total investment income	$42,683,205	$51,824,181	$43,118,112

The 1940 Act requires that a BDC offer significant managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the years ended December 31, 2024, 2023 and 2022, the Company received no fee income for managerial assistance.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

NOTE 10. FINANCIAL HIGHLIGHTS

The following information sets forth the Company’s financial highlights for the years ending December 31, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, and 2015.

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019(9)	Year Ended December 31, 2018(9)	Year Ended December 31, 2017(9)	Year Ended December 31, 2016(9)	Year Ended December 31, 2015(9)
Per Share Data
Net asset value at beginning of year	$2.55	$2.78	$4.92	$4.55	$5.12	$6.60	$7.55	$7.50	$6.40	$8.64
Net investment income(1)(7)	0.42	0.51	0.42	0.32	0.40	0.81	0.67	0.60	0.52	0.66
Net realized and unrealized gains (losses)(2)(7)	(0.33)	(0.19)	(2.14)	0.47	(0.36)	(1.49)	(0.91)	0.25	1.62	(1.85)
Net increase (decrease) in net asset value from operations	0.09	0.32	(1.72)	0.79	0.04	(0.68)	(0.24)	0.85	2.14	(1.19)
Distributions per share from net investment income	(0.42)	(0.54)	(0.42)	(0.42)	(0.61)	(0.80)	(0.73)	(0.66)	(1.06)	(1.14)
Distributions based on weighted average share impact	—	(0.01)	—	—	—	—	0.01	—	0.01	0.01
Tax return of capital distributions	—	—	—	—	—	—	(0.07)	(0.14)	(0.10)	—
Total distributions(3)	(0.42)	(0.55)	(0.42)	(0.42)	(0.61)	(0.80)	(0.79)	(0.80)	(1.15)	(1.13)
Effect of shares issued, net of offering expenses	0.08	—	—	—	—	—	—	—	—	—
Effect of shares issued/repurchased, gross	—	—	—	—	—	—	0.08	—	0.11	0.08
Net asset value at end of year	$2.30	$2.55	$2.78	$4.92	$4.55	$5.12	$6.60	$7.55	$7.50	$6.40
Per share market value at beginning of year	$2.86	$3.12	$4.08	$3.05	$5.44	$6.47	$5.74	$6.61	$6.08	$7.53
Per share market value at end of year	$2.44	$2.86	$3.12	$4.08	$3.05	$5.44	$6.47	$5.74	$6.61	$6.08
Total return based on Market Value(4)	(1.64)%	9.34%	(14.11)%	47.38%	(31.75)%	(4.14)%	26.95%	(2.01)%	33.29%	(4.35)%
Total return based on Net Asset Value(5)	6.67%	11.15%	(34.96)%	17.36%	0.82%	(10.26)%	(1.99)%	11.33%	35.31%	(12.73)%
Shares outstanding at end of year	69,758,938	59,300,472	49,844,796	49,690,059	49,589,607	48,448,987	47,650,959	51,479,409	51,479,409	56,396,435
Ratios/Supplemental Data(8)
Net assets at end of period (000’s)	$160,665	$151,309	$138,672	$244,595	$225,427	$247,999	$314,724	$388,419	$385,992	$360,935
Average net assets (000’s)	$152,362	$149,944	$192,785	$242,589	$192,137	$289,373	$369,258	$385,947	$343,328	$487,894
Ratio of expenses to average net assets	10.66%	16.32%	11.64%	8.69%	8.45%	8.35%	6.17%	7.95%	12.38%	9.80%
Ratio of net investment income to average net assets	17.35%	18.25%	10.73%	6.64%	10.26%	13.30%	9.07%	7.96%	7.80%	8.12%
Portfolio turnover rate(6)	33.66%	3.85%	17.09%	11.09%	23.72%	12.75%	35.18%	43.02%	25.73%	24.96%

____________

(1)      Represents per share net investment income for the year, based upon weighted average shares outstanding.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

NOTE 10. FINANCIAL HIGHLIGHTS (cont.)

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

(8)      The following table provides supplemental performance ratios measured for the years ended December 31, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, and 2015:
	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019(9)	Year Ended December 31, 2018(9)	Year Ended December 31, 2017(9)	Year Ended December 31, 2016(9)	Year Ended December 31, 2015(9)
Ratio of expenses to average net assets:
Expenses before incentive fees	10.66%	13.84%	11.64%	8.69%	8.45%	7.14%	4.92%	6.95%	11.57%	10.00%
Net Investment Income Incentive Fees	—%	2.47%	—%	—%	—%	1.21%	1.24%	1.00%	0.81%	(0.19)%
Capital Gains Incentive Fees	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Ratio of expenses, excluding interest expense, to average net assets	5.51%	9.10%	5.23%	4.36%	4.35%	4.93%	4.21%	4.61%	7.37%	5.73%

(9)      Not covered by the report of the independent registered public accounting firm.

Information about our senior securities is shown in the following tables as of the fiscal years ended December 31, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, and 2015.

Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
5.50% Unsecured Notes
2024	$80,500,000	$2,269	—	$22.90
2023	$80,500,000	$2,189	—	$21.96
2022	$80,500,000	$1,714	—	$23.50
2021	$80,500,000	$2,267	—	$25.20

6.25% Unsecured Notes
2024	$44,790,750	$2,269	—	$24.40
2023	$44,790,750	$2,189	—	$23.81
2022	$44,790,750	$1,714	—	$24.62
2021	$44,790,750	$2,267	—	$25.55
2020	$44,790,750	$3,044	—	$23.30
2019(9)	$44,790,750	$2,786	—	$25.07

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

NOTE 10. FINANCIAL HIGHLIGHTS (cont.)

Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
OXSQ Funding 2018, LLC Revolving Credit Facility(5)(9)
2019	$28,090,601	$2,786	—	N/A
2018	$85,679,403	$3,085	—	N/A

6.50% Unsecured Notes(8)
2023	$—	$—	—	$24.90
2022	$64,370,225	$1,714	—	$25.01
2021	$64,370,225	$2,267	—	$25.31
2020	$64,370,225	$3,044	—	$23.65
2019(9)	$64,370,225	$2,786	—	$25.43
2018(9)	$64,370,225	$3,085	—	$25.51
2017(9)	$64,370,225	$7,003	—	$25.90

2017 Convertible Notes(6)(9)
2016	$94,542,000	$2,707	—	N/A
2015	$115,000,000	$2,007	—	N/A

Debt Securitization – TICC 2012-1 CLO LLC Senior Notes(7)(9)
2016	$129,281,817	$2,707	—	N/A
2015	$240,000,000	$2,007	—	N/A

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

(4)      Not applicable for any of the senior securities (except for the 6.50% Unsecured Notes, 6.25% Unsecured Notes, and 5.50% Unsecured Notes) as they are not registered for public trading. For the 6.50% Unsecured Notes, the amounts represent the average of the daily closing prices on the NASDAQ Global Select Market for the period from April 12, 2017 (date of issuance) through December 31, 2017, for the period from January 1, 2023 through December 21, 2023 (date of full principal repayment and delisting from NASDAQ), and for the years ended December 31, 2022, 2021, 2020, 2019, and 2018. For the 6.25% Unsecured Notes, the amounts represent the average of the daily closing prices on the NASDAQ Global Select Market for the period from April 3, 2019 (date of issuance) through December 31, 2019 and for the years ended December 31, 2024, 2023, 2022, 2021, and 2020. For the 5.50% Unsecured Notes, the amounts represent the average of the daily closing prices on the NASDAQ Global Select Market for the period from May 20, 2021 (date of issuance) through December 31, 2021 and for the years ended December 31, 2024, 2023 and 2022.

(5)      The Company fully repaid the OXSQ Funding 2018, LLC Revolving Credit Facility on March 24, 2020.

(6)      The Company fully repaid the 2017 Convertible Notes on November 1, 2017.

(7)      The Company fully repaid the TICC CLO 2012-1 LLC Senior Notes on August 25, 2017.

(8)      The Company fully repaid the 6.50% Unsecured Notes on December 21, 2023.

(9)      Not covered by the report of the independent registered public accounting firm.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs to make distributions of taxable income sufficient to relieve it of substantially all federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on such income. The Company will accrue excise tax on estimated excess taxable income, if any, as required. The Company accrued approximately $483,000 for estimated 2024 excise tax on estimated excess undistributed taxable income. The Company incurred approximately $483,000 in excise tax relating to the tax year ended December 31, 2023. This amount was expensed and paid during the year ended December 31, 2024.

The tax character of distributions declared and paid in 2024 represented, on an estimated basis, $26,666,034 from ordinary income. The tax character of distributions declared and paid in 2023 represented $29,503,040 from ordinary income. The tax character of distributions declared and paid in 2022 represented $20,897,611 from ordinary income.

GAAP requires adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net asset value per share. For 2024, 2023 and 2022, the permanent differences between financial and tax reporting are noted below. These adjustments were the result of book/tax differences in the treatment of unscheduled prepayments, book/tax differences in the treatment of defaulted bonds, extinguishment fees, the treatment of CLO equity investments, non-deductible excise tax paid, and adjustment to certain components of net assets from those originally published in quarterly and annual reports to conform to the current period presentation for comparative purposes.

	December 31,
	2024	2023	2022
Adjustment to accumulated net investment income	$2,719,387	$9,908,779	$(40,593)
Adjustment to accumulated net realized (losses)/gains	(2,502,859)	(8,485,093)	292,765
Adjustment to total distributable earnings/(accumulated losses)	$216,528	$1,423,686	$252,172
Adjustment to capital in excess of par value	$(216,528)	$(1,423,686)	$(252,172)

The Company has adopted an “opt out” distribution reinvestment plan for its common stockholders. As a result, if the Company makes a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of its common stock, unless they specifically “opt out” of the distribution reinvestment plan so as to receive cash distributions. During the years ended December 31, 2024, 2023 and 2022, the Company issued 326,184, 309,016 and 154,737 shares, respectively, of common stock to stockholders for approximately $0.9 million, $0.9 million, and $0.5 million, respectively, in connection with the distribution reinvestment plan. During the year ended December 31, 2024, 2023 and 2022, the Company’s dividend administrator did not purchase any shares in the open market to satisfy the reinvestment portion of the Company’s dividends.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

NOTE 11. DISTRIBUTIONS (cont.)

For U.S. federal income tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. These capital losses can be carried forward for an indefinite period and will retain their character as either short-term or long-term capital losses. As of December 31, 2024, the Company had $1,712,132 of short-term capital losses and $228,083,468 of long-term capital losses available to be carried forward for an indefinite period. The tax character of distributions for the year ended December 31, 2024, represented, on an estimated basis, $0.42 per share, from ordinary income. For the year ended December 31, 2024, the amounts and sources of distributions reported are only estimates (based on an average of the reported tax character historically) and are not being provided for U.S. tax reporting purposes. Because the Company believes the historical tax characteristics of distributions is the most useful information which is readily available, the Company has used the average of all years from the inception of the Company in providing the estimates herein. However, the timing and character of distributions for federal income tax purposes (which are determined in accordance with the U.S. federal tax rules which may differ from GAAP) may be materially different than the historical information the Company used in providing the estimates herein. The final determination of the source of all distributions in 2024 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes may be subject to change based on tax regulations.

As of December 31, 2024, 2023 and 2022, the estimated components of distributable earnings/(accumulated losses) on a tax basis were as follows:

	December 31,
	2024	2023	2022
Distributable ordinary income	$34,362,889	$34,551,675	$30,254,968
Capital loss carry forward	(229,795,600)	(128,925,720)	(103,955,360)
Unrealized depreciation on investments	(132,542,875)	(213,031,716)	(221,821,951)
Other timing differences	—	—	(1,042,092)
Total accumulated losses	$(327,975,586)	$(307,405,761)	$(296,564,435)

The 2024 amounts will be finalized at or before filing the U.S. federal income tax return.

NOTE 12. NET ASSET VALUE PER SHARE

The Company’s net asset value per share as of December 31, 2024, and December 31, 2023, was $2.30 and $2.55, respectively. In determining the Company’s net asset value per share, the Board determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 13. SHARE ISSUANCE AND REPURCHASE PROGRAMS

On August 22, 2023, the Company entered into Amendment No. 1 to the Equity Distribution Agreement dated August 1, 2019 with Ladenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $150.0 million of our common stock through an At-the-Market (“ATM”) offering. On August 16, 2024, the Company entered into an amended and restated equity distribution agreement (the “Amended and Restated Equity Distribution Agreement”) with Lucid Capital Markets, LLC and Ladenburg Thalmann & Co. Inc., as the sales agents, to add Lucid Capital Markets, LLC as an additional sales agent to the Amended and Restated Equity Distribution Agreement. The Company sold a total of 10,132,282 shares of common stock pursuant to the ATM offering during the year ended December 31, 2024. The total amount of capital raised net of underwriting fees and offering costs was approximately $29.2 million during the year ended December 31, 2024. The Company sold a total of 2,695,388 shares of common stock pursuant to the ATM offering during the year ended December 31, 2023. The

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

NOTE 13. SHARE ISSUANCE AND REPURCHASE PROGRAMS (cont.)

total amount of capital raised net of underwriting fees and offering costs was approximately $8.0 million during the year ended December 31, 2023. The Company did not sell any shares of common stock under the ATM program during the year ended December 31, 2022.

From time to time, the Board may authorize a share repurchase program under which shares are purchased in open market transactions. Since the Company is incorporated in Maryland, MGCL requires share repurchases to be accounted for as a share retirement. The cost of repurchased shares is charged against capital on the settlement date. During the years ended December 31, 2024, 2023, and 2022 the Company was not authorized to repurchase any shares of outstanding common stock.

NOTE 14. STOCKHOLDERS’ EQUITY

On June 22, 2023, the Company completed a transferable rights offering, issuing approximately 6.5 million shares at a subscription price of $2.66 per share. Total proceeds, net of underwriting and offering costs, were approximately $16.0 million. Approximately 1.7 million shares were purchased in the rights offering by affiliates of Oxford Square Management.

NOTE 15. SEGMENT REPORTING

The Company operates as a single operating and reporting segment and its primary business objective is to maximize its investment portfolio’s total return. The chief operating decision maker (“CODM”) is a combination of the Company’s chief executive officer and president. The CODM evaluates performance through the Company’s net asset value, net investment income and net increase/decrease in net assets resulting from operations. These performance measures also aid the CODM in providing information to the Board of Directors for the process of determining the amount of distributions to be distributed to the Company’s stockholders. The Company’s significant segment expenses are listed on the accompanying statements of operations.

NOTE 16. SELECTED QUARTERLY DATA (unaudited)

	Year Ended December 31, 2024
	Quarter Ended December 31	Quarter Ended September 30	Quarter Ended June 30	Quarter Ended March 31
Total Investment Income	$10,219,401	$10,340,924	$11,445,456	$10,677,424
Net Investment Income	5,993,795	6,187,155	7,721,906	6,537,556
Net increase/(decrease) in Net Assets resulting from Operations	3,263,607	(874,541)	5,259,005	(1,768,390)
Net increase in Net Assets resulting from Net Investment Income, per common share, basic and diluted	$0.09	$0.10	$0.13	$0.11
Net increase/(decrease) in Net Assets resulting from Operations, per common share, basic and diluted(1)	$0.05	$(0.01)	$0.09	$(0.03)

____________

(1)      The summation of quarterly per share amounts may not tie to annual per share amounts due to share issuances and rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

NOTE 16. SELECTED QUARTERLY DATA (unaudited) (cont.)

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

NOTE 17. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures” (“ASU 2024-03”), which requires public business entities to disclose disaggregated expense details in their income statements, including categories such as employee compensation, depreciation, and amortization. The update aims to enhance transparency by requiring tabular disclosures and qualitative descriptions for unspecified amounts. Additionally, entities must report total selling expenses and their definitions annually. The standard is effective for annual periods beginning after December 15, 2026, with interim periods following in 2027, and early adoption is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its financial statements.

Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

NOTE 18. SUBSEQUENT EVENTS

The Board declared the following distributions payable to stockholders as shown below:

Date Declared	Record Dates	Payable Dates	Per Share Distribution Amount Declared
October 31, 2024	January 17, 2025	January 31, 2025	$0.035
October 31, 2024	February 14, 2025	February 28, 2025	$0.035
October 31, 2024	March 17, 2025	March 31, 2025	$0.035
February 27, 2025	April 16, 2025	April 30, 2025	$0.035
February 27, 2025	May 16, 2025	May 30, 2025	$0.035
February 27, 2025	June 16, 2025	June 30, 2025	$0.035

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

Item 9.       Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2024. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2024 based on the criteria in Internal Control — Integrated Framework issued by COSO.

Attestation Report of the Registered Public Accounting Firm

The independent registered public accounting firm that audited our financial statements has not issued an audit report on the effectiveness of our internal control over financial reporting, due to exemptions for non-accelerated filers under the Sarbanes-Oxley Act of 2002, as amended.

(c) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

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

Name	Age	Position	Director Since	Term Expires
Interested Directors
Jonathan H. Cohen	60	Chief Executive Officer	2003	2027
Charles M. Royce	85	Director	2003	2026
Independent Directors
Steven P. Novak	77	Chairman of the Board	2003	2026
George Stelljes III	63	Director	2016	2027
Barry Osherow	52	Director	2021	2025
Executive Officers
Saul B. Rosenthal	56	President and Chief Operating Officer
Bruce L. Rubin	65	Chief Financial Officer, Corporate Secretary and Treasurer
Gerald Cummins	69	Chief Compliance Officer

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

Saul B. Rosenthal has served as President since 2004 of the Company and Oxford Square Management, and is a member of Oxford Funds. In addition, Mr. Rosenthal has served as President and a Director of Oxford Lane Capital Corp. (NasdaqGS:OXLC), a registered closed-end fund, and as President of Oxford Lane Management, since 2010. Mr. Rosenthal has served as President and Director of Oxford Park Income Fund, Inc., a registered closed-end fund, and as President of Oxford Park Management, since 2023. Mr. Rosenthal has also served as President of Oxford Gate Management, the investment adviser to the Oxford Gate Funds, and Oxford Bridge II, LLC, since 2018. Mr. Rosenthal was previously an attorney at the law firm of Shearman & Sterling LLP. Mr. Rosenthal serves on the board of the National Museum of Mathematics. Mr. Rosenthal received a B.S., magna cum laude, from the Wharton School of the University of Pennsylvania, a J.D. from Columbia University Law School, where he was a Harlan Fiske Stone Scholar, and a LL.M. (Taxation) from New York University School of Law.

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

Gerald Cummins has served as the Company’s Chief Compliance Officer since June 2015 pursuant to an agreement between the Company and ACA Group, LLC, a compliance consulting firm. Mr. Cummins also currently serves as the Chief Compliance Officer of Oxford Square Management, Oxford Lane Capital Corp., Oxford Lane Management, LLC, Oxford Funds LLC, Oxford Gate Management, LLC, Oxford Park Income Fund, Inc., and Oxford Park Management. Mr. Cummins has been a director of ACA Group, LLC since June 2014 and in that capacity he also serves as the Chief Compliance Officer to one unaffiliated BDC and a private credit manager. Prior to joining ACA Group, LLC, Mr. Cummins was a consultant for Barclays Capital Inc. from 2012 to 2013, where he participated in numerous compliance projects on pricing and valuation, compliance assessments, and compliance policy and procedure development. Prior to his consulting work at Barclays, Mr. Cummins was from 2010 to 2011 the Chief Operating Officer and the Chief Compliance Officer for BroadArch Capital and from 2009 to 2011 the Chief Financial Officer and Chief Compliance Officer to its predecessor New Castle Funds, a long-short equity asset manager. Prior to that, Mr. Cummins spent 25 years at Bear Stearns Asset Management (BSAM), where he was a Managing Director and held senior compliance, controllers and operations risk positions. Mr. Cummins graduated with a B.A. in Mathematics from Fordham University.

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

Insider Trading Policy

Our insider trading policy (the “Insider Trading Policy”) governs the purchase, sale, and/or any other dispositions of our securities by directors, officers, employees and other covered persons and is designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. To the extent we engage in transactions in our securities, we do so in accordance with applicable laws.

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board implemented since the filing of our Proxy Statement for our 2024 Annual Meeting of Stockholders.

Audit Committee

The Audit Committee operates pursuant to a charter approved by our Board, a copy of which is available on our website at www.oxfordsquarecapital.com. The charter sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include recommending the selection of our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements and periodic filings, and receiving the audit reports covering our financial statements. The Audit Committee is presently composed of three persons: Messrs. Novak, Osherow and Stelljes, all of whom are considered independent under the rules promulgated by the NASDAQ Global Stock Market. Our Board has determined that Mr. Novak is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act. Messrs. Novak, Osherow and Stelljes each meet the current independence and experience requirements of Rule 10A-3 of the Exchange Act and, in addition, are each not an “interested person” of OXSQ as defined in Section 2(a)(19) of the 1940 Act. Mr. Osherow currently serves as Chairman of the Audit Committee. The Audit Committee met on four occasions during 2024.

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

The compensation of our Chief Financial Officer and Corporate Secretary is paid by our administrator, Oxford Funds, subject to reimbursement by us of an allocable portion of such compensation for services rendered by our Chief Financial Officer and Corporate Secretary to the Company. The allocable portion of such compensation that is reimbursed to Oxford Funds by us is based on an estimate of the time spent by our Chief Financial Officer and Corporate Secretary and other administrative personnel in performing their respective duties for us in accordance with the Administration Agreement. For the fiscal year ended December 31, 2024, we accrued approximately $747,000 for the allocable portion of compensation expenses incurred by Oxford Funds on our behalf for our Chief Financial Officer, our Treasurer and Controller, and other administrative support personnel, pursuant to our Administration Agreement with Oxford Funds. Mr. Cummins is a Director of ACA Group, LLC, and performs his functions as our Chief Compliance Officer under the terms of an agreement between us and ACA Group, LLC. For the fiscal year ended December 31, 2024, we accrued approximately $120,000 for the fees paid to ACA Group, LLC.

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

The following table sets forth compensation of our directors for the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash	All Other Compensation(2)	Total
Interested Directors
Jonathan H. Cohen	$—	—	$—
Charles M. Royce	$—	—	$—

Independent Directors(1)
Steven P. Novak	$155,000	—	$155,000
Barry Osherow	$130,000	—	$130,000
George Stelljes III	$132,500	—	$132,500

____________

(1)      For a discussion of the independent directors’ compensation, see above.

(2)      We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.

Compensation Committee

The Compensation Committee operates pursuant to a charter approved by our Board, a copy of which is available on our website at www.oxfordsquarecapital.com. The charter sets forth the responsibilities of the Compensation Committee. The Compensation Committee is responsible for annually reviewing and recommending for approval to our Board the Investment Advisory Agreement and the Administration Agreement. The Compensation Committee is also responsible for reviewing and approving the compensation of the Independent Directors, including the Chairman of the Board. In addition, although we do not directly compensate our executive officers currently, to the extent that we do so in the future, the Compensation Committee would also be responsible for reviewing and evaluating their compensation and making recommendations to the Board regarding their compensation. Lastly, the Compensation Committee would produce a report on our executive compensation practices and policies for inclusion in our proxy statement if required by applicable proxy rules and regulations and, if applicable, make recommendations to the Board on our executive compensation practices and policies. The Compensation Committee has the authority to engage compensation consultants and to delegate their duties and responsibilities to a member or to a subcommittee of the Compensation Committee. The Compensation Committee is presently composed of three persons: Messrs. Novak, Osherow and Stelljes, all of whom are considered independent under the rules of the NASDAQ Global Select Market and are not “interested persons” of Oxford Square Capital Corp. as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Novak serves as Chairman of the Compensation Committee. The Compensation Committee met one time during 2024.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2024 none of the Company’s executive officers served on the Board (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the Compensation Committee of the Company or on the Board of the Company. No current or past executive officers of the Company or its affiliates serve on the Company’s Compensation Committee.

Compensation Committee Report

Currently, none of our executive officers are compensated by the Company and as such the Compensation Committee is not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Timing of Grants of Options

The Company did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2024. Accordingly, the Company has nothing to report under Item 402(x) of Regulation S-K.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 27, 2025, the beneficial ownership of each director, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Class(2)
Interested Directors
Jonathan H. Cohen(3)	2,273,944	3.3%
Charles M. Royce(4)	2,127,470	3.0%

Independent Directors
Steven P. Novak(5)	30,001	*
Barry Osherow	1,863	*
George Stelljes III	34,000	*

Executive Officers
Saul B. Rosenthal(3)	2,058,231	2.9%
Bruce L. Rubin	10,949	*
Gerald Cummins	—	—
Executive Officers and Directors as a Group(6)	6,535,003	9.4%

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

(2)      Based on a total of 69,789,527 shares of our common stock issued and outstanding on February 27, 2025.

(3)      Includes approximately 1,455 shares held by Oxford Funds, which may be deemed to be beneficially owned by Messrs. Cohen and Rosenthal by virtue of their ownership interests therein.

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

(6)      The approximately 1,455 shares held by Oxford Funds, described in footnote 3 above, are included in the number of shares held by each of Mr. Cohen and Mr. Rosenthal, but are only counted once in the total held by the executive officers and directors as a group.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of February 27, 2025.

Name of Director	Dollar Range of Equity Securities Beneficially Owned(1)(2)
Interested Directors
Jonathan H. Cohen	Over $100,000
Charles M. Royce	Over $100,000

Independent Directors
Steven P. Novak	$50,001 – $100,000
Barry Osherow	$1 – $10,000
George Stelljes III	$50,001 – $100,000

____________

(1)      The dollar ranges are: None, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or Over $100,000.

(2)      The dollar range of equity securities beneficially owned in us is based on the closing price for our common stock of $2.80 on February 27, 2025 on the NASDAQ Global Select Market. Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

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

Item 14.     Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2024 and December 31, 2023. PricewaterhouseCoopers LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

For the years ended December 31, 2024 and December 31, 2023, the Company incurred the following fees for services provided by PricewaterhouseCoopers LLP including expenses:

	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023
Audit Fees	$947,995	$1,079,903
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees:	$947,995	$1,079,903

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

Pre-Approval Policy.

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to ensure that the provision of such service does not impair the auditor’s independence.

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

During the year ended December 31, 2024, the Audit Committee pre-approved 100% of non-audit services in accordance with the pre-approval policy described above.

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

10.8

Amended and Restated Equity Distribution Agreement, dated as of August 16, 2024, by and among Oxford Square Capital Corp., Oxford Square Management, LLC, Oxford Funds, LLC, Lucid Capital Markets, LLC and Ladenburg Thalmann & Co. Inc., as sales agents (Incorporated by reference to Registrant’s report on Form 8-K filed on August 16, 2024).

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to the Registrant’s report on Form 8-K, filed on March 2, 2017).
19.1	1940 Act Code of Ethics and Insider Trading Policy*
21.1	Subsidiaries of Registrant and jurisdiction of incorporation/organization: None
23.1	Consent of PricewaterhouseCoopers LLP*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.**
97.1	Oxford Square Capital Corp. Clawback Policy

____________

*        Filed herewith.

**      Furnished herewith.

c. Financial statement schedule

Item 16.     Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXFORD Square CAPITAL CORP.
Date: March 5, 2025	/s/ Jonathan H. Cohen
Jonathan H. Cohen Chief Executive Officer (Principal Executive Officer)
Date: March 5, 2025	/s/ Bruce L. Rubin
Bruce L. Rubin Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 5, 2025	/s/ Steven P. Novak
Steven P. Novak Chairman of the Board of Directors
Date: March 5, 2025	/s/ Jonathan H. Cohen
Jonathan H. Cohen Chief Executive Officer and Director (Principal Executive Officer)
Date: March 5, 2025	/s/ Barry Osherow
Barry Osherow Director
Date: March 5, 2025	/s/ Charles M. Royce
Charles M. Royce Director
Date: March 5, 2025	/s/ George Stelljes III
George Stelljes III Director