Form 10-Q
period 2025-03-31
Oxford Square Capital Corp.
filed 2025-05-01
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of April 29, 2025, was 71,374,969.

OXFORD SQUARE CAPITAL CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Non-affiliated/non-control investments (cost: $342,775,122 and $358,356,496, respectively)	$239,291,367	$256,238,759
Affiliated investments (cost: $16,814,586 and $16,836,822, respectively)	3,890,986	4,614,100
Cash and cash equivalents	37,252,672	34,926,468
Interest and distributions receivable	2,426,368	2,724,049
Securities sold not settled	1,589,875	—
Other assets	1,039,370	1,227,598
Total assets	$285,490,638	$299,730,974
LIABILITIES
Notes payable – 6.25% Unsecured Notes, net of deferred issuance costs of $252,321 and $309,812, respectively	$44,538,429	$44,480,938
Notes payable – 5.50% Unsecured Notes, net of deferred issuance costs of $1,286,553 and $1,381,619 respectively	79,213,447	79,118,381
Securities purchased not settled	9,516,875	12,027,463
Base Fee and Net Investment Income Incentive Fee payable to affiliate	1,058,784	1,215,964
Accrued interest payable	1,204,487	1,204,487
Accrued expenses	1,076,306	1,018,261
Total liabilities	136,608,328	139,065,494
COMMITMENTS AND CONTINGENCIES (Note 13)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized; 71,187,166 and 69,758,938 shares issued and outstanding, respectively	711,872	697,590
Capital in excess of par value	491,617,243	487,943,476
Total distributable earnings/(accumulated losses)	(343,446,805)	(327,975,586)
Total net assets	148,882,310	160,665,480
Total liabilities and net assets	$285,490,638	$299,730,974
Net asset value per common share	$2.09	$2.30

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited)
March 31, 2025

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Senior Secured Notes
Business Services
Access CIG, LLC
first lien senior secured notes, 8.54% (SOFR + 4.25%), (0.50% floor) due August 18, 2028(4)(5)(6)(14)(30)	January 18, 2024	$10,097,016	$10,139,674	$10,097,016

Convergint Technologies, LLC
second lien senior secured notes, 11.19% (SOFR + 6.75%), (0.75% floor) due March 29, 2029(4)(5)(14)(25)	March 18, 2021	11,000,000	10,984,400	10,890,000

Nielsen Consumer, LLC
first lien senior secured notes, 7.82% (SOFR + 3.50%), (0.50% floor) due March 6, 2028(4)(5)(14)(25)	July 8, 2024	9,975,000	9,964,417	9,930,113

Verifone Systems, Inc.
first lien senior secured notes, 9.94% (SOFR + 5.50%), (0.00% floor) due August 20, 2028(4)(5)(14)(30)	March 28, 2025	13,229,081	11,960,672	11,885,932
Total Business Services			$43,049,163	$42,803,061	28.7%

Food and Beverage
Shearer’s Foods, LLC
first lien senior secured notes, 7.57% (SOFR + 3.25%), (0.00% floor) due January 31, 2031(4)(5)(6)(14)(25)	January 31, 2024	$9,925,125	$9,953,175	$9,844,533
Total Food and Beverage			$9,953,175	$9,844,533	6.6%

Healthcare
HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)
first lien senior secured notes, 8.82% (SOFR + 4.50%), (0.00% floor) due April 3, 2025(4)(5)(6)(25)	January 15, 2021	$8,523,834	$8,523,351	$6,495,162

Performance Health Inc.
first lien senior secured notes, 7.95% (SOFR + 3.75%), (0.00% floor) due March 19, 2032(4)(30)	March 24, 2025	5,000,000	5,000,000	4,962,500

Viant Medical Holdings, Inc.
first lien senior secured notes, 8.32% (SOFR + 4.00%), (0.00% floor) due October 29, 2031(4)(5)(6)(25)	October 16, 2024	5,985,000	5,958,267	5,992,481
Total Healthcare			$19,481,618	$17,450,143	11.7%

Industrials
Highline Aftermarket, LLC
first lien senior secured notes, 7.82% (SOFR + 3.50%), (0.75% floor) due February 19, 2030(4)(5)(25)	February 13, 2025	$5,985,000	$5,992,769	$5,962,556

Michael Baker International, Inc.
first lien senior secured notes, 8.32% (SOFR + 4.00%), (0.75% floor) due December 1, 2028(4)(5)(14)(25)	May 22, 2024	9,925,000	9,976,989	9,891,950

(continued on next page)

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited) — (continued)
March 31, 2025

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Senior Secured Notes – (continued)
Industrials – (continued)
Pro Mach Inc.
first lien senior secured notes, 7.07% (SOFR + 2.75%), (0.00% floor) due August 31, 2028(4)(5)(6)(25)	October 10, 2024	$5,985,000	$6,019,726	$5,977,519
Total Industrials			$21,989,484	$21,832,025	14.7%

Materials
Veritiv Operating Corp.
first lien senior secured notes, 8.30% (SOFR + 4.00%), (0.75% floor) due November 30, 2030(4)(5)(30)	December 6, 2024	$5,984,962	$6,005,269	$5,947,556
Total Materials			$6,005,269	$5,947,556	4.0%

Software
Dodge Data & Analytics, LLC
first lien first out senior secured notes, 10.72% (SOFR + 6.25%), (0.50% floor) due January 31, 2029(4)(5)(6)(14)(21)(30)	November 14, 2024	$2,192,308	$2,162,211	$2,181,346
first lien second out senior secured notes, 9.22% (SOFR + 4.75%), (0.50% floor) due February 28, 2029(4)(5)(6)(14)(21)(30)	November 14, 2024	3,040,197	2,472,440	2,515,763
second lien senior secured notes, 12.87% (SOFR + 8.25%) PIK, (0.50% floor) due March 31, 2029(3)(4)(5)(14)(21)(30)	November 14, 2024	15,477,329	6,926,483	6,190,932

Help/Systems Holdings, Inc.
first lien senior secured notes, 8.39% (SOFR + 4.00%), (0.75% floor) due November 19, 2026(4)(5)(6)(14)(30)	October 6, 2022	4,389,625	4,255,458	4,016,507
second lien senior secured notes, 11.14% (SOFR + 6.75%), (0.75% floor) due November 19, 2027(4)(5)(14)(30)	October 14, 2021	8,000,000	8,001,968	5,600,000

Kofax, Inc.
first lien senior secured notes, 9.64% (SOFR + 5.25%), (0.50% floor) due July 20, 2029(4)(5)(6)(14)(30)	February 1, 2023	9,831,868	9,281,431	8,486,180

McAfee Enterprise, LLC (f/k/a Magenta Buyer, LLC)
first lien first out senior secured notes, 11.30% (SOFR + 6.75%), (0.75% floor) due July 27, 2028(4)(5)(29)(30)	August 14, 2024	234,573	210,865	212,289
first lien second out senior secured notes, 11.55% (SOFR + 7.00%) (0.75% floor) due July 27, 2028(4)(5)(29)(30)	August 14, 2024	1,307,852	949,623	676,813
first lien third out senior secured notes, 6.05% (SOFR + 1.50%) cash, 5.50% PIK, (0.75% floor) due July 27, 2028(3)(4)(5)(29)(30)	August 14, 2024	10,044,695	2,823,519	3,013,409

RSA Security, LLC
second lien senior secured notes, 12.30% (SOFR + 7.75%), (0.75% floor) due April 27, 2029(4)(5)(30)	April 16, 2021	15,000,000	14,838,731	5,531,250

(continued on next page)

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited) — (continued)
March 31, 2025

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Senior Secured Notes – (continued)
Software – (continued)
Smartronix, LLC
first lien senior secured notes, 8.80% (SOFR + 4.50%), (0.75% floor) due January 29, 2032(4)(5)(30)	February 6, 2025	$5,000,000	$5,012,054	$4,987,500
Total Software			$56,934,783	$43,411,989	29.2%

Telecommunication Services
ConvergeOne Holdings, Inc.
first lien senior secured notes, 10.07% (SOFR + 5.75%), (0.00% floor) due June 4, 2030(4)(5)(16)(30)	June 4, 2024	$934,808	$895,421	$602,951

Global Tel Link Corp.
first lien senior secured notes, 11.82% (SOFR + 7.50%), (3.00% floor) due August 6, 2029(4)(5)(25)	July 29, 2024	5,472,500	5,275,142	5,445,138
Total Telecommunication Services			$6,170,563	$6,048,089	4.1%
Total Senior Secured Notes			$163,584,055	$147,337,396	99.0%

Collateralized Loan Obligation – Equity Investments
Structured Finance
Allegro CLO XII, Ltd.
CLO subordinated notes, estimated yield 19.71% due July 21, 2037(9)(11)(12)(18)(24)	August 21, 2024	$3,000,000	$1,923,642	$1,710,000

Ares XLIV CLO Ltd.
CLO subordinated notes, estimated yield 28.27% due April 15, 2034(9)(11)(12)(18)(24)	December 15, 2023	5,000,000	1,390,271	1,049,695

Atlas Senior Loan Fund XI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 26, 2031(9)(11)(12)(18)(24)(28)	April 5, 2019	5,725,000	1,662,955	458,000

Bain Capital Credit CLO 2017-2, Ltd.
CLO subordinated notes, estimated yield 18.26% due July 25, 2037(9)(11)(12)(18)(24)	January 17, 2024	3,086,500	1,818,775	1,543,250

BlueMountain CLO 2014-2 Ltd.
CLO subordinated notes, estimated yield 0.00% due October 20, 2030(9)(11)(12)(18)(28)	April 3, 2019	6,374,000	594,302	286,830

BlueMountain CLO XXXI Ltd.
CLO subordinated notes, estimated yield 25.04% due April 19, 2034(9)(11)(12)(18)(24)	April 16, 2024	12,075,000	6,985,876	4,520,880

Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 18, 2029(9)(11)(12)(15)(18)(24)(28)	March 19, 2013	6,250,000	544,329	6,875

Carlyle Global Market Strategies CLO 2021-6, Ltd.
CLO subordinated notes, estimated yield 6.94% due January 15, 2038(9)(11)(12)(14)(18)	June 30, 2021	29,600,000	19,105,487	15,688,000

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 8.15% due April 20, 2034(9)(11)(12)(13)(18)(26)	October 23, 2013	18,000,000	10,834,464	6,717,858

(continued on next page)

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited) — (continued)
March 31, 2025

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 13.48% due April 20, 2034(9)(11)(12)(18)	May 15, 2017	$7,700,000	$5,700,820	$3,696,000

CIFC Funding 2014-3, Ltd.
CLO subordinated notes, estimated yield 0.00% due March 31, 2038(9)(11)(12)(18)(24)(28)	January 24, 2017	1,000,000	1,987,312	600,000

Dryden 43 Senior Loan Fund
CLO subordinated notes, estimated yield 9.18% due April 20, 2034(9)(11)(12)(14)(18)	June 1, 2021	47,263,000	24,564,356	14,178,900

Gulf Stream Meridian 4 Ltd.
CLO subordinated notes, estimated yield 17.10% due October 15, 2039(9)(11)(12)(18)(24)	November 15, 2023	6,625,000	3,507,916	3,025,950

Madison Park Funding XVIII, Ltd.
CLO subordinated notes, estimated yield 20.64% due October 21, 2030(9)(11)(12)(18)(24)	May 22, 2020	12,500,000	3,042,782	2,812,500

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 16.06% due January 22, 2037(9)(11)(12)(18)(24)	May 11, 2016	5,422,500	2,374,971	2,060,550

OCP CLO 2024-37, Ltd.
CLO subordinated notes, estimated yield 17.69% due October 15, 2037(9)(11)(12)(14)(18)(24)	September 27, 2024	27,035,000	23,784,769	21,628,000

Octagon Investment Partners 49, Ltd.
CLO subordinated notes, estimated yield 13.43% due April 15, 2037(9)(11)(12)(13)(14)(18)(26)	December 11, 2020	26,375,000	16,232,171	10,524,774

Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 25, 2030(9)(11)(12)(18)(28)	August 1, 2018	45,500,000	19,023,511	455,000

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 17, 2026(9)(11)(12)(18)(24)(28)	January 25, 2013	14,447,790	6,207,075	1,445

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 17, 2028(9)(11)(12)(18)(28)	April 11, 2014	28,500,000	18,179,226	2,850

Venture XVII, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(24)(28)	January 27, 2017	6,200,000	2,321,562	620

Venture XX, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(15)(18)(24)(28)	July 27, 2018	3,000,000	332,779	—

Venture 35 CLO, Limited
CLO subordinated notes, estimated yield 0.00% due October 22, 2031(9)(11)(12)(18)(28)	December 7, 2020	5,000,000	652,222	300,000

(continued on next page)

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited) — (continued)
March 31, 2025

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 15, 2029(9)(11)(12)(13)(18)(26)(28)	May 3, 2017	$10,500,000	$5,069,892	$63,456
Total Structured Finance			$177,841,465	$91,331,433	61.3%
Total Collateralized Loan Obligation – Equity Investments			$177,841,465	$91,331,433	61.3%

Common Stock
IT Consulting
UniTek Global Services, Inc.
common equity(7)(27)	January 13, 2015	1,244,188	$684,960	$—
Total IT Consulting			$684,960	$—	0.0%

Telecommunication Services
ConvergeOne Holdings, Inc.
common equity(7)(22)	May 8, 2024	95,775	$1,349,602	$622,538
Total Telecommunication Services			$1,349,602	$622,538	0.4%
Total Common Stock			$2,034,562	$622,538	0.4%

Warrants
Healthcare
Careismatic Brands, Inc. (f/k/a New Trojan Parent, Inc.)
common equity warrants (June 2029 expiry, $119.80 strike)(16)	June 13, 2024	62,157	$—	$—
Total Healthcare			$—	$—	0.0%
Total Warrants			$—	$—	0.0%

Preferred Stock
IT Consulting
UniTek Global Services, Inc.
Series B Preferred Stock(17)((27)	June 26, 2019	21,427,212	$9,002,159	$—
Series B Senior Preferred Stock(17)((27)	June 26, 2019	12,080,847	4,535,443	—
Series B Super Senior Preferred Stock(3)(17)(23)(27)	June 26, 2019	6,792,922	2,592,024	3,890,986
Total IT Consulting			$16,129,626	$3,890,986	2.6%
Total Preferred Equity			$16,129,626	$3,890,986	2.6%

Total Investments in Securities(8)			$359,589,708	$243,182,353	163.3%

Cash Equivalents
First American Government Obligations Fund – Class Z Shares, 4.23%(14)(19)		36,977,602	$36,977,602	$36,977,602
Total Cash Equivalents			$36,977,602	$36,977,602	24.8%
Total Investments in Securities and Cash Equivalents			$396,567,310	$280,159,955	188.1%

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

(3)      As of March 31, 2025, the portfolio includes approximately $25.5 million of principal amount of debt investments and 6,792,922 shares of preferred stock investments which contain an active payment-in-kind (“PIK”) provision.

(continued on next page)

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited) — (continued)
March 31, 2025

(4)      Notes bear interest at variable rates and are subject to an interest rate floor where disclosed. The rate disclosed is as of March 31, 2025.

(5)      Cost value reflects accretion of original issue discount or market discount, or amortization of premium.

(6)      Cost value reflects repayment of principal.

(7)      Common stock and warrant investments were non-income producing as of March 31, 2025.

(8)      Aggregate gross unrealized appreciation for U.S. federal income tax purposes is $1,756,944; aggregate gross unrealized depreciation for U.S. federal income tax purposes is $138,088,576. Net unrealized depreciation is $136,331,632 based upon an estimated tax cost basis of $379,513,985 as of March 31, 2025.

(9)      Cost reflects accretion of effective yield less any cash distributions received or entitled to be received from collateralized loan obligation (“CLO”) equity investments.

(10)    Totals may not sum due to rounding.

(11)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may include CLO equity side letter related investments within CLO equity subordinated notes line items, and those side letter related investments may represent qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2025, the Company held qualifying assets that represented 67.1% of its total assets.

(12)    Investment not domiciled in the United States.

(13)    Fair value includes the Company’s interest in subordinated fee notes and represents discounted cash flows associated with fees earned from CLO equity investments.

(14)    Aggregate investments represent greater than 5% of net assets.

(15)    The CLO equity investment was optionally redeemed. Expected value of residual distributions, once received, is anticipated to be recognized as return of capital, pending any remaining amortized cost, and/or realized gain for any amounts received in excess of such amortized cost.

(16)    On June 13, 2024, Careismatic Brands, LLC completed a recapitalization, by which the Company exchanged $12,000,000 of principal in the second lien senior secured notes for 62,157 warrants to buy common stock, as well as a nominal amount of cash that the Company estimates will be approximately $68,000. This amount is included in “Other assets” on the Statements of Assets and Liabilities as of March 31, 2025.

(17)    As of March 31, 2025, this preferred equity investment was on non-accrual status and no dividend income has been recognized on this investment during the three months ended March 31, 2025. The aggregate fair value of these investments was approximately $3.9 million.

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

(19)    Represents cash equivalents held in a money market fund as of March 31, 2025.

(20)    The fair value of the investment was determined using significant unobservable inputs. See “Note 4. Fair Value.”

(21)    On November 14, 2024, Dodge Data & Analytics, LLC completed a recapitalization, by which the Company was assigned principal in new first lien first out senior secured notes and new first lien second out senior secured notes for its interest in the first lien senior secured notes and was assigned a new tranche of second lien senior secured notes for its interest in the second lien senior secured notes. The Company exchanged $4,887,500 of principal in the former first lien senior secured notes for approximately $1,098,901 principal of the first lien first out senior secured notes and approximately $3,055,474 principal of the first lien second out senior secured notes. The Company exchanged $15,000,000 of principal in the former second lien senior secured notes for $15,000,000 of principal in the new second lien senior secured notes, which currently pays all of its interest as PIK, however, there is a cash option, subject to the net leverage ratio of the first lien senior secured notes. In addition, the Company also purchased an additional $1,098,901 of principal of the first lien first out senior secured notes as part of the restructuring.

(continued on next page)

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited) — (continued)
March 31, 2025

(22)    On June 4, 2024, ConvergeOne Holdings, Inc. completed a recapitalization, by which the Company exchanged approximately $5,239,634 of principal in the first lien senior secured notes for approximately $934,808 of principal in new first lien senior secured notes and rights to buy 48,048 shares of common stock (which the Company elected to purchase). The Company also exchanged $15,000,000 of principal in the second lien senior secured notes for 47,727 shares of common stock.

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

(26)    Cost value reflects amortization.

(27)    These investments are deemed to be an “affiliate,” as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned more than 25% of its voting securities and would be an “affiliate” of a portfolio company if we owned between 5% and 25% of its voting securities. We do not “control” any of our portfolio companies. Fair value as of March 31, 2025 and December 31, 2024 along with transactions during the three months ended March 31, 2025 in these affiliated investments are as follows:

Name of Issuer	Title of Issue	Amount of Interest or Dividends Credited to Income(a)	Fair Value as of December 31, 2024	Net Realized Gains	Gross Additions(b)	Gross Reductions(c)	Net Change in Unrealized Depreciation	Fair Value as of March 31, 2025
AFFILIATED INVESTMENT:
Unitek Global Services, Inc.	Common Stock	$—	$—	$—	$—	$—	$—	$—
	Series B Preferred Stock	—	—	—	—	—	—	—
	Series B Senior Preferred Stock	—	—	—	—	—	—	—
	Series B Super Senior Preferred Stock	—	4,614,100	444,724	—	(466,960)	(700,878)	3,890,986
Total Affiliated Investment		—	4,614,100	444,724	—	(466,960)	(700,878)	3,890,986
Total Control Investment		—	—	—	—	—	—	—
TOTAL CONTROL AND AFFILIATED INVESTMENTS		$—	$4,614,100	$444,724	$—	$(466,960)	$(700,878)	$3,890,986

____________

(a)      Represents the total amount of interest or distributions credited to income for the portion of the period an investment was an affiliate investment.

(b)      Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees. For the three months ended March 31, 2025, a total of approximately $323,000 of paid-in-kind dividends were entitled to be received yet deemed uncollectible

(c)      Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs.

(28)    As of March 31, 2025, the effective yield has been estimated to be 0%. The aggregate projected amount of future recurring distributions and terminal principal payment is less than the amortized investment cost.

(29)    On August 14, 2024, McAfee Enterprise, LLC (f/k/a Magenta Buyer, LLC) completed a recapitalization, by which the Company was assigned new tranches of a new first lien senior secured notes in exchange for its interests in the first and second lien senior secured notes. The Company exchanged $1,954,774 of principal in the former first lien senior secured notes for $234,573 of the first lien first out senior secured notes, $297,126 of the first lien second out senior secured notes, and $1,032,121 of the first lien third out senior secured notes. The Company exchanged $14,968,714 of principal in the former second lien senior secured notes for $972,966 of the first lien second out senior secured notes and $8,756,698 of the first lien third out senior secured notes. All tranches have characteristics of a traditional first lien senior secured loan, however, the first out, second out, and third out tranches are given priority with respect to payments of principal in that respective order.

(30)    The principal balance outstanding for this debt investment, in whole or in part, is indexed to 90-day SOFR.

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS
December 31, 2024

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Senior Secured Notes
Aerospace and Defense
Kaman Corporation
first lien senior secured notes, 7.99% (SOFR + 3.50%), (0.00% floor) due April 21, 2031(4)(5)(6)(30)	October 28, 2024	$5,985,000	$6,022,406	$6,022,406
Total Aerospace and Defense			$6,022,406	$6,022,406	3.7%

Business Services
Access CIG, LLC
first lien senior secured notes, 9.59% (SOFR + 5.00%), (0.50% floor) due August 18, 2028(4)(5)(6)(14)(30)	January 18, 2024	$10,122,643	$10,166,166	$10,223,869

Convergint Technologies, LLC
second lien senior secured notes, 11.22% (SOFR + 6.75%), (0.75% floor) due March 29, 2029(4)(5)(14)(25)	March 18, 2021	11,000,000	10,977,867	10,917,500

Nielsen Consumer, LLC
first lien senior secured notes, 9.11% (SOFR + 4.75%), (0.50% floor) due March 6, 2028(4)(5)(14)(25)	July 8, 2024	9,975,000	9,962,438	10,049,813

Premiere Global Services, Inc.
replacement revolver, 13.00% (Prime Rate + 5.50%), (1.00% floor) due April 7, 2023(4)(5)(17)(28)(29)	October 1, 2019	2,452,012	2,378,999	487,212

Verifone Systems, Inc.
first lien senior secured notes, 8.78% (SOFR + 4.00%), (0.00% floor) due August 20, 2025(4)(5)(6)(14)(30)	August 9, 2018	14,760,146	14,593,903	13,837,637
Total Business Services			$48,079,373	$45,516,031	28.3%

Food and Beverage
Shearer’s Foods, LLC
first lien senior secured notes, 7.61% (SOFR + 3.25%), (0.00% floor) due January 31, 2031(4)(5)(6)(14)(25)	January 31, 2024	$9,950,063	$9,977,025	$9,950,063
Total Food and Beverage			$9,977,025	$9,950,063	6.2%

Healthcare
HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)
first lien senior secured notes, 9.67% (SOFR + 4.50%), (0.00% floor) due April 3, 2025(4)(5)(6)(14)(34)	October 31, 2018	$18,553,349	$18,519,053	$12,801,811

Viant Medical Holdings, Inc.
first lien senior secured notes, 8.60% (SOFR + 4.00%), (0.00% floor) due October 16, 2031(4)(5)(6)(25)	October 16, 2024	6,000,000	5,970,224	6,060,000
Total Healthcare			$24,489,277	$18,861,811	11.7%

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

(3)      As of December 31, 2024, the portfolio includes approximately $33.5 million of principal amount of debt investments and 40,444,469 shares of preferred stock investments which contain an active PIK provision.

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

_________

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

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$5,534,755	$6,421,047
Income from securitization vehicles and investments	3,956,053	3,932,374
Other income	670,242	324,003
Total investment income from non-affiliated/non-control investments	10,161,050	10,677,424
Total investment income	10,161,050	10,677,424
EXPENSES
Interest expense	1,959,287	1,960,982
Base Fee	1,058,785	987,816
Professional fees	323,452	311,747
Compensation expense	239,577	206,898
General and administrative	355,259	346,625
Excise tax	120,816	325,800
Total expenses before incentive fees	4,057,176	4,139,868
Net Investment Income Incentive Fees	—	—
Total incentive fees	—	—
Total expenses	4,057,176	4,139,868
Net investment income	6,103,874	6,537,556
NET UNREALIZED (DEPRECIATION)/APPRECIATION AND REALIZED LOSSES ON INVESTMENT TRANSACTIONS
Net change in unrealized (depreciation)/appreciation on investments:
Non-Affiliate/non-control investments	(1,366,018)	145,111
Affiliated investments	(700,878)	(356,117)
Total net change in unrealized depreciation on investments	(2,066,896)	(211,006)
Net realized losses:
Non-affiliated/non-control investments	(12,158,495)	(8,094,940)
Total net realized losses	(12,158,495)	(8,094,940)
Net decrease in net assets resulting from operations	$(8,121,517)	$(1,768,390)
Net increase in net assets resulting from net investment income per common share (Basic and Diluted):	$0.09	$0.11
Net decrease in net assets resulting from operations per common share (Basic and Diluted):	$(0.12)	$(0.03)
Weighted average shares of common stock outstanding (Basic and Diluted):	69,984,752	59,639,285
Distributions per share	$0.105	$0.105

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Decrease in net assets from operations:
Net investment income	$6,103,874	$6,537,556
Net change in unrealized depreciation on investments	(2,066,896)	(211,006)
Net realized losses	(12,158,495)	(8,094,940)
Net decrease in net assets resulting from operations	(8,121,517)	(1,768,390)
Distributions to stockholders
Distributions from net investment income	(7,349,702)	(6,263,108)
Tax return of capital distributions	—	—
Total distributions to stockholders	(7,349,702)	(6,263,108)

Capital share transactions:
Issuance of common stock (net of underwriting fees and offering costs of $108,958 and $9,493, respectively)	3,464,649	923,460
Reinvestment of distributions	223,400	139,236
Net increase in net assets from capital share transactions	3,688,049	1,062,696
Total decrease in net assets	(11,783,170)	(6,968,802)
Net assets at beginning of period	160,665,480	151,308,625
Net assets at end of period	$148,882,310	$144,339,823

Capital share activity:
Shares issued	1,341,138	324,122
Shares issued from reinvestment of distributions	87,090	47,743
Net increase in capital share activity	1,428,228	371,865

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(8,121,517)	$(1,768,390)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Accretion of discounts on investments	(870,249)	(302,275)
Accretion of discounts on notes payable and deferred debt issuance costs	152,557	154,252
PIK income	(839,332)	(13,572)
Purchases of investments	(18,529,963)	(8,101,869)
Repayments of principal	8,684,540	17,914,419
Proceeds from the sale of investments	9,177,794	1,390,625
Net realized losses on investments	12,158,495	8,094,940
Reductions to CLO equity cost value	1,721,862	838,607
Net change in unrealized depreciation on investments	2,066,896	211,006
Decrease in interest and distributions receivable	297,681	1,361,248
Decrease in other assets	188,228	150,260
Decrease in Base Fee and Net Investment Income Incentive Fee payable	(157,180)	(24,573)
Increase in accrued expenses	58,045	389,303
Net cash provided by operating activities	5,987,857	20,293,981

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid (net of stock issued under distribution reinvestment plan of $223,400 and $139,236, respectively, and distributions payable of $- and $72,568, respectively)	(7,126,302)	(6,051,304)
Proceeds from issuance of common stock	3,573,607	932,953
Underwriting fees and offering costs for the issuance of common stock	(108,958)	(9,493)
Net cash used in financing activities	(3,661,653)	(5,127,844)
Net increase in cash and cash equivalents	2,326,204	15,166,137
Cash and cash equivalents, beginning of period	34,926,468	5,740,553
Cash and cash equivalents, end of period	$37,252,672	$20,906,690

NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with distribution reinvestment plan	$223,400	$139,236
Distributions payable	$—	$72,568
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,806,730	$1,806,730
Securities sold not settled	$1,589,875	$—
Securities purchased not settled	$9,516,875	$3,997,500

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim financial statements of Oxford Square Capital Corp. (“OXSQ” or the “Company”), are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of the results for the interim period included herein. The current period’s results of operations are not necessarily indicative of results that may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on March 5, 2025.

NOTE 2. ORGANIZATION

The Company was incorporated under the General Corporation Laws of the State of Maryland (“MGCL”) on July 21, 2003 and is a closed-end investment company. The Company has elected to be regulated as a business development company (“BDC”) under the 1940 Act. In addition, the Company has elected to be treated for tax purposes as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with its 2003 taxable year. The Company’s investment objective is to maximize its total return, by investing primarily in corporate debt securities and, to a lesser extent, CLOs, which are structured finance investments that own corporate debt securities.

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
March 31, 2025
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

INVESTMENT VALUATION

The Company’s Board of Directors determines the fair value of the Company’s investments in accordance with the provisions of ASC 820, Fair Value Measurement (“ASC 820”) and Rule 2a-5 under the 1940 Act (“Rule 2a-5”). Estimates made in the preparation of the Company’s financial statements include the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. The Company believes that there is no single definitive method for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments the Company makes. The Board of Directors values the Company’s investments for which market quotations are not readily available at fair value as determined in good faith by the Board of Directors on at least a quarterly basis. ASC 820 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, all of the Company’s investments are based upon Level 3 inputs as of March 31, 2025 and December 31, 2024.

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
March 31, 2025
(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Syndicated Loans (Including Senior Secured Notes)

In accordance with ASC 820, the Company’s valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace from which the Company obtains indicative bid quotes for purposes of determining the fair value of its syndicated loan investments has shown attributes of illiquidity as described by ASC 820. During such periods of illiquidity, when the Company believes that the non-binding indicative bids received from agent banks for certain syndicated loan investments that it owns may not be determinative of their fair value, or when no market indicative quote is available, the Company has and may continue to engage third-party valuation firms to provide assistance in valuing certain syndicated investments that the Company owns. The third-party valuation firms may use the income or market approach in arriving at a valuation. Unobservable inputs utilized could include discount rates derived from estimated credit spreads and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples. In addition, Oxford Square Management analyzes each syndicated loan by reviewing the portfolio company’s financial statements, covenant compliance and recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Company’s Valuation Committee (the “Valuation Committee”) to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases, the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms, if any. When we receive warrants or other equity securities at nominal or no additional cost in connection with a new syndicated loan investment, or due to a restructuring of an existing investment, the cost basis in the new investments will be allocated between the new debt securities and any such warrants or other equity securities received at the time of origination/restructuring. These investments may be subsequently valued using a multitude of methods, including, but not limited to, intrinsic value methods, Black-Scholes models, and Monte Carlo option pricing models. All information is presented to the Board for its determination of fair value of these investments.

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
March 31, 2025
(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Bilateral Investments (Including Equity)

Bilateral investments (as defined below) for which market quotations are readily available are valued by an independent pricing agent or market maker. If such market quotations are not readily available, under the valuation procedures approved by the Board, upon the recommendation of the Valuation Committee, a third-party valuation firm will prepare valuations for each of the Company’s bilateral investments that, when combined with all other investments in the same portfolio company, have a value as of the previous quarter of greater than or equal to 2.0% of its total assets as of the previous quarter. In addition, in those instances where a third-party valuation is prepared for a portfolio investment which meets the parameters noted above, the frequency of those third-party valuations is based upon the grade assigned to each such security under its credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. Bilateral investments which do not meet the parameters above are not required to have a third-party valuation and, in those instances, a valuation analysis will be prepared by Oxford Square Management. All information is presented to the Board for its determination of fair value of these investments.

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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of March 31, 2025, the Company had no debt investments that were on non-accrual status. As of December 31, 2024, the Company had one debt investment that was on non-accrual status.

Interest income also includes a payment-in-kind (“PIK”) component on certain investments in the Company’s portfolio. Refer to the section below, “Payment-In-Kind,” for a description of PIK income and its impact on interest income.

Payment-In-Kind

The Company has debt and preferred stock investments in its portfolio that contain contractual PIK provisions. PIK interest and preferred stock dividends are computed at their contractual rates and are accrued into income and recorded as interest and dividend income, respectively. The PIK amounts are added to the principal balances on the capitalization dates. Upon capitalization, the PIK portions of the investments are valued at their respective fair values. If the Company believes that PIK is not fully expected to be realized, the PIK investment would be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends would be reversed from the related receivable through interest or dividend income, respectively. PIK investments on

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

non-accrual status are restored to accrual status once it becomes probable that such PIK will be ultimately collectible in cash. For the three months ended March 31, 2025, approximately $708,000 of PIK was recognized as interest income and approximately $131,000 of PIK was recognized as other income. For the three months ended March 31, 2024, approximately $14,000 of PIK was recognized as interest income. For the three months ended March 31, 2025 and 2024, the Company did not recognize PIK dividend income on its preferred stock investments.

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

The Company also records income on its investments in CLO warehouse facilities based on a stated rate per the underlying note purchase agreement plus accrued interest or, if there is no stated rate, then an estimated rate is calculated using a base case model projecting the timing of the ramp-up of the CLO warehouse facility. For the three months ended March 31, 2025 and 2024, no income was recognized related to CLO warehouse facilities. As of March 31, 2025 and December 31, 2024, the Company did not hold any investments in CLO warehouse facilities.

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

Preferred Stock Dividends

The Company holds preferred stock investments in its portfolio that contain cumulative preferred dividends that accumulate quarterly. The Company will generally record cumulative preferred dividends as investment income when they are received or declared by the portfolio company’s board of directors or upon any voluntary or involuntary liquidation, dissolution or winding up of the portfolio company, and are collectible. There were no cumulative preferred dividends recorded as dividend income during the three months ended March 31, 2025 and 2024, as the Company deemed them to be uncollectible.

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
March 31, 2025
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

The Company recognizes the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained, assuming examination by tax authorities. Through March 31, 2025, management has analyzed the Company’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions expected to be taken in the Company’s 2024 or 2025 tax returns. The Company identifies its major tax jurisdictions as U.S. Federal and the state of Connecticut. The Company did not have any uncertain tax positions that met the recognition measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company files tax returns with the Internal Revenue Service and the state of Connecticut. Generally, each of the tax returns filed in the three-year period ended March 31, 2025 remains subject to examination by taxing authorities.

For tax purposes, the cost basis of the portfolio investments as of March 31, 2025 and December 31, 2024, was approximately $379,513,985 and $393,395,734, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2025
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

NOTE 4. FAIR VALUE

The Company’s assets measured at fair value by investment type on a recurring basis as of March 31, 2025 were as follows:

	Fair Value Measurements at Reporting Date Using			Total
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior Secured Notes	$—	$—	$147.3	$147.3
CLO Equity	—	—	91.3	91.3
Equity and Other Investments	—	—	4.5	4.5
Total Investments at fair value(1)	—	—	243.2	243.2
Cash equivalents	37.0	—	—	37.0
Total assets at fair value	$37.0	$—	$243.2	$280.2

____________

(1)      Totals may not sum due to rounding

The Company’s assets measured at fair value by investment type on a recurring basis as of December 31, 2024 were as follows:

	Fair Value Measurements at Reporting Date Using			Total
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior Secured Notes	$—	$—	$150.7	$150.7
CLO Equity	—	—	104.6	104.6
Equity and Other Investments	—	—	5.6	5.6
Total Investments at fair value	—	—	260.9	260.9
Cash equivalents	34.4	—	—	34.4
Total assets at fair value	$34.4	$—	$260.9	$295.3

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

NOTE 4. FAIR VALUE (cont.)

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2025 and December 31, 2024, respectively. The Company’s Valuation Policy, which was previously approved by the Board, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or Oxford Square Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional analysis will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the tables below are based on fair values for all debt related calculations and CLO equity.

	Quantitative Information about Level 3 Fair Value Measurements			Range/Weighted Average(1)	Impact to Fair Value from an Increase in Input(2)
Assets ($ in millions)	Fair Value as of March 31, 2025	Valuation Techniques/ Methodologies	Unobservable Input
Senior Secured Notes	$147.3	Market quotes	NBIB(3)	30.0% – 100.1%/80.7%	NA
CLO equity	90.4	Market quotes	NBIB(3)	0.0% – 80.0%/27.6%	NA
	0.9	Discounted cash flow(5)	Discount rate(6)	5.3% – 19.5%/19.3%	Decrease
	0.0	Liquidation Net Asset Value(9)	NBIB(3)	0.0% – 0.1%/0.1%	NA
Equity/Other	0.6	Market quotes	NBIB(3)	$6.50/ncm(4)	Increase
Investments	3.9	Enterprise value(7)	LTM EBITDA(8)	$34.0 million/ncm(4)	Increase
			Market multiples(8)	7.8x – 8.8x/8.3x	Increase
Total Fair Value for Level 3 Investments(10)	$243.2

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
March 31, 2025
(Unaudited)

NOTE 4. FAIR VALUE (cont.)

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
March 31, 2025
(Unaudited)

NOTE 4. FAIR VALUE (cont.)

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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2025, and the level of each financial liability within the fair value hierarchy:

($ in millions)	Carrying Value(1)	Fair Value(2)	Level 1	Level 2	Level 3
6.25% Unsecured Notes	$44.5	44.7	—	44.7	—
5.50% Unsecured Notes	79.2	75.2	—	75.2	—
Total(3)	$123.8	$120.0	$—	$120.0	$—

____________

(1)      Carrying value is net of unamortized deferred debt issuance costs. Unamortized deferred debt issuance costs associated with the 6.25% Unsecured Notes totaled approximately $0.3 million as of March 31, 2025. Unamortized deferred debt issuance costs associated with the 5.50% Unsecured Notes totaled approximately $1.3 million as of March 31, 2025.

(2)      For the 6.25% Unsecured Notes and 5.50% Unsecured Notes, fair value is based upon the closing price on the last day of the period. The 6.25% Unsecured Notes and 5.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQZ”, and “OXSQG”, respectively).

(3)      Totals may not sum due to rounding.

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2024 and the level of each financial liability within the fair value hierarchy:

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

NOTE 4. FAIR VALUE (cont.)

A reconciliation of the fair value of investments for the three months ended March 31, 2025, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Equity	Equity and Other Investments	Total(2)
Balance at December 31, 2024	$150.7	$104.6	$5.6	$260.9
Realized (losses)/gains included in earnings	(12.6)	—	0.4	(12.2)
Net unrealized appreciation/(depreciation) included in earnings	10.5	(11.6)	(1.0)	(2.1)
Accretion of discounts	0.9	—	—	0.9
Purchases	16.0	—	—	16.0
Repayments and Sales	(19.0)	—	(0.5)	(19.5)
Reductions to CLO Equity cost value(1)	—	(1.7)	—	(1.7)
PIK income	0.8	—	—	0.8
Transfers in and/or (out) of level 3	—	—	—	—
Balance at March 31, 2025(2)	$147.3	$91.3	$4.5	$243.2
Net change in unrealized depreciation on Level 3 investments still held as of March 31, 2025	$(1.7)	$(11.5)	$(0.9)	$(14.1)

____________

(1)      Reduction to CLO equity cost value of approximately $1.7 million represented the distributions received, or entitled to be received, on the Company’s investments held in CLO equity subordinated and income notes of approximately $5.7 million, plus the amortization of cost of the Company’s CLO fee notes of approximately $6,000, less the effective yield interest income recognized on the Company’s CLO equity subordinated and income notes of approximately $4.0 million.

(2)      Totals may not sum due to rounding.

A reconciliation of the fair value of investments for the year ended December 31, 2024, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Equity	Equity and Other Investments	Total(2)
Balance at December 31, 2023	$179.5	$82.2	$5.3	$266.9
Net realized losses included in earnings	(94.4)	(1.9)	—	(96.2)
Net unrealized appreciation/(depreciation) included in earnings	73.2	3.5	(1.1)	75.7
Accretion of discounts	1.7	—	—	1.7
Purchases	76.3	35.2	0.7	112.2
Repayments and Sales	(85.4)	(1.4)	—	(86.8)
Transfers between asset classes	(0.7)	—	0.7	—
Reductions to CLO Equity cost value(1)	—	(13.0)	—	(13.0)
PIK interest income	0.5	—	—	0.5
Transfers in and/or (out) of level 3	—	—	—	—
Balance at December 31, 2024(2)	$150.7	$104.6	$5.6	$260.9
Net change in unrealized (depreciation)/appreciation on Level 3 investments still held as of December 31, 2024	$(10.0)	$1.1	$(1.1)	$(10.0)

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

(2)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

NOTE 4. FAIR VALUE (cont.)

The following table shows the fair value of the Company’s portfolio of investments by asset class as of March 31, 2025 and December 31, 2024:

($ in millions)	March 31, 2025		December 31, 2024
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$147.3	60.6%	$150.7	57.8%
CLO Equity	91.3	37.5%	104.6	40.1%
Equity and Other Investments	4.5	1.9%	5.6	2.1%
Total(1)	$243.2	100.0%	$260.9	100.0%

____________

(1)      Totals may not sum due to rounding.

NOTE 5. CASH AND CASH EQUIVALENTS

At March 31, 2025 and December 31, 2024, respectively, cash and cash equivalents were as follows:

	March 31, 2025	December 31, 2024
Cash	$275,070	$493,380
Cash Equivalents	36,977,602	34,433,088
Total Cash and Cash Equivalents	$37,252,672	$34,926,468

For further details regarding the composition of cash and cash equivalents refer to “Note 3. Summary of Significant Accounting Policies.”

NOTE 6. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%, immediately after such borrowing. As of March 31, 2025 and December 31, 2024, the Company’s asset coverage for borrowed amounts was 218% and 227%, respectively.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of March 31, 2025 and December 31, 2024. The fair value of the 6.25% Unsecured Notes is based upon the closing price on the last day of the period. The 6.25% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQZ”). The fair value of the 5.50% Unsecured Notes is based upon the closing price on the last day of the period. The 5.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQG”).

($ in millions)	As of
	March 31, 2025			December 31, 2024
	Principal Amount	Carrying Value(1)	Fair Value	Principal Amount	Carrying Value(1)	Fair Value
6.25% Unsecured Notes	$44.8	$44.5	$44.7	$44.8	$44.5	$44.4
5.50% Unsecured Notes	80.5	79.2	75.2	80.5	79.1	74.7
Total(2)	$125.3	$123.8	$120.0	$125.3	$123.6	$119.1

____________

(1)      The Carrying Value represents the aggregate principal amount outstanding less the unamortized deferred issuance costs. As of March 31, 2025, the total unamortized deferred issuance costs for the 6.25% Unsecured Notes and 5.50% Unsecured Notes was approximately $0.3 million and $1.3 million, respectively. As of December 31, 2024, the total unamortized deferred issuance costs for the 6.25% Unsecured Notes, and 5.50% Unsecured Notes was approximately $0.3 million, and $1.4 million, respectively.

(2)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

NOTE 6. BORROWINGS (cont.)

The weighted average stated interest rate and weighted average maturity on the Company’s borrowings as of March 31, 2025 were 5.77% and 2.5 years, respectively, and as of December 31, 2024 were 5.77% and 2.8 years, respectively.

The tables below summarize the components of interest expense for the three months ended March 31, 2025 and March 31, 2024, respectively:

($ in thousands)	Three Months Ended March 31, 2025
	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total(1)
6.25% Unsecured Notes	$699.9	$57.5	$757.4
5.50% Unsecured Notes	1,106.9	95.1	1,202.0
Total(1)	$1,806.8	$152.6	$1,959.3

____________

(1)      Totals may not sum due to rounding

($ in thousands)	Three Months Ended March 31, 2024
	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
6.25% Unsecured Notes	$699.9	$58.1	$758.0
5.50% Unsecured Notes	1,106.9	96.1	1,203.0
Total	$1,806.8	$154.2	$1,961.0

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

The aggregate accrued interest payable on the 6.25% Unsecured Notes as of March 31, 2025 was approximately $467,000. As of March 31, 2025, the Company had unamortized deferred debt issuance costs of approximately $252,000 relating to the 6.25% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 6.25% Unsecured Notes and are included in interest expense in the statements of operations. The cash paid and the effective annualized interest rate for the three months ended March 31, 2025 were approximately $700,000 and 6.86%, respectively. The cash paid and the effective annualized interest rate for the three months ended March 31, 2024 were approximately $700,000 and 6.81%, respectively.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

NOTE 6. BORROWINGS (cont.)

The aggregate accrued interest payable on the 5.50% Unsecured Notes as of March 31, 2025 was approximately $738,000. As of March 31, 2025, the Company had unamortized deferred debt issuance costs of approximately $1.3 million relating to the 5.50% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 5.50% Unsecured Notes and are included in interest expense in the statements of operations. The cash paid and the effective annualized interest rate for the three months ended March 31, 2025 were approximately $1.1 million and 6.06%, respectively. The cash paid and the effective annualized interest rate for the three months ended March 31, 2024 were approximately $1.1 million and 6.01%, respectively.

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

As described in greater detail under Item 1. Business — Investment Advisory Agreement — Advisory Fee in its Annual Report on Form 10-K for the year ended December 31, 2024, the Company first calculates the Base Fee and any incentive fee under the terms of the Investment Advisory Agreement, then calculates the Base Fee and any incentive fee under the terms of the fee waiver letter unilaterally adopted by Oxford Square Management, effective April 1, 2016 (the “2016 Fee Waiver”), and, finally, adopts the lower of two combined results as the total fees payable to Oxford Square Management.

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

The following table represents the portion of the total advisory fee ascribed to the Base Fee (pursuant to the 2016 Fee Waiver calculation) for the three months ended March 31, 2025 and 2024, respectively:

($ in millions)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Base Fee	$1.1	$1.0

The Base Fee payable to Oxford Square Management as of March 31, 2025 and December 31, 2024 was $1.1 million and $1.2 million, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2025
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

•        Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to one-fourth of an annual “hurdle rate.” The annual hurdle rate is determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rates for the 2025 and 2024 calendar years, calculated as of the immediately preceding December 31st, were 9.38% and 8.84% respectively, under the terms of the Investment Advisory Agreement. The Company’s net investment income (to the extent not distributed to stockholders) used to calculate the Net Investment Income Incentive Fee was also included in the amount of gross assets used to calculate the 2% Base Fee.

a.      The operation of the incentive fee with respect to the Company’s Pre-Incentive Fee Net Investment Income for each quarter is as follows:

i.       no incentive fee is payable to Oxford Square Management in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed one fourth of the annual hurdle rate (9.38% for the 2025 calendar year).

ii.      20% of the amount of the Pre-Incentive Fee Net Investment Income, if any, that exceeds one-fourth of the annual hurdle rate (9.38% for the 2025 calendar year) in any calendar quarter is payable to Oxford Square Management (i.e., once the hurdle rate is reached, 20% of all Pre-Incentive Fee Net Investment Income thereafter will be allocated to Oxford Square Management).

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2025
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
March 31, 2025
(Unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

The following table represents the portion of the total advisory fee ascribed to Net Investment Income Incentive Fees (pursuant to the 2016 Fee Waiver calculation) for the three months ended March 31, 2025 and 2024, respectively.

($ in millions)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net Investment Income Incentive Fee	$—	$—

There was no Net Investment Income Incentive Fee payable to Oxford Square Management as of March 31, 2025 and December 31, 2024.

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

There were no Capital Gains Incentive Fees based on hypothetical liquidation for the three months ended March 31, 2025 and 2024. There were no accrued Capital Gains Incentive Fees payable to Oxford Square Management as of March 31, 2025 and December 31, 2024.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2025
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

For the three months ended March 31, 2025 and 2024, the Company incurred approximately $240,000 and $207,000, respectively, in compensation expenses for the services of employees allocated to the administrative activities of the Company, pursuant to the Administration Agreement with Oxford Funds. In addition, the Company incurred approximately $14,000 and $16,000 for facility costs allocated under the Administration Agreement for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, approximately $37,000 of accrued compensation expenses was payable under the Administration Agreement. As of March 31, 2024, there were no accrued compensation expenses payable under the Administration Agreement.

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

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase/(decrease) in net assets resulting from net investment income and operations per share for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net investment income	$6,103,874	$6,537,556
Weighted average common shares outstanding	69,984,752	59,639,285
Net increase in net assets resulting from net investment income per common share	$0.09	$0.11
Net decrease in net assets resulting from operations	$(8,121,517)	$(1,768,390)
Net decrease in net assets resulting from operations per common share	$(0.12)	$(0.03)

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2025
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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs to make distributions of taxable income sufficient to relieve it of substantially all federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on such income. The Company will accrue excise tax on estimated excess taxable income, if any, as required. The Company has accrued approximately $604,000 of estimated excise tax payable for estimated excise tax on undistributed taxable income. This amount is included in “Accrued Expenses” on the Statements of Assets and Liabilities.

The Company has adopted an “opt out” distribution reinvestment plan for its common stockholders. As a result, if the Company makes a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of its common stock, unless they specifically “opt out” of the distribution reinvestment plan so as to receive cash distributions. During the three months ended March 31, 2025 and 2024, the Company issued 87,090 and 47,743 shares, respectively, of common stock for approximately $223,000 and $139,000, respectively, to stockholders in connection with the distribution reinvestment plan. On each of January 31 and February 28, 2025, the Company paid monthly distributions of approximately $2.4 million, or $0.035 per share. On March 31, 2025, the Company paid monthly distributions of approximately $2.5 million, or $0.035 per share.

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

The tax character of distributions for the three months ended March 31, 2025 and 2024, represented, on an estimated basis, $0.105 per share from ordinary income. For the three months ended March 31, 2025 and 2024, the amounts and sources of distributions reported are only estimates (based on an average of the reported tax character historically) and are not being provided for U.S. federal income tax reporting purposes. The timing and character of distributions for U.S. federal income tax purposes (which are determined in accordance with the U.S. federal tax rules which may differ from GAAP) may be materially different than the historical information the Company used in providing the estimates herein. The ultimate tax character of distributions during 2025 and 2024 is unknown until the Company’s tax returns are filed, and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notices. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

NOTE 10. NET ASSET VALUE PER SHARE

The Company’s net asset value per share as of March 31, 2025, and December 31, 2024, was $2.09 and $2.30, respectively. In determining the Company’s net asset value per share, the Board determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

NOTE 11. SHARE ISSUANCE AND REPURCHASE PROGRAMS

On August 22, 2023, the Company entered into Amendment No. 1 to the Equity Distribution Agreement dated August 1, 2019 with Ladenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $150.0 million of the Company’s common stock through an At-the-Market (“ATM”) offering. On August 16, 2024, the Company entered into an amended and restated equity distribution agreement (the “Amended and Restated Equity Distribution Agreement”) with Lucid Capital Markets, LLC and Ladenburg Thalmann & Co. Inc., as the sales agents, to add Lucid Capital Markets, LLC as an additional sales agent to the Amended and Restated Equity Distribution Agreement. The Company sold a total of 1,341,138 shares of common stock pursuant to the ATM offering during the three months ended March 31, 2025. The total amount of capital raised net of underwriting fees and offering costs was approximately $3.5 million during the three months ended March 31, 2025.

From time to time, the Board may authorize a share repurchase program under which shares are purchased in open market transactions. Since the Company is incorporated in Maryland, MGCL requires share repurchases to be accounted for as a share retirement. The cost of repurchased shares is charged against capital on the settlement date. During the three months ended March 31, 2025 and 2024, the Company was not authorized to repurchase any shares of outstanding common stock.

NOTE 12. INVESTMENT INCOME

The following table sets forth the components of investment income for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Interest Income
Stated interest income	$3,960,281	$6,128,457
PIK interest income(1)	708,351	13,572
Original issue discount and market discount income	870,249	302,275
Discount income derived from unscheduled remittances at par	(4,126)	(23,257)
Total interest income	$5,534,755	$6,421,047
Income from securitization vehicles and investments	$3,956,053	$3,932,374
Other income
Fee letters	145,678	131,988
Money market fund income and all other fees(2)	524,564	192,015
Total other income	$670,242	$324,003
Total investment income	$10,161,050	$10,677,424

____________

(1)      Change in prior period was made to conform to the current period presentation.

(2)      For the three months ended March 31, 2025, the Company earned approximately $131,000 of PIK fees.

The 1940 Act requires that a BDC offer significant managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three months ended March 31, 2025 and 2024, the Company received no fee income for managerial assistance.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

NOTE 13. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote. As of March 31, 2025, the Company did not have any commitments to purchase additional debt investments.

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

NOTE 14. FINANCIAL HIGHLIGHTS

Financial highlights for the three months ended March 31, 2025 and 2024, respectively, are as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Per Share Data
Net asset value at beginning of period	$2.30	$2.55
Net investment income(1)	0.09	0.11
Net realized and unrealized losses(2)	(0.20)	(0.13)
Net decrease in net asset value from operations	(0.11)	(0.02)
Distributions per share from net investment income	(0.11)	(0.11)
Tax return of capital distributions(3)	—	—
Total distributions	(0.11)	(0.11)
Effect of shares issued/repurchased, gross	0.01	—
Net asset value at end of period	$2.09	$2.42
Per share market value at beginning of period	$2.44	$2.86
Per share market value at end of period	$2.61	$3.17
Total return based on market value(4)	11.39%	14.63%
Total return based on net asset value(5)	(4.57)%	(0.98)%
Shares outstanding at end of period	71,187,166	59,672,337

Ratios/Supplemental Data(8)
Net assets at end of period (000’s)	$148,882	$144,340
Average net assets (000’s)	$153,493	$148,260
Ratio of expenses to average net assets(6)	10.57%	11.17%
Ratio of net investment income to average net assets(6)	15.91%	17.64%
Portfolio turnover rate(7)	6.26%	3.09%

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
March 31, 2025
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

(4)      Total return based on market value equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming distribution reinvestment prices obtained under the Company’s distribution reinvestment plan. Total return is not annualized.

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

(8)      The following table provides supplemental performance ratios (annualized) measured for the three months ended March 31, 2025 and 2024:
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Ratio of expenses to average net assets:
Operating expenses before incentive fees	10.57%	11.17%
Net investment income incentive fees	—%	—%
Ratio of expenses, excluding interest expense to average net assets	5.47%	5.88%

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

NOTE 16. RISKS AND UNCERTAINTIES

The Company may be materially adversely affected by market conditions. Government spending, government policies, changes in interest rates, disruptions in supply chains in the United States and elsewhere and uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, in conjunction with other factors, have led and could continue to lead to inflationary economic environments that could affect the Company’s portfolio companies, financial condition and results of operations. The Company has exposure to interest rate risks to the extent prevailing interest rates change and it could negatively affect the fair value of the Company’s investments. If interest rates continue to rise in response to inflation, the value, volatility and liquidity of income paying investments could be adversely affected. Market volatility, dramatic change to interest rates and/or unfavorable economic conditions may lower performance or impair the Company’s ability to achieve its investment objective. The occurrence of any of the above events could have a significant adverse impact on the value and risk profile of the Company’s investments.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

NOTE 16. RISKS AND UNCERTAINTIES (cont.)

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

NOTE 17. SUBSEQUENT EVENTS

The following distributions payable to stockholders are shown below:

Date Declared	Record Date	Payable Date	Per Share Distribution Amount Declared
February 27, 2025	April 16, 2025	April 30, 2025	$0.035
February 27, 2025	May 16, 2025	May 30, 2025	$0.035
February 27, 2025	June 16, 2025	June 30, 2025	$0.035
April 22, 2025	July 17, 2025	July 31, 2025	$0.035
April 22, 2025	August 15, 2025	August 29, 2025	$0.035
April 22, 2025	September 16, 2025	September 30, 2025	$0.035

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

•        the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions and cybersecurity attacks; and

•        the risks, uncertainties and other factors we identify in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2024, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2024, and elsewhere in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Because we are an investment company, the forward-looking statements and projections contained in this quarterly report are excluded from the safe harbor protections provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995).

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

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of March 31, 2025, our debt investments had stated interest rates of between 7.07% and 12.87% and maturity dates of between 0 and 83 months. In addition, our total portfolio had a weighted average annualized yield on debt investments of approximately 14.31% as of March 31, 2025.

The weighted average annualized yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average annualized yield was computed using the effective interest rates as of March 31, 2025, including accretion of original issue discount (“OID”) and excluding any debt investments on non-accrual status. There can be no assurance that the weighted average annualized yield will remain at its current level.

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

During the three months ended March 31, 2025, U.S. loan market performance weakened versus the prior quarter. U.S. loan prices, as defined by the Morningstar/LSTA US Leveraged Loan Index, decreased from 97.33% of par as of December 31, 2024 to 96.31% of par as of March 31, 2025.

As of March 31, 2025, the Company’s Board of Directors approved the fair value of the Company’s investment portfolio of approximately $243.2 million in good faith in accordance with the Company’s valuation procedures.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) revenues and expenses during the periods reported. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. Actual results could materially differ from those estimates. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2024. See “Note 3. Summary of Significant Accounting Policies” to our financial statements for the three months ended March 31, 2025 for more information on our critical accounting policies.

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

ASC 820 clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

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

We consider the attributes of current market conditions on an on-going basis and have determined that due to the general illiquidity of the market for our investment portfolio, whereby little or no market data exists, substantially all of our fair valued investments are measured based upon Level 3 inputs as of March 31, 2025 and December 31, 2024.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $243.2 million and $260.9 million as of March 31, 2025, and December 31, 2024, respectively. The decrease in the value of investments during the three month period ended March 31, 2025, was due primarily to debt repayments of approximately $8.7 million, sales of investments of approximately $10.7 million, net realized losses of approximately $12.2 million, and net unrealized depreciation on our investment portfolio of approximately $2.1 million (which incorporates reductions to CLO equity cost value of $1.7 million), which were partially offset by investment acquisitions of approximately $16.0 million.

A reconciliation of the investment portfolio for the three months ended March 31, 2025 and the year ended December 31, 2024 follows:

($ in millions)	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Beginning investment portfolio	$260.9	$266.9
Portfolio investments acquired	16.0	112.2
Debt repayments	(8.7)	(75.0)
Sales of securities	(10.7)	(11.8)
Reductions to CLO equity cost value(1)	(1.7)	(13.0)
Accretion of discounts on investments	0.9	1.7
PIK income	0.8	0.5
Net change in unrealized (depreciation)/appreciation on investments	(2.1)	75.7
Net realized losses on investments	(12.2)	(96.2)
Ending investment portfolio(2)	$243.2	$260.9

____________

(1)      For the three months ended March 31, 2025, the reductions to CLO equity cost value of approximately $1.7 million represented the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes of approximately $5.7 million, plus the amortization of cost on our CLO fee notes of approximately $6,000, less the effective yield interest income recognized on our CLO equity subordinated and income notes of approximately $4.0 million. For the year ended December 31, 2024, the reductions to CLO equity cost value of approximately $13.0 million represented the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes of approximately $28.4 million, plus the amortization of cost on our CLO fee notes of approximately $71,000, less the effective yield interest income recognized on our CLO equity subordinated and income notes of approximately $15.4 million.

(2)      Totals may not sum due to rounding.

During the three months ended March 31, 2025 we purchased approximately $16.0 million in portfolio investments, all of which represented investments in new portfolio companies. During the year ended December 31, 2024, we purchased approximately $112.2 million in portfolio investments, including additional investments of approximately $31.0 million in existing portfolio companies and approximately $81.2 million in new portfolio companies.

In certain instances, we receive investment proceeds based on the scheduled amortization of the outstanding loan balances and from the sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

For the three months ended March 31, 2025, we recognized proceeds from the sales of securities of approximately $10.7 million. For the year ended December 31, 2024, we recognized proceeds from the sales of securities of approximately $11.8 million. Also, during the three months ended March 31, 2025 and the year ended December 31, 2024, we had loan principal repayments of approximately $8.7 million and $75.0 million, respectively.

As of March 31, 2025, we had investments in debt securities of, or loans to, 20 portfolio companies, with a fair value of approximately $147.3 million, CLO equity investments of approximately $91.3 million, and equity and other investments of approximately $4.5 million.

As of December 31, 2024, we had investments in debt securities of, or loans to, 21 portfolio companies, with a fair value of approximately $150.7 million, CLO equity investments of approximately $104.6 million, and equity and other investments of approximately $5.6 million.

The following table indicates the quarterly portfolio investment activity for the past five quarters:

Three Months Ended ($ in millions)	Purchases of Investments	Debt Repayments	Sales of Investments	Reductions to CLO Equity Cost Value(1)
March 31, 2025	$16.0	$8.7	$10.7	$1.7
Total 2025 to date	$16.0	$8.7	$10.7	$1.7

December 31, 2024	$25.1	$15.0	$7.0	$3.3
September 30, 2024	47.7	27.9	—	2.5
June 30, 2024	27.3	14.3	3.4	6.3
March 31, 2024	12.1	17.9	1.4	0.8
Total(2)	$112.2	$75.0	$11.8	$13.0

____________

(1)      Reductions to CLO equity cost value represent the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes, plus the amortization of cost of our CLO fee notes, less the effective yield interest income recognized on our CLO equity subordinated and income notes.

(2)      Totals may not sum due to rounding.

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$147.3	60.6%	$150.7	57.8%
CLO Equity	91.3	37.5%	104.6	40.1%
Equity and Other Investments	4.5	1.9%	5.6	2.1%
Total(1)	$243.2	100.0%	$260.9	100.0%

____________

(1)      Totals may not sum due to rounding.

Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2025 and December 31, 2024, we held qualifying assets that represented 67.1% and 63.8%, respectively, of the total assets. No additional non-qualifying assets were acquired during the periods when qualifying assets were less than 70.0% of the total assets.

The following table shows our portfolio of investments by industry at fair value, as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	($ in millions)		($ in millions)
Structured Finance(1)	$91.3	37.5%	$104.6	40.2%
Software	43.4	17.9%	42.0	16.1%
Business Services	42.8	17.6%	45.5	17.4%
Industrials	21.8	9.0%	16.0	6.1%
Healthcare	17.5	7.2%	18.9	7.2%
Food and Beverage	9.8	4.0%	10.0	3.8%
Telecommunication Services	6.7	2.8%	7.2	2.8%
Materials	5.9	2.4%	6.0	2.3%
IT Consulting	3.9	1.6%	4.6	1.8%
Aerospace and Defense	—	0.0%	6.0	2.3%
Total(2)	$243.2	100.0%	$260.9	100.0%

____________

(1)      Reflects our equity investments in CLOs as of March 31, 2025, and December 31, 2024, respectively.

(2)      Totals may not sum due to rounding.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of March 31, 2025 and December 31, 2024, our portfolio had a weighted average grade of 2.2 and 2.3, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities and investments in CLOs are not graded.

As of March 31, 2025 and December 31, 2024, our debt investment portfolio was graded as follows:

($ in millions)		March 31, 2025
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	125.8	68.9%	119.9	81.4%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	56.8	31.1%	27.4	18.6%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	—	—%	—	—%
	Total(1)	$182.5	100.0%	$147.3	100.0%

____________

(1)      Totals may not sum due to rounding.

($ in millions)		December 31, 2024
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	117.5	58.2%	112.2	74.5%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	82.0	40.6%	38.0	25.2%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status	2.5	1.2%	0.5	0.3%
	Total	$202.0	100.0%	$150.7	100.0%

A portion of our investments are, and will continue to be, in the grades 3, 4 or 5 categories from time to time, and, as such, we are required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 3, 4 or 5 may fluctuate from period to period.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended March 31, 2025 to the three months ended March 31, 2024.

Investment Income

Investment income for the three months ended March 31, 2025 and March 31, 2024 was approximately $10.2 million and $10.7 million, respectively. The following tables set forth the components of investment income for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Interest Income
Stated interest income	$3,960,281	$6,128,457
PIK interest income(1)	708,351	13,572
Original issue discount and market discount income	870,249	302,275
Discount income derived from unscheduled remittances at par	(4,126)	(23,257)
Total interest income	$5,534,755	$6,421,047
Income from securitization vehicles and investments	$3,956,053	$3,932,374
Other income
Fee letters	145,678	131,988
Money market fund income and all other fees(2)	524,564	192,015
Total other income	$670,242	$324,003
Total investment income	$10,161,050	$10,677,424

____________

(1)      Change in prior period was made to conform to the current period presentation.

(2)      For the three months ended March 31, 2025, the Company earned approximately $131,000 of PIK fees.

The decrease in total investment income for the three months ended March 31, 2025 was primarily due to a decrease in interest income for the three months ended March 31, 2025.

The total principal value of income producing debt investments as of March 31, 2025 and March 31, 2024 was approximately $182.5 million and $218.2 million, respectively. As of March 31, 2025, our debt investments had a range of stated interest rates of 7.07% and 12.87% and maturity dates of between 0 and 83 months compared to a range of stated interest rates of 9.19% and 15.33% and maturity dates of between 0 and 82 months as of March 31, 2024. In addition, our total debt portfolio had a weighted average yield on debt investments of approximately 14.31% as of March 31, 2025, compared to approximately 13.94% as of March 31, 2024. As of March 31, 2025, we had no debt investments on non-accrual status. As of March 31, 2024, six debt investments in three portfolio companies were on non-accrual status with a fair value of approximately $2.0 million and total principal value of approximately $63.8 million.

Income from securitization vehicles for the three months ended March 31, 2025 and March 31, 2024, was approximately $4.0 million and $3.9 million, respectively. The total principal outstanding on our investments in CLOs as of March 31, 2025 and March 31, 2024, was approximately $336.2 million and $314.7 million, respectively. The weighted average yield on CLO equity investments as of March 31, 2025 and March 31, 2024, was approximately 9.0% and 9.5%, respectively.

Operating Expenses

Total expenses, including taxes, for both of the three months ended March 31, 2025 and 2024, were approximately $4.1 million. These amounts consisted of base management fees, interest expense, professional fees, compensation expense, general and administrative expenses, excise tax, and incentive fees.

The base management fee for the three months ended March 31, 2025 was approximately $1.1 million compared with $1.0 million for the three months ended March 31, 2024. That increase for the three months ended March 31, 2025 was due largely to an increase in the weighted average gross assets.

There was no net investment income incentive fee for the three months ended March 31, 2025 and 2024.

Interest expense for the three months ended March 31, 2025, was approximately $2.0 million, which primarily relates to our 5.50% unsecured notes due 2028 (the “5.50% Unsecured Notes”) and 6.25% unsecured notes due 2026 (the “6.25% Unsecured Notes”). Interest expense for the three months ended March 31, 2024, was approximately $2.0 million, which primarily relates to our 5.50% Unsecured Notes and 6.25% Unsecured Notes.

Professional fees, consisting of legal, consulting, valuation, audit and tax fees, were approximately $323,000 for the three months ended March 31, 2025, compared to approximately $312,000 for the three months ended March 31, 2024. That increase for the three months ended March 31, 2025 was primarily due to higher legal fees, partially offset by lower consulting fees.

Compensation expense was approximately $240,000 for the three months ended March 31, 2025, compared to approximately $207,000 for the three months ended March 31, 2024. Compensation expense reflects the allocation of compensation expenses for the services of our Chief Financial Officer, accounting personnel, and other administrative support staff.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, was approximately $355,000 for the three months ended March 31, 2025, compared to approximately $347,000 for the three months ended March 31, 2024. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Excise tax was approximately $121,000 for the three months ended March 31, 2025, compared to approximately $326,000 for the three months ended March 31, 2024.

Incentive Fees

There was no net investment income incentive fee (“Net Investment Income Incentive Fee”) recorded for the three months ended March 31, 2025 and 2024. The Net Investment Income Incentive Fee is calculated and payable quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” for the

immediately preceding calendar quarter exceeds (y) the “Preferred Return Amount” for the calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the Base Fee, expenses payable under the Administration Agreement with Oxford Funds, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Refer to “Note 7. Related Party Transactions” in the notes to our financial statements.

The expense attributable to the capital gains incentive fee (the “Capital Gains Incentive Fee”), as reported under GAAP, is calculated as if the Company’s entire portfolio had been liquidated at period end, and therefore is calculated on the basis of net realized and unrealized gains and losses at the end of each period. That expense (or the reversal of such an expense) related to that hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the three months ended March 31, 2025 and 2024, no accrual was required as a result of the impact of accumulated net unrealized depreciation and net realized losses on our portfolio.

The amount of the Capital Gains Incentive Fee which will actually be payable is determined in accordance with the terms of the Investment Advisory Agreement and is calculated as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). The terms of the Investment Advisory Agreement state that the Capital Gains Incentive Fee calculation is based on net realized gains, if any, offset by gross unrealized depreciation for the calendar year. No effect is given to gross unrealized appreciation in this calculation. For the three months ended March 31, 2025 and 2024, such an accrual was not required under the terms of the Investment Advisory Agreement.

Realized and Unrealized Gains/Losses on Investments

For the three months ended March 31, 2025, we recognized net realized losses of approximately $12.2 million.

For the three months ended March 31, 2025, our net change in unrealized depreciation was approximately $2.1 million, composed of $2.4 million in gross unrealized appreciation, $16.6 million in gross unrealized depreciation and approximately $12.1 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $1.7 million resulting from reductions to the cost value of our CLO equity investments representing the difference between distributions received, or entitled to be received, on our investments held in CLO equity subordinated notes and fee notes, of approximately $5.7 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $4.0 million. The most significant components of the net change in unrealized depreciation during the three months ended March 31, 2025, were as follows (in millions):

Portfolio Company	Changes in Unrealized Appreciation/ (Depreciation)
Alvaria, Inc. (f/k/a Aspect Software, Inc.)	$5.8
HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)	3.7
OCP CLO 2024-37, Ltd.	(2.0)
BlueMountain CLO XXXI Ltd.	(2.2)
Dryden 43 Senior Loan Fund	(2.5)
Net all other	(4.9)
Total	$(2.1)

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

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the three months ended March 31, 2025 and March 31, 2024 was approximately $6.1 million and $6.5 million, respectively.

For the three months ended March 31, 2025, the net increase in net assets resulting from net investment income per common share was $0.09 (basic and diluted), compared to the net increase in net assets resulting from net investment income per share of $0.11 (basic and diluted) for the three months ended March 31, 2024. The per share decrease was primarily due to a decrease in investment income and an increase in weighted average shares of common stock outstanding.

Net Decrease Net Assets Resulting from Operations

Net decrease in net assets resulting from operations for the three months ended March 31, 2025 was approximately $8.1 million compared with a net decrease in net assets resulting from operations of approximately $1.8 million for the three months ended March 31, 2024.

For the three months ended March 31, 2025, the net decrease in net assets resulting from operations per common share was $0.12 (basic and diluted), compared to a net decrease in net assets resulting from operations per share of $0.03 (basic and diluted) for the three months ended March 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2025, cash and cash equivalents were approximately $37.3 million as compared to approximately $34.9 million as of December 31, 2024. For the three months ended March 31, 2025, net cash provided by operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $6.0 million, largely reflecting repayments of principal of approximately $8.7 million, net realized losses of approximately $12.2 million, and sales of investments of approximately $9.2 million, partially offset by cash purchases of investments of approximately $18.5 million. For the three months ended March 31, 2025, net cash used in financing activities was approximately $3.7 million, reflecting the payment of distributions of approximately $7.1 million, partially offset by the issuance of common stock in connection with our ATM program of approximately $3.5 million.

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2025, is as follows:

	Payments Due by Period
Contractual obligations (in millions)	Principal Amount	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
6.25% Unsecured Notes	$44.8	$—	$44.8	$—	$—
5.50% Unsecured Notes	80.5	—	—	80.5	—
	$125.3	$—	$44.8	$80.5	$—

Refer to “Note 6. Borrowings” in the notes to our financial statements.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into a variety of undertakings containing a variety of warranties and indemnifications that may expose us to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote. As of March 31, 2025, we did not have any commitments to purchase additional investments.

Share Issuance and Repurchase Programs

On August 22, 2023, we entered into Amendment No. 1 to the Equity Distribution Agreement dated August 1, 2019 with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $150.0 million of our common stock through an At-the-Market (“ATM”) offering. On August 16, 2024, we entered into an amended and restated equity distribution agreement (the “Amended and Restated Equity Distribution Agreement”) with Lucid Capital Markets, LLC and Ladenburg Thalmann & Co. Inc., as the sales agents, to add Lucid Capital Markets, LLC as an additional sales agent to the Amended and Restated Equity Distribution Agreement. We issued a total of 1,341,138 shares of common stock pursuant to the ATM offering during the three months ended March 31, 2025. The total amount of capital raised net of underwriting fees and offering costs was approximately $3.5 million during the three months ended March 31, 2025.

From time to time, the Board may authorize a share repurchase program under which shares are purchased in open market transactions. Since we are incorporated in Maryland, MGCL requires share repurchases to be accounted for as a share retirement. The cost of repurchased shares is charged against capital on the settlement date. During the three months ended March 31, 2025 and 2024, we were not authorized to repurchase any shares of outstanding common stock.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, as of March 31, 2025, we were only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 150%, immediately after such borrowing. As of March 31, 2025 and December 31, 2024, our asset coverage for borrowed amounts was approximately 218% and 227%, respectively.

The weighted average stated interest rate and weighted average maturity on all of the Company’s debt outstanding as of March 31, 2025, were 5.77% and 2.5 years, respectively, and as of December 31, 2024, were 5.77% and 2.8 years, respectively.

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

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is taxable ordinary income or capital gains. The final determination of the nature of our distributions can only be made upon the filing of our tax return. We have until October 15, 2026, to file our federal income tax return for the year ended December 31, 2025.

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

The following table reflects the cash distributions, including distributions reinvested, if any, per share that our Board has declared on our common stock since the beginning of 2024:

Date Declared	Record Date	Payment Date	Total Distributions	GAAP Net Investment Income			Distributions in Excess of/ (Less than) GAAP Net Investment Income(1)
Fiscal 2025(1)
April 22, 2025	September 16, 2025	September 30, 2025	$0.035	$	N/A		$—
April 22, 2025	August 15, 2025	August 29, 2025	0.035		N/A		—
April 22, 2025	July 17, 2025	July 31, 2025	0.035		N/A		—
Total (Third Quarter 2025)			0.105		—	(3)	—

February 27, 2025	June 16, 2025	June 30, 2025	0.035	$	N/A		—
February 27, 2025	May 16, 2025	May 30, 2025	0.035		N/A		—
February 27, 2025	April 16, 2025	April 30, 2025	0.035		N/A		—
Total (Second Quarter 2025)			0.105		—	(3)	—

October 31, 2024	March 17, 2025	March 31, 2025	0.035	$	N/A		—
October 31, 2024	February 14, 2025	February 28, 2025	0.035		N/A		—
October 31, 2024	January 17, 2025	January 31, 2025	0.035		N/A		—
Total (First Quarter 2025)			0.105		0.09		0.02

Fiscal 2024
August 8, 2024	December 17, 2024	December 31, 2024	$0.035	$	N/A		$—
August 8, 2024	November 15, 2024	November 29, 2024	0.035		N/A		—
August 8, 2024	October 17, 2024	October 31, 2024	0.035		N/A		—
Total (Fourth Quarter 2024)			0.105		0.09		0.02

April 25, 2024	September 16, 2024	September 30, 2024	$0.035	$	N/A		$—
April 25, 2024	August 16, 2024	August 30, 2024	0.035		N/A		—
April 25, 2024	July 17, 2024	July 31, 2024	0.035		N/A		—
Total (Third Quarter 2024)			0.105		0.10		0.01

March 14, 2024	June 14, 2024	June 28, 2024	0.035	$	N/A		—
March 14, 2024	May 17, 2024	May 31, 2024	0.035		N/A		—
March 14, 2024	April 16, 2024	April 30, 2024	0.035		N/A		—
Total (Second Quarter 2024)			0.105		0.13		(0.02)

November 2, 2023	March 15, 2024	March 29, 2024	0.035	$	N/A		—
November 2, 2023	February 15, 2024	February 29, 2024	0.035		N/A		—
November 2, 2023	January 17, 2024	January 31, 2024	0.035		N/A		—
Total (First Quarter 2024)			0.105		0.11		(0.01)
Total (2024)			$0.42		$0.42	(2)	0.00 (2)

____________

(1)      The tax characterization of cash distributions for the year ending December 31, 2025 and year ended December 31, 2024 will not be known until the tax return for such years are finalized. For the year ending December 31, 2025 and year ended December 31, 2024, the amounts and sources of distributions reported are only estimates and are not being provided for U.S. tax reporting purposes. The final determination of the source of all distributions in 2025 and 2024 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon our investment performance and may be subject to change based on tax regulations.

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

•        Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, at Oxford Gate Management, LLC (“Oxford Gate Management”), the investment adviser to Oxford Gate Master Fund, LLC, Oxford Gate, LLC and Oxford Gate (Bermuda), LLC (collectively, the “Oxford Gate Funds”) and Oxford Bridge II, LLC. Oxford Funds is the managing member of Oxford Gate Management. In addition, Bruce L. Rubin serves as the Chief Financial Officer and Secretary, and Gerald Cummins serves as the Chief Compliance Officer, respectively, of Oxford Gate Management.

•        Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that invests primarily in equity and junior debt tranches of CLO vehicles, and its investment adviser, Oxford Lane Management, LLC (“Oxford Lane Management”). Oxford Funds provides Oxford Lane Capital Corp. with office facilities and administrative services pursuant to an administration agreement and also serves as the managing member of Oxford Lane Management. In addition, Bruce L. Rubin serves as the Chief Financial Officer, Treasurer and Corporate Secretary of Oxford Lane Capital Corp. and Chief Financial Officer and Treasurer of Oxford Lane Management, and Mr. Cummins serves as the Chief Compliance Officer of Oxford Lane Capital Corp. and Oxford Lane Management.

•        Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Park Income Fund, Inc., a non-diversified closed-end management investment company that invests primarily in equity and junior debt tranches of CLO vehicles, and its investment adviser, Oxford Park Management, LLC (“Oxford Park Management”). Oxford Funds provides Oxford Park Income Fund, Inc. with office facilities and administrative services pursuant to an administration agreement and also serves as the managing member of Oxford Park Management. In addition, Bruce L. Rubin serves as the Chief Financial Officer, Treasurer and Corporate Secretary of Oxford Park Income Fund, Inc. and Chief Financial Officer and Treasurer of Oxford Park Management, and Mr. Cummins serves as the Chief Compliance Officer of Oxford Park Income Fund, Inc. and Oxford Park Management.

As a result, certain conflicts of interest may arise with respect to the management of our portfolio by Messrs. Cohen and Rosenthal on the one hand, and the obligations of Messrs. Cohen and Rosenthal to manage Oxford Lane Capital Corp., Oxford Park Income Fund, Inc., Oxford Bridge II, LLC and the Oxford Gate Funds, respectively, on the other hand.

Oxford Square Management, Oxford Lane Management, Oxford Park Management and Oxford Gate Management are subject to a written policy with respect to the allocation of investment opportunities among the Company, Oxford Lane Capital Corp., Oxford Park Income Fund, Inc., Oxford Bridge II, LLC and the Oxford Gate Funds. Where investments are suitable for more than one entity, the allocation policy generally provides that, depending on size and subject to current and anticipated cash availability, the absolute size of the investment as well as its relative size compared to the total assets of each entity, current and anticipated weighted average costs of capital, among other factors, an investment amount will be determined by the adviser to each entity. If the investment opportunity is sufficient for each entity to receive its investment amount, then each entity receives the investment amount; otherwise, the investment amount is reduced pro rata. On June 14, 2017, the Securities and Exchange Commission issued an exemptive order permitting the Company and certain of its affiliates to complete negotiated co-investment transactions in portfolio companies, subject to certain conditions (the “Order”). Subject to satisfaction of certain conditions to the Order, the Company and certain of its affiliates are now permitted, together with any future BDCs, registered closed-end funds and certain private funds, each of whose investment adviser is the Company’s investment adviser or an investment adviser controlling, controlled by, or under common control with the Company’s investment adviser, to co-invest in negotiated investment opportunities where doing so would otherwise be prohibited under the 1940 Act, providing the Company’s stockholders with access to a broader array of investment opportunities. Pursuant to the Order, we are permitted to co-invest in such investment opportunities with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.

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

RECENT DEVELOPMENTS

The following distributions payable to stockholders are shown below:

Date Declared	Record Date	Payable Date	Per Share Distribution Amount Declared
February 27, 2025	April 16, 2025	April 30, 2025	$0.035
February 27, 2025	May 16, 2025	May 30, 2025	$0.035
February 27, 2025	June 16, 2025	June 30, 2025	$0.035
April 22, 2025	July 17, 2025	July 31, 2025	$0.035
April 22, 2025	August 15, 2025	August 29, 2025	$0.035
April 22, 2025	September 16, 2025	September 30, 2025	$0.035

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2025, all of our variable rate investments were income producing. The variable rates are generally based upon the five-year U.S. Department of Treasury note, the Prime rate, or SOFR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain interest rate floors.

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

Based on our Statements of Assets and Liabilities as of March 31, 2025, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates for our settled investments (considering interest rate floors for floating rate instruments), excluding CLO equity investments. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2025. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2025, and are only adjusted for assumed changes in the underlying base interest rates. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

Hypothetical Change in Base Rates	Estimated Percentage Change in Investment Income
Up 300 basis points	13.5%
Up 200 basis points	9.0%
Up 100 basis points	4.5%
Down 100 basis points	(4.5)%
Down 200 basis points	(8.9)%
Down 300 basis points	(13.2)%

ITEM 4.    CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes known to us during the three months ended March 31, 2025, to the risk factors discussed in “Item 1A. — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Equity Securities

While we did not engage in unregistered sales of equity securities during the three months ended March 31, 2025, we issued 87,090 shares of common stock under our distribution reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value for the shares of common stock issued under the distribution reinvestment plan during the three months ended March 31, 2025 was approximately $223,000.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2025, no common stock was repurchased by the Company.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

ITEM 6.    EXHIBITS.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to Exhibit a. to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed December 3, 2007).
3.3	Fourth Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.5 to the Registrant’s report on Form 10-K filed on March 7, 2022).
3.4	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed March 20, 2018).
3.5	Articles of Amendment (Incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed March 20, 2018).
4.1	Form of Share Certificate (Incorporated by reference to Exhibit d. to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.**
97.1	Oxford Square Capital Corp. Clawback Policy (Incorporated by reference to Exhibit 97.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed on March 19, 2024)

____________

*        Filed herewith

**      Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXFORD SQUARE CAPITAL CORP.
Date: April 30, 2025	By:	/s/ Jonathan H. Cohen
Jonathan H. Cohen Chief Executive Officer (Principal Executive Officer)
Date: April 30, 2025	By:	/s/ Bruce L. Rubin
Bruce L. Rubin Chief Financial Officer (Principal Accounting Officer)