Form 10-Q
period 2025-06-30
Oxford Square Capital Corp.
filed 2025-08-12
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-00638

_______________________________

OXFORD SQUARE CAPITAL CORP.

(Exact name of registrant as specified in its charter)

_______________________________

MARYLAND	20-0188736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 SOUND SHORE DRIVE, SUITE 255
GREENWICH, CONNECTICUT 06830
(Address of principal executive office)

(203) 983-5275
(Registrant’s telephone number, including area code)

_______________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	OXSQ	NASDAQ Global Select Market LLC
6.25% Notes due 2026	OXSQZ	NASDAQ Global Select Market LLC
5.50% Notes due 2028	OXSQG	NASDAQ Global Select Market LLC
7.75% Notes due 2030	OXSQH	NASDAQ Global Select Market LLC

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of August 7, 2025, was 78,034,604.

OXFORD SQUARE CAPITAL CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Non-affiliated/non-control investments (cost: $356,661,218 and $358,356,496, respectively)	$241,506,998	$256,238,759
Affiliated investments (cost: $— and $16,836,822, respectively)	—	4,614,100
Cash and cash equivalents	29,794,174	34,926,468
Interest and distributions receivable	2,287,473	2,724,049
Other assets	1,258,005	1,227,598
Total assets	$274,846,650	$299,730,974

LIABILITIES
Notes payable – 6.25% Unsecured Notes, net of deferred issuance costs of $150,836 and $309,812, respectively.	34,639,914	44,480,938
Notes payable – 5.50% Unsecured Notes, net of deferred issuance costs of $1,190,431 and $1,381,619, respectively	79,309,569	79,118,381
Securities purchased, not settled	—	12,027,463
Base Fee and Net Investment Income Incentive Fee payable to affiliate	1,036,312	1,215,964
Accrued interest payable	1,100,321	1,204,487
Accrued expenses	1,337,818	1,018,261
Total liabilities	117,423,934	139,065,494

COMMITMENTS AND CONTINGENCIES (Note 13)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized; 76,236,738 and 69,758,938 shares issued and outstanding, respectively	762,367	697,590
Capital in excess of par value	503,430,218	487,943,476
Total distributable earnings/(accumulated losses)	(346,769,869)	(327,975,586)
Total net assets	157,422,716	160,665,480
Total liabilities and net assets	$274,846,650	$299,730,974
Net asset value per common share	$2.06	$2.30

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2025

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets(10)
Senior Secured Notes
Business Services
Access CIG, LLC
first lien senior secured notes, 8.38% (SOFR + 4.25%), (0.50% floor) due August 18, 2028(4)(5)(6)(14)(30)	January 18, 2024	$10,071,389	$10,111,066	$10,121,746

Convergint Technologies, LLC
second lien senior secured notes, 11.19% (SOFR+ 6.75%), (0.75% floor) due March 29, 2029(4)(5)(14)(25)	March 18, 2021	11,000,000	10,985,622	10,945,000

Nielsen Consumer, LLC
first lien senior secured notes, 7.83% (SOFR+ 3.50%), (0.50% floor) due March 6, 2028(4)(5)(14)(25)	July 8, 2024	9,950,063	9,940,573	9,950,063

Verifone Systems, Inc.
first lien senior secured notes, 10.21% (SOFR + 5.50%), (0.00% floor) due August 20, 2028(4)(5)(6)(14)(16)	March 28, 2025	13,229,081	12,053,867	12,402,263
Total Business Services			$43,091,128	$43,419,072	27.6%

Food and Beverage
Shearer’s Foods, LLC
first lien senior secured notes, 7.58% (SOFR + 3.25%), (0.00% floor) due January 31, 2031(4)(5)(6)(14)(25)	January 31, 2024	$9,900,188	$9,927,433	$9,924,938
Total Food and Beverage			$9,927,433	$9,924,938	6.3%

Healthcare
HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)
first lien senior secured notes, 11.00% (SOFR + 3.50%), (0.00% floor) due October 30, 2025(3)(4)(5)(6)(25)	January 15, 2021	$8,745,180	$8,744,774	$6,821,240

Performance Health Inc.
first lien senior secured notes, 7.95% (SOFR + 3.75%), (0.00% floor) due February 27, 2032(4)(5)(16)	March 24, 2025	5,000,000	5,000,000	4,850,000

Viant Medical Holdings, Inc.
first lien senior secured notes, 8.33% (SOFR + 4.00%), (0.00% floor) due October 29, 2031(4)(5)(6)(25)	October 16, 2024	5,970,000	5,943,977	5,925,225
Total Healthcare			$19,688,751	$17,596,465	11.2%

Industrials
Highline Aftermarket, LLC
first lien senior secured notes, 7.83% (SOFR + 3.50%), (0.75% floor) due February 19, 2030(4)(5)(25)	February 13, 2025	$5,970,000	$5,977,369	$5,999,850

(continued on next page)

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited) — (continued)
June 30, 2025

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets(10)
Senior Secured Notes – (continued)
Industrials – (continued)
Michael Baker International, Inc.
first lien senior secured notes, 8.28% (SOFR + 4.00%), (0.75% floor) due December 1, 2028(4)(5)(14)(16)	May 22, 2024	$9,900,250	$9,949,052	$9,937,376

Pro Mach Inc.
first lien senior secured notes, 7.08% (SOFR + 2.75%), (0.00% floor) due August 31, 2028(4)(5)(6)(25)	October 10, 2024	5,970,038	6,002,797	5,984,963
Total Industrials			$21,929,218	$21,922,189	13.9%

Materials
Veritiv Operating Corp.
first lien senior secured notes, 8.30% (SOFR + 4.00%), (0.75% floor) due November 30, 2030(4)(5)(16)	December 6, 2024	$5,969,925	$5,987,675	$5,986,342
Total Materials			$5,987,675	$5,986,342	3.8%

Software
Dodge Data & Analytics, LLC
first lien first out senior secured notes, 10.71% (SOFR + 6.25%), (0.50% floor) due January 31, 2029(4)(5)(6)(14)(21)(16)	November 14, 2024	$2,186,813	$2,158,887	$2,175,879
first lien second out senior secured notes, 9.21% (SOFR + 4.75%), (0.50% floor) due February 28, 2029(4)(5)(6)(14)(21)(16)	November 14, 2024	3,032,558	2,493,184	2,486,697
second lien senior secured notes, 12.70% (SOFR + 8.25%) PIK, (0.50% floor) due March 31, 2029(3)(4)(5)(14)(21)(16)	November 14, 2024	15,974,162	7,662,944	6,389,665

Help/Systems Holdings, Inc.
first lien senior secured notes, 8.38% (SOFR + 4.00%), (0.75% floor) due November 19, 2026(4)(5)(6)(14)(16)	October 6, 2022	4,378,073	4,264,338	4,159,169
second lien senior secured notes, 11.13% (SOFR + 6.75%), (0.75% floor) due November 19, 2027(4)(5)(14)(16)	October 14, 2021	8,000,000	8,001,832	5,800,000

Kofax, Inc.
first lien senior secured notes, 9.63% (SOFR + 5.25%), (0.50% floor) due July 20, 2029(4)(5)(6)(14)(16)	February 1, 2023	9,806,722	9,284,654	8,924,117

McAfee Enterprise, LLC (f/k/a Magenta Buyer, LLC)
first lien first out senior secured notes, 11.29% (SOFR + 6.75%), (0.75% floor) due July 27, 2028(4)(5)(29)(16)	August 14, 2024	234,573	212,310	196,455
first lien second out senior secured notes, 11.55% (SOFR + 7.00%) (0.75% floor) due July 27, 2028(4)(5)(29)(16)	August 14, 2024	1,310,350	970,860	615,865
first lien third out senior secured notes, 6.05% (SOFR + 7.00%) cash, 5.50% PIK, (0.75% floor) due July 27, 2028(3)(4)(5)(29)(16)	August 14, 2024	10,181,275	3,065,593	2,799,851

(continued on next page)

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited) — (continued)
June 30, 2025

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets(10)
Senior Secured Notes – (continued)
Software – (continued)
RSA Security, LLC
second lien senior secured notes, 12.29% (SOFR + 7.75%), (0.75% floor) due April 27, 2029(4)(5)(16)	April 16, 2021	$15,000,000	$14,848,870	$3,468,750

Smartronix, LLC
first lien senior secured notes, 8.80% (SOFR + 4.50%), (0.75% floor) due January 29, 2032(4)(5)(16)	February 6, 2025	4,987,500	4,999,548	4,999,969
Total Software			$57,963,020	$42,016,417	26.7%

Telecommunication Services
ConvergeOne Holdings, Inc.
first lien senior secured notes, 10.07% (SOFR + 5.75%), (0.00% floor) due June 4, 2030(4)(5)(16)	June 4, 2024	$934,808	$896,600	$560,885

Global Tel Link Corp.
first lien senior secured notes, 11.83% (SOFR + 7.50%), (3.00% floor) due August 6, 2029(4)(5)(25)	July 29, 2024	5,458,750	5,270,790	5,404,163
Total Telecommunication Services			$6,167,390	$5,965,048	3.8%
Total Senior Secured Notes			$164,754,615	$146,830,471	93.3%

Collateralized Loan Obligation – Equity Investments
Structured Finance
Allegro CLO XII, Ltd.
CLO subordinated notes, estimated yield 17.36% due July 21, 2037(9)(11)(12)(18)(24)	August 21, 2024	$3,000,000	$1,914,418	$1,680,000

Ares XLIV CLO Ltd.
CLO subordinated notes, estimated yield 21.86% due April 15, 2034(9)(11)(12)(18)(24)	December 15, 2023	5,000,000	1,373,371	963,096

Atlas Senior Loan Fund XI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 26, 2031(9)(11)(12)(18)(24)(28)	April 5, 2019	5,725,000	1,490,740	200,375

Bain Capital Credit CLO 2017-2, Ltd.
CLO subordinated notes, estimated yield 15.64% due July 25, 2037(9)(11)(12)(18)(24)	January 17, 2024	3,086,500	1,801,979	1,483,063

BlueMountain CLO 2014-2 Ltd.
CLO subordinated notes, estimated yield 0.00% due October 20, 2030(9)(11)(12)(18)(28)	April 3, 2019	6,374,000	512,531	159,350

BlueMountain CLO XXXI Ltd.
CLO subordinated notes, estimated yield 21.66% due April 19, 2034(9)(11)(12)(18)(24)	April 16, 2024	12,075,000	7,020,811	4,950,750

Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 18, 2029(9)(11)(12)(15)(18)(24)(28)	March 19, 2013	6,250,000	544,329	10,000

(continued on next page)

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited) — (continued)
June 30, 2025

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets(10)
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Carlyle Global Market Strategies CLO 2021-6, Ltd.
CLO subordinated notes, estimated yield 13.32% due January 15, 2038(9)(11)(12)(14)(18)	June 30, 2021	$29,600,000	$18,039,103	$15,096,000

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 9.33% due April 20, 2034(9)(11)(12)(13)(18)(26)	October 23, 2013	18,000,000	10,672,465	6,639,132

Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 10.80% due April 20, 2034(9)(11)(12)(18)	May 15, 2017	7,700,000	5,609,508	3,465,000

CIFC Funding 2014-3, Ltd.
CLO subordinated notes, estimated yield 0.00% due March 31, 2038(9)(11)(12)(18)(24)(28)	January 24, 2017	1,000,000	1,987,312	660,000

Dryden 43 Senior Loan Fund
CLO subordinated notes, estimated yield 10.11% due April 20, 2034(9)(11)(12)(14)(18)	June 1, 2021	47,263,000	23,870,160	13,706,270

Gulf Stream Meridian 4 Ltd.
CLO subordinated notes, estimated yield 15.90% due October 15, 2039(9)(11)(12)(18)(24)	November 15, 2023	6,625,000	3,508,528	3,058,021

Madison Park Funding XVIII, Ltd.
CLO subordinated notes, estimated yield 12.60% due October 21, 2030(9)(11)(12)(18)(24)	May 22, 2020	12,500,000	2,894,849	2,500,000

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 14.63% due January 22, 2037(9)(11)(12)(18)(24)	May 11, 2016	5,422,500	2,375,082	2,114,775

OCP CLO 2024-37, Ltd.
CLO subordinated notes, estimated yield 14.72% due October 15, 2037(9)(11)(12)(14)(18)(24)	September 27, 2024	27,035,000	24,654,999	21,898,350

Octagon Investment Partners 49, Ltd.
CLO subordinated notes, estimated yield 10.16% due April 15, 2037(9)(11)(12)(13)(14)(18)(26)	December 11, 2020	26,375,000	16,147,816	10,535,718

Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 25, 2030(9)(11)(12)(18)(28)	August 1, 2018	45,500,000	19,023,511	113,750

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 17, 2026(9)(11)(12)(18)(24)(28)	January 25, 2013	14,447,790	6,207,075	1,445

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 17, 2028(9)(11)(12)(15)(18)(28)	April 11, 2014	28,500,000	18,179,226	—

(continued on next page)

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited) — (continued)
June 30, 2025

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% of Net Assets(10)
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Venture XX, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(15)(18)(24)(28)	July 27, 2018	$3,000,000	$332,779	$—

Venture 35 CLO, Limited
CLO subordinated notes, estimated yield 0.00% due October 22, 2031(9)(11)(12)(18)(28)	December 7, 2020	5,000,000	512,144	100,000

Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 15, 2029(9)(11)(12)(13)(18)(26)(28)	May 3, 2017	10,500,000	5,069,679	9,951
Total Structured Finance			$173,742,415	$89,345,046	56.8%
Total Collateralized Loan Obligation – Equity Investments			$173,742,415	$89,345,046	56.8%

Common Stock
IT Consulting
UniTek Global Services, Inc.
common equity(7)	January 13, 2015	1,244,188	$684,960	$—
Total IT Consulting			$684,960	$—	0.0%

Telecommunication Services
ConvergeOne Holdings, Inc.
common equity(7)(22)	May 8, 2024	95,775	$1,349,602	$287,329
Total Telecommunication Services			$1,349,602	$287,329	0.2%
Total Common Stock			$2,034,562	$287,329	0.2%

Warrants
Healthcare
Careismatic Brands, Inc. (f/k/a New Trojan Parent, Inc.)
common equity warrants (June 2029 expiry, $119.80 strike)(7)(27)	June 13, 2024	62,157	$—	$—
Total Healthcare			$—	$—	0.0%
Total Warrants			$—	$—	0.0%

Preferred Stock
IT Consulting
UniTek Global Services, Inc.
Series B Preferred Stock(17)	June 26, 2019	21,427,212	$9,002,159	$—
Series B Senior Preferred Stock(17)	June 26, 2019	12,080,847	4,535,443	—
Series B Super Senior Preferred Stock(3)(17)(23)	June 26, 2019	7,132,568	2,592,024	5,044,152
Total IT Consulting			$16,129,626	$5,044,152	3.2%
Total Preferred Equity			$16,129,626	$5,044,152	3.2%

Total Investments in Securities(8)			$356,661,218	$241,506,998	153.5%

Cash Equivalents
First American Government Obligations Fund – Class Z Shares, 4.22%(19)		28,999,728	$28,999,728	$28,999,728
Total Cash Equivalents			$28,999,728	$28,999,728	18.4%
Total Investments in Securities and Cash Equivalents			$385,660,946	$270,506,726	171.9%

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
June 30, 2025

(2)      Fair value is determined in good faith by the Board of Directors of the Company.

(3)      As of June 30, 2025, the portfolio includes approximately $34.9 million of principal amount of debt investments and 7,132,568 shares of preferred stock investments which contain an active payment-in-kind (“PIK”) provision.

(4)      Notes bear interest at variable rates and are subject to an interest rate floor where disclosed. The rate disclosed is as of June 30, 2025.

(5)      Cost value reflects accretion of original issue discount or market discount, or amortization of premium.

(6)      Cost value reflects repayment of principal.

(7)      Common stock and warrant investments were non-income producing as of June 30, 2025.

(8)      Aggregate gross unrealized appreciation for U.S. federal income tax purposes is $2,993,961; aggregate gross unrealized depreciation for U.S. federal income tax purposes is $138,512,277. Net unrealized depreciation is $135,518,316 based upon an estimated tax cost basis of $377,025,314 as of June 30, 2025.

(9)      Cost reflects accretion of effective yield less any cash distributions received or entitled to be received from collateralized loan obligation (“CLO”) equity investments.

(10)    Totals may not sum due to rounding.

(11)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may include CLO equity side letter related investments within CLO equity subordinated notes line items, and those side letter related investments may represent qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2025, the Company held qualifying assets that represented 67.6% of its total assets.

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

(17)    As of June 30, 2025, this preferred equity investment was on non-accrual status and no dividend income has been recognized on this investment during the six months ended June 30, 2025. The aggregate fair value of these investments was approximately $5.0 million.

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

(19)    Represents cash equivalents held in a money market fund as of June 30, 2025.

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
June 30, 2025

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

(26)    Cost value reflects amortization.

(27)    On June 13, 2024, Careismatic Brands, LLC completed a recapitalization, by which the Company exchanged $12,000,000 of principal in the second lien senior secured notes for 62,157 warrants to buy common stock, as well as a nominal amount of cash that the Company estimates will be approximately $68,000. This amount is included in “Other assets” on the Statements of Assets and Liabilities as of June 30, 2025.

(28)    As of June 30, 2025, the effective yield has been estimated to be 0%. The aggregate projected amount of future recurring distributions and terminal principal payment is less than the amortized investment cost.

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

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2024

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Senior Secured Notes – (continued)
Industrials
Michael Baker International, Inc.
first lien senior secured notes, 9.11% (SOFR + 4.75%), (0.75% floor) due December 1, 2028(4)(5)(14)(25)	May 22, 2024	$9,950,000	$10,005,481	$9,981,144

Pro Mach Inc.
first lien senior secured notes, 7.86% (SOFR + 3.50%), (0.00% floor) due August 31, 2028(4)(5)(6)(25)	October 10, 2024	5,985,000	6,021,890	6,029,888
Total Industrials			$16,027,371	$16,011,032	10.0%

Materials
Veritiv Operating Corp.
first lien senior secured notes, 8.83% (SOFR + 4.50%), (0.75% floor) due November 30, 2030(4)(5)(25)	December 6, 2024	$5,984,962	$6,004,912	$6,007,406
Total Materials			$6,004,912	$6,007,406	3.7%

Software
Alvaria, Inc. (f/k/a Aspect Software, Inc.)
first lien second out senior secured notes, 5.46% (SOFR + 1.00%) cash, 6.50% PIK, (0.75% floor) due May 5, 2028(3)(4)(5)(15)(25)	March 20, 2024	$2,216,883	$1,738,104	$877,509
first lien third out tranche A senior secured notes, 6.46% (SOFR + 2.00%) cash, 5.50% PIK, (0.75% floor) due May 5, 2028(3)(4)(5)(15)(25)	March 20, 2024	5,132,151	2,744,262	102,643
first lien third out tranche B senior secured notes, 11.46% (SOFR + 7.00%), (0.75% floor) due May 5, 2028(4)(5)(15)(25)	March 20, 2024	2,800,000	1,671,201	102,676
first lien fourth out senior secured notes, 11.46% (SOFR + 7.00%), (0.75% floor) due May 5, 2028(4)(5)(15)(25)	March 20, 2024	2,800,000	807,517	65,324

Dodge Data & Analytics, LLC
first lien first out senior secured notes, 10.92% (SOFR + 6.25%), (0.50% floor) due January 31, 2029(4)(5)(6)(14)(30)(35)	November 14, 2024	2,197,802	2,165,395	2,166,659
first lien second out senior secured notes, 9.42% (SOFR + 4.75%), (0.50% floor) due February 28, 2029(4)(5)(6)(14)(30)(35)	November 14, 2024	3,047,835	2,451,974	2,423,029
second lien senior secured notes, 12.92% (SOFR + 8.25%) PIK, (0.50% floor) due March 31, 2029(3)(4)(5)(14)(30)(35)	November 14, 2024	15,000,000	6,248,129	6,000,000

Help/Systems Holdings, Inc.
first lien senior secured notes, 8.69% (SOFR + 4.00%), (0.75% floor) due November 19, 2026(4)(5)(6)(14)(25)	October 6, 2022	4,401,177	4,246,722	3,866,170
second lien senior secured notes, 11.44% (SOFR + 6.75%), (0.75% floor) due November 19, 2027(4)(5)(14)(25)	October 14, 2021	8,000,000	8,002,291	5,010,000

Kofax, Inc.
first lien senior secured notes, 9.94% (SOFR + 5.25%), (0.50% floor) due July 20, 2029(4)(5)(6)(14)(30)	February 1, 2023	9,857,013	9,277,564	8,822,027

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

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2024

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 17, 2026(9)(11)(12)(18)(24)(32)	January 25, 2013	$14,447,790	$6,207,075	$1,445

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 17, 2028(9)(11)(12)(18)(32)	April 11, 2014	28,500,000	18,179,226	2,850

Venture XVII, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(24)(32)	January 27, 2017	6,200,000	2,321,562	620

Venture XX, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(24)(31)(32)	July 27, 2018	3,000,000	332,779	—

Venture 35 CLO, Limited
CLO subordinated notes, estimated yield 0.00% due October 22, 2031(9)(11)(12)(18)(32)	December 7, 2020	5,000,000	831,996	350,000

Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 15, 2029(9)(11)(12)(13)(18)(26)(32)	May 3, 2017	10,500,000	5,070,160	66,497
Total Structured Finance			$179,563,328	$104,594,232	65.1%
Total Collateralized Loan Obligation – Equity Investments			$179,563,328	$104,594,232	65.1%

Common Stock
IT Consulting
UniTek Global Services, Inc.
common equity(7)(27)	January 13, 2015	1,244,188	$684,960	$—
Total IT Consulting			$684,960	$—	0.0%

Telecommunication Services
ConvergeOne Holdings, Inc.
common equity(7)(36)	May 8, 2024	95,775	$1,349,602	$957,750
Total Telecommunication Services			$1,349,602	$957,750	0.6%
Total Common Stock			$2,034,562	$957,750	0.6%

Warrants
Healthcare
Careismatic Brands, LLC
common equity warrants (June 2029 expiry, $119.80 strike)(7)(16)	June 13, 2024	62,157	$—	$—
Total Healthcare			$—	$—	0.0%
Total Warrants			$—	$—	0.0%

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2024

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Preferred Stock
IT Consulting
UniTek Global Services, Inc.
Series B Preferred Stock(3)(17)(21)(27)	June 26, 2019	21,427,212	$9,002,159	$—
Series B Senior Preferred Stock(3)(17)(22)(27)	June 26, 2019	12,080,847	4,535,443	—
Series B Super Senior Preferred Stock(3)(17)(23)(27)	June 26, 2019	6,936,410	2,614,260	4,614,100
Total IT Consulting			$16,151,862	$4,614,100	2.9%
Total Preferred Equity			$16,151,862	$4,614,100	2.9%
Total Investments in Securities(8)			$375,193,318	$260,852,859	162.4%

Cash Equivalents
First American Government Obligations Fund – Class Z Shares, 4.35%(19)		34,433,088	$34,433,088	$34,433,088
Total Preferred Equity			$34,433,088	$34,433,088	21.4%
Total Investments in Securities and Cash Equivalents			$409,626,406	$295,285,947	183.8%

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

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$5,085,450	$7,021,819	$10,620,205	$13,442,866
Income from securitization vehicles and investments	3,855,072	3,885,916	7,811,125	7,818,290
Other income	581,659	537,721	1,251,901	861,724
Total investment income from non-affiliated/non-control investments	9,522,181	11,445,456	19,683,231	22,122,880
Total investment income	9,522,181	11,445,456	19,683,231	22,122,880
EXPENSES
Interest expense	1,929,045	1,960,984	3,888,332	3,921,966
Base Fee	1,036,312	1,023,352	2,095,097	2,011,168
Professional fees	444,251	491,037	767,703	802,784
Compensation expense	228,296	174,482	467,873	381,380
General and administrative	360,127	447,519	715,386	794,144
Excise tax	24,585	(373,824)	145,401	(48,024)
Total expenses before incentive fees	4,022,616	3,723,550	8,079,792	7,863,418
Net Investment Income Incentive Fees	—	—	—	—
Capital gains incentive fees	—	—	—	—
Total incentive fees	—	—	—	—
Total expenses	4,022,616	3,723,550	8,079,792	7,863,418
Net investment income	5,499,565	7,721,906	11,603,439	14,259,462
NET CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) AND REALIZED GAINS/(LOSSES) ON INVESTMENT TRANSACTIONS
Net change in unrealized appreciation/(depreciation) on investments:
Non-Affiliate/non-control investments	1,253,135	30,353,371	(813,761)	30,498,482
Affiliated investments	—	(2,376,310)	—	(2,732,427)
Total net change in unrealized appreciation/(depreciation) on investments	1,253,135	27,977,061	(813,761)	27,766,055
Net realized losses:
Non-affiliated/non-control investments	(2,321,562)	(30,439,962)	(14,480,057)	(38,534,902)
Extinguishment of debt	(45,781)	—	(45,781)	—
Total net realized losses	(2,367,343)	(30,439,962)	(14,525,838)	(38,534,902)
Net increase/(decrease) in net assets resulting from operations	$4,385,357	$5,259,005	$(3,736,160)	$3,490,615
Net increase in net assets resulting from net investment income per common share (Basic and Diluted)	$0.08	$0.13	$0.16	$0.24
Net increase/(decrease) in net assets resulting from operations per common share (Basic and Diluted)	$0.06	$0.09	$(0.05)	$0.06
Weighted average shares of common stock outstanding (Basic and Diluted)	73,243,091	60,654,421	71,622,922	60,146,853
Distributions per share	$0.105	$0.105	$0.210	$0.210

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Increase/(decrease) in net assets from operations:
Net investment income	$5,499,565	$7,721,906	$11,603,439	$14,259,462
Net change in unrealized appreciation/(depreciation) on investments…	1,253,135	27,977,061	(813,761)	27,766,055
Net realized losses	(2,367,343)	(30,439,962)	(14,525,838)	(38,534,902)
Net increase/(decrease) in net assets resulting from operations…	4,385,357	5,259,005	(3,736,160)	3,490,615
Distributions to stockholders
Distributions from net investment income	(7,708,422)	(6,378,631)	(15,058,123)	(12,641,734)
Tax return of capital distributions	—	—	—	—
Total distributions to stockholders	(7,708,422)	(6,378,631)	(15,058,123)	(12,641,734)

Capital share transactions:
Issuance of common stock (net of offering costs and underwriting fees of $198,763, $188,102, $307,721, and $197,595, respectively)	11,625,208	8,896,714	15,089,856	9,820,169
Reinvestment of distributions	238,263	295,121	461,663	434,357
Net increase in net assets from capital share transactions	11,863,471	9,191,835	15,551,519	10,254,526
Total increase/(decrease) in net assets	8,540,406	8,072,209	(3,242,764)	1,103,407
Net assets at beginning of period	148,882,310	144,339,823	160,665,480	151,308,625
Net assets at end of period	$157,422,716	$152,412,032	$157,422,716	$152,412,032
Capital share activity:
Shares issued	4,943,506	2,932,908	6,284,644	3,257,030
Shares issued from reinvestment of distributions	106,066	100,383	193,156	148,126
Net increase in capital share activity	5,049,572	3,033,291	6,477,800	3,405,156

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease)/increase in net assets resulting from operations	$(3,736,160)	$3,490,615
Adjustments to reconcile net (decrease)/increase in net assets resulting from operations to net cash provided by operating activities:
Accretion of discounts on investments	(1,416,719)	(705,550)
Accretion of discounts on notes payable and deferred debt issuance costs	304,383	308,503
PIK income	(1,696,588)	(117,181)
Purchases of investments	(28,046,839)	(28,512,731)
Repayments of principal	8,942,707	32,179,109
Proceeds from the sale of investments	10,742,669	1,392,002
Net realized losses on investments	14,480,057	38,534,902
Reductions to CLO equity cost value	3,499,350	7,225,657
Net change in unrealized depreciation/(appreciation) on investments	813,761	(27,766,055)
Decrease in interest and distributions receivable	436,576	701,909
Increase in other assets	(30,407)	(322,915)
Decrease in accrued interest payable	(104,166)	—
(Decrease)/increase in Base Fee and Net Investment Income Incentive Fee payable	(179,652)	10,963
Increase in accrued expenses	319,557	241,833
Net cash provided by operating activities	4,328,529	26,661,061

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid (net of stock issued under distribution reinvestment plan of $461,663 and $434,357, respectively)	(14,596,460)	(12,207,377)
Principal repayment of 6.25% Unsecured Notes	(10,000,000)	—
Extinguishment of debt	45,781	—
Proceeds from issuance of common stock	15,397,577	10,017,764
Underwriting fees and offering costs for the issuance of common stock	(307,721)	(197,595)
Net cash used in financing activities	(9,460,823)	(2,387,208)
Net (decrease)/increase in cash and cash equivalents	(5,132,294)	24,273,853
Cash and cash equivalents, beginning of period	34,926,468	5,740,553
Cash and cash equivalents, end of period	$29,794,174	$30,014,406

NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with distribution reinvestment plan	$461,663	$434,357

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$3,688,114	$3,613,461
Securities sold, not settled	$—	$3,402,645
Securities purchased, not settled	$—	$10,852,405

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2025
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
June 30, 2025
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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of deposits held at custodian banks, and highly liquid investments, such as money market funds, with original maturities of three months or less. The Company places its cash equivalents with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit. Cash equivalents are classified as Level 1 assets and are included on the Company’s schedule of investments. Certain cash equivalents are carried at cost or amortized cost, which approximates fair value, and investments held in money market funds are valued at their net asset value (“NAV”) per share.

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

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, all of the Company’s investments are based upon Level 3 inputs as of June 30, 2025 and December 31, 2024.

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
June 30, 2025
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
June 30, 2025
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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of June 30, 2025, the Company had no debt investments that were on non-accrual status. As of December 31, 2024, the Company had one debt investment that was on non-accrual status.

Interest income also includes a payment-in-kind (“PIK”) component on certain investments in the Company’s portfolio. Refer to the section below, “Payment-In-Kind,” for a description of PIK income and its impact on interest income.

Payment-In-Kind

The Company has debt and preferred stock investments in its portfolio that contain contractual PIK provisions. PIK interest and preferred stock dividends are computed at their contractual rates and are accrued into income and recorded as interest and dividend income, respectively. The PIK amounts are added to the principal balances on the capitalization dates. Upon capitalization, the PIK portions of the investments are valued at their respective fair values. If the Company believes that PIK is not fully expected to be realized, the PIK investment would be placed on non-accrual

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends would be reversed from the related receivable through interest or dividend income, respectively. PIK investments on non-accrual status are restored to accrual status once it becomes probable that such PIK will be ultimately collectible in cash. For the three and six months ended June 30, 2025, approximately $857,000 and $1.6 million of PIK, respectively, was recognized as interest income. For the three and six months ended June 30, 2024, approximately $104,000 and $117,000 of PIK, respectively, was recognized as interest income. For the three months ended June 30, 2025, there was no PIK recognized as other income. For the six months ended June 30, 2025, approximately $131,000 of PIK was recognized as other income. For the three and six months ended June 30, 2025 and 2024, the Company did not recognize PIK dividend income on its preferred stock investments.

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

The Company also records income on its investments in CLO warehouse facilities based on a stated rate per the underlying note purchase agreement plus accrued interest or, if there is no stated rate, then an estimated rate is calculated using a base case model projecting the timing of the ramp-up of the CLO warehouse facility. For the three and six months ended June 30, 2025 and 2024, no income was recognized related to CLO warehouse facilities. As of June 30, 2025 and December 31, 2024, the Company did not hold any investments in CLO warehouse facilities.

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

Preferred Stock Dividends

The Company holds preferred stock investments in its portfolio that contain cumulative preferred dividends that accumulate quarterly. The Company will generally record cumulative preferred dividends as investment income when they are received or declared by the portfolio company’s board of directors or upon any voluntary or involuntary liquidation, dissolution or winding up of the portfolio company, and are collectible. There were no cumulative preferred dividends recorded as dividend income during the three and six months ended June 30, 2025 and 2024, as the Company deemed them to be uncollectible.

DEFERRED DEBT ISSUANCE COSTS

Deferred debt issuance costs consist of fees and expenses incurred in connection with the closing or amending of credit facilities and debt offerings, and are capitalized at the time of payment. These costs are amortized using the straight line method over the terms of the respective credit facilities and debt securities. The

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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
June 30, 2025
(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The Company recognizes the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained, assuming examination by tax authorities. Through June 30, 2025, management has analyzed the Company’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions expected to be taken in the Company’s 2024 or 2025 tax returns. The Company identifies its major tax jurisdictions as U.S. Federal and the state of Connecticut. The Company did not have any uncertain tax positions that met the recognition measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company files tax returns with the Internal Revenue Service and the state of Connecticut. Generally, each of the last three tax returns filed remains subject to examination by taxing authorities.

For tax purposes, the cost basis of the portfolio investments as of June 30, 2025 and December 31, 2024, was approximately $377,025,314 and $393,395,734, respectively.

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

NOTE 4. FAIR VALUE

The Company’s assets measured at fair value by investment type on a recurring basis as of June 30, 2025 were as follows:

	Fair Value Measurements at Reporting Date Using			Total
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior Secured Notes	$—	$—	$146.8	$146.8
CLO Equity	—	—	89.3	89.3
Equity and Other Investments	—	—	5.3	5.3
Total Investments at fair value(1)	—	—	241.5	241.5
Cash equivalents	29.0	—	—	29.0
Total assets at fair value	$29.0	$—	$241.5	$270.5

____________

(1)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2025
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

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of June 30, 2025 and December 31, 2024, respectively. The Company’s Valuation Policy, which was previously approved by the Board, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or Oxford Square Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional analysis will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the tables below are based on fair values for all debt related calculations and CLO equity.

	Quantitative Information about Level 3 Fair Value Measurements				Impact to Fair Value from an Increase in Input(2)
Assets ($ in millions)	Fair Value as of June 30, 2025	Valuation Techniques/Methodologies	Unobservable Input	Range/Weighted Average(1)
Senior Secured Notes	$146.8	Market quotes	NBIB(3)	23.1% – 100.5%/80.2%	NA
CLO Equity	86.0	Market quotes	NBIB(3)	0.0% – 81.0%/30.7%	NA
	2.5	Yield Analysis	Yield	15.8%/ncm(5)	Decrease
	0.8	Discounted cash flow(6)	Discount rate(7)	5.6% – 21.5%/19.2%	Decrease
	0.0	Liquidation Net Asset Value(10)(11)	NBIB(3)	0.0% – 0.2%/0.0%	NA
Equity and Other Investments	0.3	Market quotes	NBIB(3)	$3.0/ncm(5)	NA
	5.0	Enterprise value(8)	LTM EBITDA(9)	$35.5 million/ncm(5)	Increase
			Market multiples(9)	8.5x – 9.5x/9.0x	Increase
Total Fair Value for Level 3 Investments(4)	$241.5

____________

(1)      Weighted averages are calculated based on fair value of investments.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2025
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

(4)      Totals may not sum due to rounding.

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

(11)    Total fair value of CLO equity investments valued under the liquidation net asset value methodology is less than $100,000.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

NOTE 4. FAIR VALUE (cont.)

	Quantitative Information about Level 3 Fair Value Measurements				Impact to Fair Value from an Increase in Input(2)
Assets ($ in millions)	Fair Value as of December 31, 2024	Valuation Techniques/Methodologies	Unobservable Input	Range/Weighted Average(1)
Senior Secured Notes	$150.2	Market quotes	NBIB(3)	2.0% – 101.0%/75.3%	NA
	0.5	Liquidation Net Asset Value	NBIB(3)	19.9% – 19.9%/19.9%	NA
CLO equity	103.6	Market quotes	NBIB(3)	0.0% – 83.9%/30.8%	NA
	1.0	Discounted cash flow(5)	Discount rate(6)	6.0% – 21.1%/20.1%	Decrease
	0.0	Liquidation Net Asset Value(9)	NBIB(3)	0.0% – 0.1%/0.0%	NA
Equity and Other Investments	1.0	Market quotes	NBIB(3)	$10/ncm(4)	NA
	4.6	Enterprise value(7)	LTM EBITDA(8)	$34.0 million/ncm(4)	Increase
			Market multiples(8)	8.3x – 9.3x/8.8x	Increase
Total Fair Value for Level 3 Investments	$260.9

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

NOTE 4. FAIR VALUE (cont.)

(9)      The fair value of those CLO equity positions which have been optionally redeemed are generally valued using a liquidation net asset value basis which represents the estimated expected residual value of the CLO as of the end of the period.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2025, and the level of each financial liability within the fair value hierarchy:

($ in millions)	Carrying Value(1)	Fair Value(2)	Level 1	Level 2	Level 3
6.25% Unsecured Notes	$34.6	$34.9	$—	$34.9	$—
5.50% Unsecured Notes	79.3	76.8	—	76.8	—
Total	$113.9	$111.7	$—	$111.7	$—

____________

(1)      Carrying value is net of unamortized deferred debt issuance costs. Unamortized deferred debt issuance costs associated with the 6.25% Unsecured Notes totaled approximately $0.2 million as of June 30, 2025. Unamortized deferred debt issuance costs associated with the 5.50% Unsecured Notes totaled approximately $1.2 million as of June 30, 2025.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

NOTE 4. FAIR VALUE (cont.)

A reconciliation of the fair value of investments for the three months ended June 30, 2025, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Equity	Equity and Other Investments	Total(2)
Balance at March 31, 2025	$147.3	$91.3	$4.5	$243.2
Net realized losses included in earnings	—	(2.3)	—	(2.3)
Net unrealized (depreciation)/appreciation included in earnings	(1.7)	2.1	0.9	1.3
Accretion of discounts	0.5	—	—	0.5
Purchases	—	—	—	—
Repayments and Sales	(0.2)	—	—	(0.2)
Reductions to CLO equity cost value	—	(1.8)	—	(1.8)
Payment in Kind income	0.9	—	—	0.9
Transfers in and/or (out) of level 3	—	—	—	—
Balance at June 30, 2025(2)	$146.8	$89.3	$5.3	$241.5
Net change in unrealized (depreciation)/appreciation on Level 3 investments still held as of June 30, 2025	$(1.7)	$(0.2)	$0.9	$(1.0)

____________

(1)      Reduction to CLO equity cost value of approximately $1.8 million represented the distributions received, or entitled to be received, on the Company’s investments held in CLO equity subordinated and income notes of approximately $5.6 million, plus the amortization of cost of the Company’s CLO fee notes of approximately $6,000, less the effective yield interest income recognized on the Company’s CLO equity subordinated and income notes of approximately $3.9 million.

(2)      Totals may not sum due to rounding.

A reconciliation of the fair value of investments for the six months ended June 30, 2025, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Equity	Equity and Other Investments	Total(2)
Balance at December 31, 2024	$150.7	$104.6	$5.6	$260.9
Net realized losses included in earnings	(12.6)	(2.3)	0.4	(14.5)
Net unrealized appreciation/(depreciation) included in earnings	8.8	(9.4)	(0.2)	(0.8)
Accretion of discounts	1.4	—	—	1.4
Purchases	16.0	—	—	16.0
Repayments and Sales	(19.2)	—	(0.5)	(19.7)
Reductions to CLO equity cost value	—	(3.5)	—	(3.5)
Payment in Kind income	1.7	—	—	1.7
Transfers in and/or (out) of level 3	—	—	—	—
Balance at June 30, 2025(2)	$146.8	$89.3	$5.3	$241.5
Net change in unrealized depreciation on Level 3 investments still held as of June 30, 2025	$(3.4)	$(11.7)	$(0.1)	$(15.2)

____________

(1)      Reduction to CLO equity cost value of approximately $3.5 million represented the distributions received, or entitled to be received, on the Company’s investments held in CLO equity subordinated and income notes of approximately $11.3 million, plus the amortization of cost of the Company’s CLO fee notes of approximately $12,000, less the effective yield interest income recognized on the Company’s CLO equity subordinated and income notes of approximately $7.8 million.

(2)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2025
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

(2)      Totals may not sum due to rounding.

The following table shows the fair value of the Company’s portfolio of investments by asset class as of June 30, 2025 and December 31, 2024:

($ in millions)	June 30, 2025		December 31, 2024
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$146.8	60.8%	$150.7	57.8%
CLO Equity	89.3	37.0%	104.6	40.1%
Equity and Other Investments	5.3	2.2%	5.6	2.1%
Total(1)	$241.5	100.0%	$260.9	100.0%

____________

(1)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

NOTE 5. CASH AND CASH EQUIVALENTS

At June 30, 2025 and December 31, 2024, respectively, cash and cash equivalents were as follows:

	June 30, 2025	December 31, 2024
Cash	$794,446	$493,380
Cash Equivalents	28,999,728	34,433,088
Total Cash and Cash Equivalents	$29,794,174	$34,926,468

For further details regarding the composition of cash and cash equivalents refer to “Note 3. Summary of Significant Accounting Policies.”

NOTE 6. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%, immediately after such borrowing. As of June 30, 2025 and December 31, 2024, the Company’s asset coverage for borrowed amounts was 235% and 227%, respectively.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of June 30, 2025 and December 31, 2024. The fair value of the 6.25% Unsecured Notes is based upon the closing price on the last day of the period. The 6.25% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQZ”). The fair value of the 5.50% Unsecured Notes is based upon the closing price on the last day of the period. The 5.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQG”).

($ in millions)	As of
	June 30, 2025			December 31, 2024
	Principal Amount	Carrying Value(1)	Fair Value	Principal Amount	Carrying Value(1)	Fair Value
6.25% Unsecured Notes	$34.8	$34.6	$34.9	$44.8	$44.5	$44.4
5.50% Unsecured Notes	80.5	79.3	76.8	80.5	79.1	74.7
Total	$115.3	$113.9	$111.7	$125.3	$123.6	$119.1

____________

(1)      The Carrying Value represents the aggregate principal amount outstanding less the unamortized deferred issuance costs. As of June 30, 2025, the total unamortized deferred issuance costs for the 6.25% Unsecured Notes and 5.50% Unsecured Notes was approximately $0.2 million and $1.2 million, respectively. As of December 31, 2024, the total unamortized deferred issuance costs for the 6.25% Unsecured Notes, and 5.50% Unsecured Notes was approximately $0.3 million, and $1.4 million, respectively.

The weighted average stated interest rate and weighted average maturity on the Company’s borrowings as of June 30, 2025 were 5.73% and 2.4 years, respectively, and as of December 31, 2024 were 5.77% and 2.8 years, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

NOTE 6. BORROWINGS (cont.)

The tables below summarize the components of interest expense for the three and six months ended June 30, 2025 and June 30, 2024, respectively:

($ in thousands)	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total(1)
6.25% Unsecured Notes	$670.3	$55.7	$726.0	$1,370.2	$113.2	$1,483.4
5.50% Unsecured Notes	1,106.9	96.1	1,203.0	2,213.8	191.2	2,404.9
Total(1)	$1,777.2	$151.8	$1,929.0	$3,583.9	$304.4	$3,888.3

____________

(1)      Totals may not sum due to rounding.

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
6.25% Unsecured Notes	$699.9	$58.1	$758.0	$1,399.7	$116.3	$1,516.0
5.50% Unsecured Notes	1,106.9	96.1	1,203.0	2,213.8	192.2	2,406.0
Total(1)	$1,806.7	$154.3	$1,961.0	$3,613.5	$308.5	$3,922.0

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

On May 14, 2025, the Company caused notices to be issued to the holders of its 6.25% Unsecured Notes regarding the Company’s exercise of its option to redeem, in part, the issued and outstanding 6.25% Unsecured Notes. The Company redeemed $10.0 million in aggregate principal amount of the $44.8 million in aggregate principal amount of issued and outstanding 6.25% Unsecured Notes on June 13, 2025, or the “June Redemption Date.” The Notes were redeemed at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from April 30, 2025, to, but not including, the June Redemption Date.

The aggregate accrued interest payable on the 6.25% Unsecured Notes as of June 30, 2025 was approximately $362,000. As of June 30, 2025, the Company had unamortized deferred debt issuance costs of approximately $151,000 relating to the 6.25% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 6.25% Unsecured Notes and are included in interest expense in the statements of operations.

The cash paid and the effective annualized interest rate for the three months ended June 30, 2025 were approximately $775,000 and 6.80%, respectively. The cash paid and the effective annualized interest rate for the six months ended June 30, 2025 were approximately $1.5 million and 6.83%, respectively. The cash paid and the effective annualized interest rate for the three months ended June 30, 2024 were approximately $700,000 and 6.81%, respectively. The cash paid and the effective annualized interest rate for the six months ended June 30, 2024 were approximately $1.4 million and 6.81%, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2025
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

The aggregate accrued interest payable on the 5.50% Unsecured Notes as of June 30, 2025 was approximately $738,000. As of June 30, 2025, the Company had unamortized deferred debt issuance costs of approximately $1.2 million relating to the 5.50% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 5.50% Unsecured Notes and are included in interest expense in the statements of operations. The cash paid and the effective annualized interest rate for the three months ended June 30, 2025 were approximately $1.1 million and 5.99%, respectively. The cash paid and the effective annualized interest rate for the six months ended June 30, 2025 were approximately $2.2 million and 6.02%, respectively. The cash paid and the effective annualized interest rate for the three months ended June 30, 2024 were approximately $1.1 million and 6.01%, respectively. The cash paid and the effective annualized interest rate for the six months ended June 30, 2024 were approximately $2.2 million and 6.01%, respectively.

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
June 30, 2025
(Unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

The following table represents the portion of the total advisory fee ascribed to the Base Fee (pursuant to the 2016 Fee Waiver calculation) for the three and six months ended June 30, 2025 and 2024, respectively:

($ in millions)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Base Fee	$1.0	$1.0	$2.1	$2.0

The Base Fee payable to Oxford Square Management as of June 30, 2025 and December 31, 2024 was $1.0 million and $1.2 million, respectively.

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
June 30, 2025
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
June 30, 2025
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

The following table represents the portion of the total advisory fee ascribed to Net Investment Income Incentive Fees (pursuant to the 2016 Fee Waiver calculation) for the three and six months ended June 30, 2025 and 2024, respectively.

($ in millions)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net Investment Income Incentive Fee	$—	$—	$—	$—

There was no Net Investment Income Incentive Fee payable to Oxford Square Management as of June 30, 2025 and December 31, 2024.

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

There were no Capital Gains Incentive Fees based on hypothetical liquidation for the three and six months ended June 30, 2025 and 2024. There were no accrued Capital Gains Incentive Fees payable to Oxford Square Management as of June 30, 2025 and December 31, 2024.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2025
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

For the three months ended June 30, 2025 and 2024, the Company incurred approximately $228,000 and $174,000, respectively, in compensation expenses for the services of employees allocated to the administrative activities of the Company, pursuant to the Administration Agreement with Oxford Funds. For the six months ended June 30, 2025 and 2024, the Company incurred approximately $468,000 and $381,000, respectively, in compensation expenses. In addition, the Company incurred approximately $14,000 and $16,000 for facility costs allocated under the Administration Agreement for the three months ended June 30, 2025 and 2024, respectively. The Company incurred approximately $28,000 and $32,000 for facility costs for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there were $26,000 accrued compensation expenses payable under the Administration Agreement. As of December 31, 2024, there were no accrued compensation expenses payable under the Administration Agreement.

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

The Company has applied for a new exemptive relief order which, if granted, would supersede the Order with respect to negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Entities (each as defined in the application). There can be no assurance that we will obtain such new exemptive relief from the SEC.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase and decrease in net assets resulting from net investment income and operations per share for the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net investment income	$5,499,565	$7,721,906	$11,603,439	$14,259,462
Weighted average common shares outstanding	73,243,091	60,654,421	71,622,922	60,146,853
Net increase in net assets resulting from net investment income per common share	$0.08	$0.13	$0.16	$0.24
Net increase/(decrease) in net assets resulting from operations	$4,385,357	$5,259,005	$(3,736,160)	$3,490,615
Net increase/(decrease) in net assets resulting from operations per common share	$0.06	$0.09	$(0.05)	$0.06

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs to make distributions of taxable income sufficient to relieve it of substantially all federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on such income. The Company will accrue excise tax on estimated excess taxable income, if any, as required. The Company accrued approximately $629,000 of estimated excise tax payable for actual 2024 and estimated 2025 excise tax on undistributed taxable income as of June 30, 2025. The Company had previously accrued approximately $483,000 for estimated 2024 excise tax on estimated excess undistributed taxable income as of December 31, 2024. This amount is included in “Accrued Expenses” on the Statements of Assets and Liabilities.

The Company has adopted an “opt out” distribution reinvestment plan for its common stockholders. As a result, if the Company makes a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of common stock, unless they specifically “opt out” of the distribution reinvestment plan so as to receive cash distributions. During the three months ended June 30, 2025 and 2024, the Company issued 106,066 and 100,383 shares, respectively, of common stock for approximately $238,000 and $295,000, respectively, to stockholders in connection with the distribution reinvestment plan. During the six months ended June 30, 2025 and 2024, the Company issued 193,156 and 148,126 shares, respectively, of common stock for approximately $462,000 and $434,000, respectively, to stockholders in connection with the distribution reinvestment plan. During the three months and six months ended June 30, 2025 as part of the Company’s dividend reinvestment plan for its common stockholders, the Company’s dividend reinvestment administrator did not purchase any shares of common stock in the open market to satisfy the reinvestment portion of the Company’s dividends. On each of January 31 and February 28, 2025, the Company paid monthly distributions of approximately $2.4 million, or $0.035 per share. On March 31 and April 30, 2025, the Company paid monthly distributions of approximately $2.5 million,

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

NOTE 9. DISTRIBUTIONS (cont.)

or $0.035 per share. On May 30, 2025, the Company paid monthly distributions of approximately $2.6 million, or $0.035 per share. On June 30, 2025, the Company paid monthly distributions of approximately $2.7 million, or $0.035 per share.

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

The tax character of distributions for the six months ended June 30, 2025, represented, on an estimated basis, $0.21 per share from ordinary income. For the six months ended June 30, 2025, the amounts and sources of distributions reported are only estimates (based on an average of the reported tax character historically) and are not being provided for U.S. federal income tax reporting purposes. The timing and character of distributions for U.S. federal income tax purposes (which are determined in accordance with the U.S. federal tax rules which may differ from GAAP) may be materially different than the historical information the Company used in providing the estimates herein. The final determination of the source of all distributions in 2025 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

NOTE 10. NET ASSET VALUE PER SHARE

The Company’s net asset value per share as of June 30, 2025, and December 31, 2024, was $2.06 and $2.30, respectively. In determining the Company’s net asset value per share, the Board determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 11. SHARE ISSUANCE AND REPURCHASE PROGRAMS

On August 22, 2023, the Company entered into Amendment No. 1 to the Equity Distribution Agreement dated August 1, 2019 with Ladenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $150.0 million of the Company’s common stock through an At-the-Market (“ATM”) offering. On August 16, 2024, the Company entered into an amended and restated equity distribution agreement (the “Amended and Restated Equity Distribution Agreement”) with Lucid Capital Markets, LLC and Ladenburg Thalmann & Co. Inc., as the sales agents, to add Lucid Capital Markets, LLC as an additional sales agent to the Amended and Restated Equity Distribution Agreement. The Company sold a total of 4,943,506 and 6,284,644 shares of common stock pursuant to the ATM offering during the three months and six months ended June 30, 2025, respectively. The total amount of capital raised net of underwriting fees and offering costs was approximately $11.6 million and $15.1 million during the three and six months ended June 30, 2025, respectively.

From time to time, the Board may authorize a share repurchase program under which shares are purchased in open market transactions. Since the Company is incorporated in Maryland, MGCL requires share repurchases to be accounted for as a share retirement. The cost of repurchased shares is charged against capital on the settlement date. During the three months ended June 30, 2025 and 2024, the Company was not authorized to repurchase any shares of outstanding common stock.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

NOTE 12. INVESTMENT INCOME

The following table sets forth the components of investment income for the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Interest Income
Stated interest income	$3,678,558	$6,371,911
PIK interest income	857,257	103,609
Original issue discount and market discount income	546,470	403,275
Discount income derived from unscheduled remittances at par	3,165	143,024
Total interest income	$5,085,450	$7,021,819
Income from Securitization Vehicles and Investments	$3,855,072	$3,885,916
Other Income
Fee letters	143,380	223,141
Money market fund income and all other fees	438,279	314,580
Total other income	$581,659	$537,721
Total Investment Income	$9,522,181	$11,445,456
	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Interest Income
Stated interest income	$7,638,839	$12,500,368
PIK interest income	1,565,608	117,181
Original issue discount and market discount income	1,416,719	705,550
(Amortized premium)/discount income derived from unscheduled remittances at par	(961)	119,767
Total interest income	$10,620,205	$13,442,866
Income from Securitization Vehicles and Investments	$7,811,125	$7,818,290
Other Income
Fee letters	289,059	355,129
Money market fund income and all other fees	962,842	506,595
Total other income	$1,251,901	$861,724
Total Investment Income	$19,683,231	$22,122,880

The 1940 Act requires that a BDC offer significant managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three and six months ended June 30, 2025 and 2024, the Company received no fee income for managerial assistance.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

NOTE 13. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote. As of June 30, 2025, the Company did not have any commitments to purchase additional debt investments.

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

NOTE 14. FINANCIAL HIGHLIGHTS

Financial highlights for the three and six months ended June 30, 2025 and 2024, respectively, are as follows:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Per Share Data
Net asset value at beginning of period	$2.09	$2.42	$2.30	$2.55
Net investment income(1)	0.08	0.13	0.16	0.24
Net realized and unrealized (losses)/gains(2)	(0.02)	(0.04)	(0.21)	(0.18)
Net (decrease)/increase in net asset value from operations	0.06	0.09	(0.05)	0.06
Distributions per share from net investment income	(0.11)	(0.11)	(0.21)	(0.21)
Tax return of capital distributions(3)	—	—	—	—
Total distributions	(0.11)	(0.11)	(0.21)	(0.21)
Effect of shares issued	0.02	0.03	0.02	0.03
Net asset value at end of period	$2.06	$2.43	$2.06	$2.43
Per share market value at beginning of period	$2.61	$3.17	$2.44	$2.86
Per share market value at end of period	$2.23	$2.94	$2.23	$2.94
Total return based on market value(4)	(10.49)%	(4.06)%	(0.30)%	9.98%
Total return based on net asset value(5)	3.59%	4.75%	(1.30)%	3.53%
Shares outstanding at end of period	76,236,738	62,705,628	76,236,738	62,705,628

Ratios/Supplemental Data(8)
Net assets at end of period (000’s)	$157,423	$152,412	$157,423	$152,412
Average net assets (000’s)	$152,126	$146,781	$152,806	$147,520
Ratio of expenses to average net assets(6)	10.78%	11.15%	10.62%	10.99%
Ratio of net investment income to average net assets(6)	14.26%	20.04%	15.15%	19.00%
Portfolio turnover rate(7)	—%	7.02%	6.40%	14.37%

____________

(1)      Represents per share net investment income for the period, based upon weighted average shares outstanding.

(2)      Net realized and unrealized gains/(losses) include rounding adjustments to reconcile change in net asset value per share.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2025
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

(8)      The following table provides supplemental ratios (annualized) measured for the three and six months ended June 30, 2025 and 2024:
	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Ratio of expenses to average net assets:
Net investment income incentive fees	—%	—%	—%	—%
Capital gains incentive fees	—%	—%	—%	—%
Ratio of expenses, excluding interest expense to average net assets	5.70%	5.81%	5.53%	5.68%

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
June 30, 2025
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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

NOTE 17. SUBSEQUENT EVENTS

The Company redeemed $10.0 million in aggregate principal amount of the $34.8 million in aggregate principal amount of issued and outstanding 6.25% Unsecured Notes on July 18, 2025, or the “July Redemption Date.” The Notes were redeemed at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from April 30, 2025, to, but not including, the July Redemption Date.

On August 7, 2025, the Company completed an underwritten public offering of approximately $65.0 million in aggregate principal amount of its 7.75% Unsecured Notes due 2030 (the “7.75% Notes”). The Company has granted the underwriters an option to purchase up to an additional $9.75 million in aggregate principal amount of notes. The 7.75% Notes will mature on July 31, 2030, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after July 31, 2027. The 7.75% Notes bear interest at a rate of 7.75% per year payable quarterly on January 31, April 30, July 31 and October 31 of each year. The 7.75% Notes are listed on the NASDAQ Global Select Market under the trading symbol “OXSQH.”

The Board declared the following distributions payable to stockholders as shown below:

Date Declared	Record Dates	Payable Dates	Per Share Distribution Amount Declared
April 22, 2025	July 17, 2025	July 31, 2025	$0.035
April 22, 2025	August 15, 2025	August 29, 2025	$0.035
April 22, 2025	September 16, 2025	September 30, 2025	$0.035
July 30, 2025	October 17, 2025	October 31, 2025	$0.035
July 30, 2025	November 14, 2025	November 28, 2025	$0.035
July 30, 2025	December 17, 2025	December 31, 2025	$0.035

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

We generally expect to invest between $5 million and $25 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of June 30, 2025, our debt investments had stated interest rates of between 7.08% and 12.70% and maturity dates of between 4 and 80 months. In addition, our portfolio had a weighted average annualized yield on debt investments of approximately 14.46% as of June 30, 2025.

The weighted average annualized yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average annualized yield was computed using the effective interest rates as of June 30, 2025, including accretion of original issue discount (“OID”) and excluding any debt investments on non-accrual status. There can be no assurance that the weighted average annualized yield will remain at its current level.

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

During the three months ended June 30, 2025, U.S. loan market performance weakened versus the three months ended March 31, 2025. U.S. loan prices, as defined by the Morningstar/LSTA US Leveraged Loan Index, increased from 96.31% of par as of March 31, 2025 to 97.07% of par as of June 30, 2025.

As of June 30, 2025, the Company’s Board of Directors approved the fair value of the Company’s investment portfolio of approximately $241.5 million in good faith in accordance with the Company’s valuation procedures.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) revenues and expenses during the periods reported. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. Actual results could materially differ from those estimates. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2024. See “Note 3. Summary of Significant Accounting Policies” to our financial statements for the three and six months ended June 30, 2025 for more information on our critical accounting policies.

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

We consider the attributes of current market conditions on an on-going basis and have determined that due to the general illiquidity of the market for our investment portfolio, whereby little or no market data exists, substantially all of our fair valued investments are measured based upon Level 3 inputs as of June 30, 2025 and December 31, 2024.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $241.5 million and $260.9 million as of June 30, 2025, and December 31, 2024, respectively. The decrease in the value of investments during the six month period ended June 30, 2025, was due primarily to net realized losses of approximately $14.5 million, debt repayments of approximately $8.9 million, sales of securities of approximately $10.7 million, and net unrealized depreciation on our investment portfolio of approximately $0.8 million (which incorporates reductions to CLO equity cost value of approximately $3.5 million), which were partially offset by investment acquisitions of approximately $16.0 million.

A reconciliation of the investment portfolio for the six months ended June 30, 2025 and the year ended December 31, 2024 follows:

($ in millions)	June 30, 2025	December 31, 2024
Beginning investment portfolio	$260.9	$266.9
Portfolio investments acquired	16.0	112.2
Debt repayments	(8.9)	(75.0)
Sales of securities	(10.7)	(11.8)
Reductions to CLO equity cost value(1)	(3.5)	(13.0)
Accretion of discounts on investments	1.4	1.7
PIK income	1.7	0.5
Net change in unrealized appreciation/(depreciation) on investments	(0.8)	75.7
Net realized losses on investments	(14.5)	(96.2)
Ending investment portfolio(2)	$241.5	$260.9

____________

(1)      For the six months ended June 30, 2025, the reductions to CLO equity cost value of approximately $3.5 million represented the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes of approximately $11.3 million, plus the amortization of cost on our CLO fee notes of approximately $12,000, less the effective yield interest income recognized on our CLO equity subordinated and income notes of approximately $7.8 million. For the year ended December 31, 2024, the reductions to CLO equity cost value of approximately $13.0 million represented the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes of approximately $28.4 million, plus the amortization of cost on our CLO fee notes of approximately $71,000, less the effective yield interest income recognized on our CLO equity subordinated and income notes of approximately $15.4 million.

(2)      Totals may not sum due to rounding.

During the six months ended June 30, 2025 we purchased approximately $16.0 million in portfolio investments, all of which represented investments in new portfolio companies. During the year ended December 31, 2024, we purchased approximately $112.2 million in portfolio investments, including additional investments of approximately $31.0 million in existing portfolio companies and approximately $81.2 million in new portfolio companies.

In certain instances, we receive investment proceeds based on the scheduled amortization of the outstanding loan balances and from the sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

For the six months ended June 30, 2025 and the year ended December 31, 2024, we recognized proceeds from the sales of securities of approximately $10.7 million and $11.8 million, respectively. Also, during the six months ended June 30, 2025 and the year ended December 31, 2024, we had loan principal repayments of approximately $8.9 million and $75.0 million, respectively.

As of June 30, 2025, we had investments in debt securities of, or loans to, 20 portfolio companies, with a fair value of approximately $146.8 million, CLO equity investments of approximately $89.3 million, and equity and other investments of approximately $5.3 million.

As of December 31, 2024, we had investments in debt securities of, or loans to, 21 portfolio companies, with a fair value of approximately $150.7 million, CLO equity investments of approximately $104.6 million, and equity and other investments of approximately $5.6 million.

The following table indicates the quarterly portfolio investment activity for the past six quarters:

Three Months Ended ($ in millions)	Purchases of Investments	Repayments of Principal	Sales of Investments	Reductions to CLO Equity Cost Value(1)
June 30, 2025	$—	$0.2	$—	$1.8
March 31, 2025	16.0	8.7	10.7	1.7
Total 2025 to date(2)	$16.0	$8.9	$10.7	$3.5

December 31, 2024	$25.1	$15.0	$7.0	$3.3
September 30, 2024	47.7	27.9	—	2.5
June 30, 2024	27.3	14.3	3.4	6.3
March 31, 2024	12.1	17.9	1.4	0.8
Total(2)	$112.2	$75.0	$11.8	$13.0

____________

(1)      Reductions to CLO equity cost value represent the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes, plus the amortization of cost of our CLO fee notes, less the effective yield interest income recognized on our CLO equity subordinated and income notes.

(2)      Totals may not sum due to rounding.

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$146.8	60.8%	$150.7	57.8%
CLO Equity	89.3	37.0%	104.6	40.1%
Equity and Other Investments	5.3	2.2%	5.6	2.1%
Total(1)	$241.5	100.0%	$260.9	100.0%

____________

(1)      Totals may not sum due to rounding.

Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2025 and December 31, 2024, we held qualifying assets that represented 67.6% and 63.8%, respectively, of the total assets. No additional non-qualifying assets were acquired during the periods when qualifying assets were less than 70.0% of the total assets.

The following table shows our portfolio of investments by industry at fair value, as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	($ in millions)		($ in millions)
Structured Finance(1)	$89.3	37.0%	$104.6	40.2%
Business Services	43.4	18.0%	45.5	17.4%
Software	42.0	17.4%	42.0	16.1%
Industrials	21.9	9.1%	16.0	6.1%
Healthcare	17.6	7.3%	18.9	7.2%
Food and Beverage	9.9	4.1%	10.0	3.8%
Telecommunication Services	6.3	2.6%	7.2	2.8%
Materials	6.0	2.5%	6.0	2.3%
IT Consulting	5.0	2.1%	4.6	1.8%
Aerospace and Defense	—	0.0%	6.0	2.3%
Total(2)	$241.5	100.0%	$260.9	100.0%

____________

(1)      Reflects our equity investments in CLOs as of June 30, 2025, and December 31, 2024, respectively.

(2)      Totals may not sum due to rounding.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of June 30, 2025 and December 31, 2024, our portfolio had a weighted average grade of 2.2 and 2.3, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities and investments in CLOs are not graded.

As of June 30, 2025 and December 31, 2024, our debt investment portfolio was graded as follows:

($ in millions)		June 30, 2025
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	125.6	68.6%	121.3	82.6%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	57.6	31.4%	25.5	17.4%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	—	—%	—	—%
	Total	$183.2	100.0%	$146.8	100.0%

($ in millions)		December 31, 2024
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	117.5	58.2%	112.2	74.5%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	82.0	40.6%	38.0	25.2%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status	2.5	1.2%	0.5	0.3%
	Total	$202.0	100.0%	$150.7	100.0%

We expect that a portion of our investments will be in the grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 3, 4 or 5 may fluctuate from period to period.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three and six months ended June 30, 2025 to the three and six months ended June 30, 2024.

Investment Income

Investment income for the three months ended June 30, 2025 and June 30, 2024 was approximately $9.5 million and $11.4 million, respectively. Investment income for the six months ended June 30, 2025 and June 30, 2024 was approximately $19.7 million and $22.1 million, respectively. The following tables set forth the components of investment income for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Interest Income
Stated interest income	$3,678,558	$6,371,911
PIK interest income	857,257	103,609
Original issue discount and market discount income	546,470	403,275
Discount income derived from unscheduled remittances at par	3,165	143,024
Total interest income	$5,085,450	$7,021,819
Income from Securitization Vehicles and Investments	$3,855,072	$3,885,916
Other Income
Fee letters	143,380	223,141
Money market fund income and all other fees	438,279	314,580
Total other income	$581,659	$537,721
Total Investment Income	$9,522,181	$11,445,456
	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Interest Income
Stated interest income	$7,638,839	$12,500,368
PIK interest income	1,565,608	117,181
Original issue discount and market discount income	1,416,719	705,550
(Amortized premium)/discount income derived from unscheduled remittances at par	(961)	119,767
Total interest income	$10,620,205	$13,442,866
Income from Securitization Vehicles and Investments	$7,811,125	$7,818,290
Other Income
Fee letters	289,059	355,129
Money market fund income and all other fees	962,842	506,595
Total other income	$1,251,901	$861,724
Total Investment Income	$19,683,231	$22,122,880

The decrease in total investment income for the three and six months ended June 30, 2025 was primarily due to a decrease in interest income for the three and six months ended June 30, 2025.

The total principal value of income producing debt investments as of June 30, 2025 and June 30, 2024 was approximately $183.2 million and $221.0 million, respectively. As of June 30, 2025, our debt investments had a range of stated interest rates of 7.08% and 12.70% and maturity dates of between 4 and 80 months compared to a range of stated interest rates of 9.21% to 15.44% and maturity dates between 0 and 79 months as of June 30, 2024. In addition, our total debt portfolio had a weighted average yield on debt investments of approximately 14.46% as of June 30, 2025, compared to approximately 13.69% as of June 30, 2024. As of June 30, 2025, we had no debt investments on non-accrual status. As of June 30, 2024, three debt investments were on non-accrual status with a combined fair value of approximately $0.5 million and total principal amount of approximately $31.6 million.

Income from securitization vehicles for the three months ended June 30, 2025 and June 30 2024, was approximately $3.9 million and $3.9 million, respectively. Income from securitization vehicles for the six months ended June 30, 2025 and June 30, 2024, was approximately $7.8 million and $7.8 million, respectively. The total principal outstanding on our investments in CLOs as of June 30, 2025 and June 30, 2024, was approximately $330.0 million and $320.9 million, respectively. The weighted average yield on CLO equity investments as of June 30, 2025 and June 30, 2024, was approximately 8.85% and 9.36%, respectively.

Operating Expenses

Total expenses, including taxes, for the three months ended June 30, 2025 and 2024, were approximately $4.0 million and $3.7 million, respectively. Total expenses for the six months ended June 30, 2025 and 2024, were approximately $8.1 million and $7.9 million, respectively. These amounts consisted of base management fees, interest expense, professional fees, compensation expense, general and administrative expenses, net investment income incentive fees, and excise tax. That increase for the three and six months ended June 30, 2025 was primarily due to excise tax adjustments and compensation expense, partially offset by a decrease in general and administrative expenses.

The base management fee for both the three months ended June 30, 2025 and 2024 was approximately $1.0 million. The base management fee for the six months ended June 30, 2025 was approximately $2.1 million compared with $2.0 million for the six months ended June 30, 2024. That increase for the three and six months ended June 30, 2025 was due largely to an increase in weighted average gross assets.

There were no net investment income incentive fees for the three and six months ended June 30, 2025 and 2024.

Interest expense for the three months ended June 30, 2025, was approximately $1.9 million, which primarily relates to our 5.50% unsecured notes due 2028 (the “5.50% Unsecured Notes”) and 6.25% unsecured notes due 2026 (the “6.25% Unsecured Notes”). Interest expense for the three months ended June 30, 2024, was approximately $2.0 million, which primarily relates to our 5.50% Unsecured Notes and 6.25% Unsecured Notes.

Professional fees, consisting of legal, consulting, valuation, audit and tax fees, were approximately $444,000 for the three months ended June 30, 2025, compared to approximately $491,000 for the three months ended June 30, 2024. Professional fees were approximately $768,000 for the six months ended June 30, 2025, compared to approximately $803,000 for the six months ended June 30, 2024.

Compensation expense was approximately $228,000 for the three months ended June 30, 2025, compared to approximately $174,000 for the three months ended June 30, 2024. Compensation expense was approximately $468,000 for the six months ended June 30, 2025, compared to approximately $381,000 for the six months ended June 30, 2024. Compensation expense reflects the allocation of compensation expenses for the services of our Chief Financial Officer, accounting personnel, and other administrative support staff.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs, and other expenses, were approximately $360,000 for the three months ended June 30, 2025, compared to approximately $448,000 for the three months ended June 30, 2024. General and administrative expenses were approximately $715,000 for the six months ended June 30, 2025, compared to approximately $794,000 for the six months ended June 30, 2024. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Excise tax was approximately $25,000 for the three months ended June 30, 2025, compared to $(374,000) for the three months ended June 30, 2024. Excise tax was approximately $145,000 for the six months ended June 30, 2025, compared to $(48,000) for the six months ended June 30, 2024.

Incentive Fees

There was no net investment income incentive fee (“Net Investment Income Incentive Fee”) recorded for the three and six months ended June 30, 2025, and 2024. The Net Investment Income Incentive Fee is calculated and payable quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter exceeds (y) the “Preferred Return Amount” for the calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the Base Fee, expenses payable under the Administration Agreement with Oxford Funds, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Refer to “Note 7. Related Party Transactions” in the notes to our financial statements.

The expense attributable to the capital gains incentive fee (the “Capital Gains Incentive Fee”), as reported under GAAP, is calculated as if the Company’s entire portfolio had been liquidated at period end, and therefore is calculated on the basis of net realized and unrealized gains and losses at the end of each period. That expense (or the reversal of such an expense) related to that hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the three and six months ended June 30, 2025 and 2024, no accrual was required as a result of the impact of accumulated net unrealized depreciation and net realized losses on our portfolio.

The amount of the Capital Gains Incentive Fee which will actually be payable is determined in accordance with the terms of the Investment Advisory Agreement and is calculated as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). The terms of the Investment Advisory Agreement state that the Capital Gains Incentive Fee calculation is based on net realized gains, if any, offset by gross unrealized depreciation for the calendar year. No effect is given to gross unrealized appreciation in this calculation. For the three and six months ended June 30, 2025 and 2024, such an accrual was not required under the terms of the Investment Advisory Agreement.

Realized and Unrealized Gains/Losses on Investments

For the three months ended June 30, 2025, we recognized net realized losses on investments of approximately $2.4 million.

For the three months ended June 30, 2025, our net change in unrealized appreciation was approximately $1.3 million, composed of $4.5 million in gross unrealized appreciation, $5.5 million in gross unrealized depreciation and approximately $2.3 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $1.8 million resulting from reductions to the cost value of our CLO equity investments representing the difference between distributions received, or entitled to be received, on our investments held in CLO equity subordinated notes and fee notes, of approximately $5.6 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $3.8 million. The most significant components of the net change in unrealized appreciation during the three months ended June 30, 2025, were as follows (in millions):

Portfolio Company	Changes in Unrealized Appreciation/ (Depreciation)
Venture XVII CLO, Ltd.	$2.3
UniTek Global Services, Inc.	1.2
Dodge Data & Analytics, LLC	(0.6)
OCP CLO 2024-37, Ltd.	(0.6)
RSA Security, LLC	(2.1)
Net all other	1.1
Total	$1.3

For the six months ended June 30, 2025, we recognized net realized losses on investments of approximately $14.5 million.

For the six months ended June 30, 2025, our net change in unrealized depreciation was approximately $0.8 million, composed of $3.8 million in gross unrealized appreciation, $19.0 million in gross unrealized depreciation and approximately $14.4 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $3.5 million resulting from reductions to the cost value of our CLO equity investments representing the difference between distributions received, or entitled to be received, on our investments held in CLO equity subordinated notes and fee notes, of approximately $11.3 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $7.8 million. The most significant components of the net change in unrealized appreciation during the six months ended June 30, 2025, were as follows (in millions):

Portfolio Company	Changes in Unrealized Appreciation/ (Depreciation)
Alvaria, Inc. (f/k/a Aspect Software, Inc.)	$5.8
HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)	3.8
Venture XVII CLO, Ltd.	2.3
OCP CLO 2024-37, Ltd.	(2.6)
RSA Security, LLC	(3.4)
Net all other	(6.7)
Total	$(0.8)

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the three months ended June 30, 2025 and June 30, 2024 was approximately $5.5 million and $7.7 million, respectively. Net investment income for the six months ended June 30, 2025 and June 30, 2024 was approximately $11.6 million and $14.3 million, respectively. That decrease in net investment income was primarily due to a decrease in interest income and interest expense, partially offset by an increase in excise tax and compensation expense.

For the three months and six months ended June 30, 2025, the net increase in net assets resulting from net investment income per common share was $0.08 and $0.16 (basic and diluted), compared to the net increase in net assets resulting from net investment income per share of $0.13 and $0.24 (basic and diluted) for the three and six months ended June 30, 2024.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations for the three months ended June 30, 2025 was approximately $4.4 million compared with a net increase in net assets resulting from operations of approximately $5.3 million for the three months ended June 30, 2024.

Net decrease in net assets resulting from operations for the six months ended June 30, 2025 was approximately $3.7 million compared with a net increase in net assets resulting from operations of approximately $3.5 million for the six months ended June 30, 2024.

For the three months ended June 30, 2025, the net increase in net assets resulting from operations per common share was $0.06 (basic and diluted), compared to a net increase in net assets resulting from operations per share of $0.09 (basic and diluted) for the three months ended June 30, 2024. For the six months ended June 30, 2025, the net decrease in net assets resulting from operations per common share was $0.05 (basic and diluted), compared to a net increase in net assets resulting from operations per share of $0.06 (basic and diluted) for the six months ended June 30, 2024.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2025, cash and cash equivalents were approximately $29.8 million as compared to approximately $34.9 million as of December 31, 2024. For the six months ended June 30, 2025, net cash provided by operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $4.4 million, largely reflecting net realized losses from investments of approximately $14.5 million, proceeds from principal repayments and sales of investments of approximately $19.7 million, partially offset by purchases of investments of approximately $28.0 million and net change in unrealized depreciation of approximately $0.8 million. For the six months ended June 30, 2025, net cash used in financing activities was approximately $9.5 million, reflecting the payment of distributions of approximately $14.6 million and principal repayment of the 6.25% Unsecured Notes of $10.0 million, partially offset by the net proceeds of the issuance of common stock in connection with our at-the-market (“ATM”) program of approximately $15.1 million.

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2025, is as follows:

Contractual obligations (in millions)	Payments Due by Period
	Principal Amount	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
6.25% Unsecured Notes	$34.8	$34.8	$—	$—	$—
5.50% Unsecured Notes	80.5	—	—	80.5	—
	$115.3	$34.8	$—	$80.5	$—

Refer to “Note 6. Borrowings” in the notes to our financial statements.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into a variety of undertakings containing a variety of warranties and indemnifications that may expose us to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote. As of June 30, 2025, we did not have any commitments to purchase additional investments.

Share Issuance and Repurchase Programs

On August 22, 2023, we entered into Amendment No. 1 to the Equity Distribution Agreement dated August 1, 2019 with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $150.0 million of our common stock through an At-the-Market (“ATM”) offering. On August 16, 2024, we entered into an amended and restated equity distribution agreement (the “Amended and Restated Equity Distribution Agreement”) with Lucid Capital Markets, LLC and Ladenburg Thalmann & Co. Inc., as the sales agents, to add Lucid Capital Markets, LLC as an additional sales agent to the Amended and Restated Equity Distribution Agreement. We issued a total of 4,943,506 and 6,284,644 shares of common stock pursuant to the ATM offering during the three and six months ended June 30, 2025, respectively. The total amount of capital raised net of underwriting fees and offering costs was approximately $11.6 million and $15.1 million during the three and six months ended June 30, 2025, respectively.

From time to time, the Board may authorize a share repurchase program under which shares are purchased in open market transactions. Since we are incorporated in Maryland, MGCL requires share repurchases to be accounted for as a share retirement. The cost of repurchased shares is charged against capital on the settlement date. During the three and six months ended June 30, 2025 and 2024, we were not authorized to repurchase any shares of outstanding common stock.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, as of June 30, 2025, we were only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 150%, immediately after such borrowing. As of June 30, 2025 and December 31, 2024, our asset coverage for borrowed amounts was approximately 235% and 227%, respectively.

The weighted average stated interest rate and weighted average maturity on all of the Company’s debt outstanding as of June 30, 2025, were 5.73% and 2.4 years, respectively, and as of December 31, 2024, were 5.77% and 2.8 years, respectively.

On April 3, 2019, we completed an underwritten public offering of approximately $44.8 million in aggregate principal amount of the 6.25% Unsecured Notes. The 6.25% Unsecured Notes will mature on April 30, 2026, and may be redeemed in whole or in part at any time or from time to time at our option on or after April 30, 2022. The 6.25% Unsecured Notes bear interest at a rate of 6.25% per year payable quarterly on January 31, April 30, July 31, and October 31 of each year. The 6.25% Unsecured Notes are listed on the NASDAQ Global Select Market under the trading symbol “OXSQZ.” The Company redeemed $10.0 million in aggregate principal amount of the $44.8 million in aggregate principal amount of issued and outstanding 6.25% Unsecured Notes on June 13, 2025, or the “June Redemption Date.” The Notes were redeemed at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from April 30, 2025, to, but not including, the June Redemption Date.

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

The following table reflects the cash distributions, including distributions reinvested, if any, per share that our Board has declared on our common stock since the beginning of 2024:

Date Declared	Record Date	Payment Date	Total Distributions	GAAP net investment income			Distributions in excess of/ (less than) GAAP net investment income(1)
Fiscal 2025(1)
July 30, 2025	December 17, 2025	December 31, 2025	$0.035	$	N/A		$—
July 30, 2025	November 14, 2025	November 28, 2025	0.035		N/A		—
July 30, 2025	October 17, 2025	October 31, 2025	0.035		N/A		—
Total (Fourth Quarter 2025)			0.105		—	(3)	—

April 22, 2025	September 16, 2025	September 30, 2025	0.035		N/A		—
April 22, 2025	August 15, 2025	August 29, 2025	0.035		N/A		—
April 22, 2025	July 17, 2025	July 31, 2025	0.035		N/A		—
Total (Third Quarter 2025)			0.105		—	(3)	—

February 27, 2025	June 16, 2025	June 30, 2025	0.035		N/A		—
February 27, 2025	May 16, 2025	May 30, 2025	0.035		N/A		—
February 27, 2025	April 16, 2025	April 30, 2025	0.035		N/A		—
Total (Second Quarter 2025)			0.105		0.08		0.03

October 31, 2024	March 17, 2025	March 31, 2025	0.035		N/A		—
October 31, 2024	February 14, 2025	February 28, 2025	0.035		N/A		—
October 31, 2024	January 17, 2025	January 31, 2025	0.035		N/A		—
Total (First Quarter 2025)			0.105		0.09		0.02

Fiscal 2024(1)
August 8, 2024	December 17, 2024	December 31, 2024	$0.035	$	N/A		$—
August 8, 2024	November 15, 2024	November 29, 2024	0.035		N/A		—
August 8, 2024	October 17, 2024	October 31, 2024	0.035		N/A		—
Total (Fourth Quarter 2024)			0.105		0.09		0.02

April 25, 2024	September 16, 2024	September 30, 2024	0.035		N/A		—
April 25, 2024	August 16, 2024	August 30, 2024	0.035		N/A		—
April 25, 2024	July 17, 2024	July 31, 2024	0.035		N/A		—
Total (Third Quarter 2024)			0.105		0.10		0.01

March 14, 2024	June 14, 2024	June 28, 2024	0.035		N/A		—
March 14, 2024	May 17, 2024	May 31, 2024	0.035		N/A		—
March 14, 2024	April 16, 2024	April 30, 2024	0.035		N/A		—
Total (Second Quarter 2024)			0.105		0.13		(0.02)

November 2, 2023	March 15, 2024	March 29, 2024	0.035		N/A		—
November 2, 2023	February 15, 2024	February 29, 2024	0.035		N/A		—
November 2, 2023	January 17, 2024	January 31, 2024	0.035		N/A		—
Total (First Quarter 2024)			0.105		0.11		(0.01)
Total (2024)			$0.42		$0.42	(2)	$0.00 (2)

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

We have applied for a new exemptive relief order which, if granted, would supersede the Order with respect to negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Entities (each as defined in the application). There can be no assurance that we will obtain such new exemptive relief from the SEC.

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

RECENT DEVELOPMENTS

We redeemed $10.0 million in aggregate principal amount of the $34.8 million in aggregate principal amount of issued and outstanding 6.25% Unsecured Notes on July 18, 2025, or the “July Redemption Date.” The Notes were redeemed at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from April 30, 2025, to, but not including, the July Redemption Date.

On August 7, 2025, we completed an underwritten public offering of approximately $65.0 million in aggregate principal amount of our 7.75% Unsecured Notes due 2030 (the “7.75% Notes”). We granted the underwriters an option to purchase up to an additional $9.75 million in aggregate principal amount of notes. The 7.75% Notes will mature on July 31, 2030, and may be redeemed in whole or in part at any time or from time to time at our option on or after July 31, 2027. The 7.75% Notes bear interest at a rate of 7.75% per year payable quarterly on January 31, April 30, July 31 and October 31 of each year. The 7.75% Notes are listed on the NASDAQ Global Select Market under the trading symbol “OXSQH.”

The Board declared the following distributions payable to stockholders as shown below:

Date Declared	Record Dates	Payable Dates	Per Share Distribution Amount Declared
April 22, 2025	July 17, 2025	July 31, 2025	$0.035
April 22, 2025	August 15, 2025	August 29, 2025	$0.035
April 22, 2025	September 16, 2025	September 30, 2025	$0.035
July 30, 2025	October 17, 2025	October 31, 2025	$0.035
July 30, 2025	November 14, 2025	November 28, 2025	$0.035
July 30, 2025	December 17, 2025	December 31, 2025	$0.035

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2025, all of our variable rate investments were income producing. The variable rates are generally based upon the five-year U.S. Department of Treasury note, the Prime rate, or SOFR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain interest rate floors.

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

Based on our Statements of Assets and Liabilities as of June 30, 2025, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates for our settled investments (considering interest rate floors for floating rate instruments), excluding CLO equity investments. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2025. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2025, and are only adjusted for assumed changes in the underlying base interest rates. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

Hypothetical Change in Base Rates	Estimated Percentage Change in Investment Income
Up 300 basis points	14.4%
Up 200 basis points	9.6%
Up 100 basis points	4.8%
Down 100 basis points	(4.8)%
Down 200 basis points	(9.5)%
Down 300 basis points	(14.2)%

ITEM 4.   CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes known to us during the six months ended June 30, 2025, to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Equity Securities

While we did not engage in unregistered sales of equity securities during the three months ended June 30, 2025, we issued 106,066 shares of common stock under our distribution reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value for the shares of common stock issued under the distribution reinvestment plan during the three months ended June 30, 2025 was approximately $238,263.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2025, no common stock was repurchased by the Company.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.   OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

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
4.2

Fourth Supplemental Indenture, dated as of August 7, 2025, relating to the 7.75% Notes due 2030, by and between Oxford Square Capital Corp. and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed August 7, 2025).

4.3	Form of 7.75% Notes due 2030 (Incorporated by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K filed August 7, 2025).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.**
97.1	Oxford Square Capital Corp. Clawback Policy (Incorporated by reference to Exhibit 97.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed on March 19, 2024)

____________

*        Filed herewith

**      Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXFORD SQUARE CAPITAL CORP.
Date: August 11, 2025	By:	/s/ Jonathan H. Cohen
Jonathan H. Cohen
Chief Executive Officer
(Principal Executive Officer)
Date: August 11, 2025	By:	/s/ Bruce L. Rubin
Bruce L. Rubin
Chief Financial Officer
(Principal Accounting Officer)