Form 10-Q
period 2025-09-30
Oxford Square Capital Corp.
filed 2025-11-07
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2025
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of November 5, 2025, was 81,669,408.

OXFORD SQUARE CAPITAL CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Non-affiliated/non-control investments (cost: $383,122,574 and $358,356,496, respectively)	$260,470,585	$256,238,759
Affiliated investments (cost: $- and $16,836,822, respectively)	—	4,614,100
Cash equivalents	50,264,000	34,433,088
Cash	524,037	493,380
Interest and distributions receivable	2,228,680	2,724,049
Other assets	1,252,505	1,227,598
Total assets	$314,739,807	$299,730,974
LIABILITIES
Notes payable – 5.50% Unsecured Notes, net of deferred issuance costs of $1,093,253 and $1,381,619, respectively	79,406,747	79,118,381
Notes payable – 7.75% Unsecured Notes, net of deferred issuance costs of $2,765,830 and $0, respectively	71,984,170	—
Notes payable – 6.25% Unsecured Notes, net of deferred issuance costs of $0 and $309,812, respectively	—	44,480,938
Accrued expenses	1,652,328	1,018,261
Accrued interest payable	1,606,886	1,204,487
Base Fee and Net Investment Income Incentive Fee payable to affiliate	1,053,566	1,215,964
Distributions payable	80,964	—
Securities purchased, not settled	—	12,027,463
Total liabilities	155,784,661	139,065,494
COMMITMENTS AND CONTINGENCIES (Note 13)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized; 81,669,408 and 69,758,938 shares issued and outstanding, respectively	816,694	697,590
Capital in excess of par value	515,339,576	487,943,476
Total distributable earnings/(accumulated losses)	(357,201,124)	(327,975,586)
Total net assets	158,955,146	160,665,480
Total liabilities and net assets	$314,739,807	$299,730,974
Net asset value per common share	$1.95	$2.30

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2025

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets(10)
Senior Secured Notes
Business Services
Access CIG, LLC
first lien senior secured notes, 8.03% (SOFR + 4.00%), (0.50% floor) due August 18, 2030(4)(5)(6)(14)(16)	August 15, 2025	$10,046,211	$10,046,211	$10,064,394

Convergint Technologies, LLC
second lien senior secured notes, 9.66% (SOFR+ 5.50%), (0.75% floor) due July 29, 2033(4)(5)(14)(25)	July 23, 2025	10,000,000	9,950,012	9,925,000

Verifone Systems, Inc.
first lien senior secured notes, 10.07% (SOFR + 5.50%), (0.00% floor) due August 20, 2028(4)(5)(6)(14)(16)	March 28, 2025	13,196,009	12,087,589	12,750,643
Total Business Services			$32,083,812	$32,740,037	20.6%

Food and Beverage
Shearer’s Foods, LLC
first lien senior secured notes, 6.91% (SOFR + 2.75%), (0.00% floor) due February 12, 2031(4)(5)(6)(14)(25)	January 31, 2024	$9,875,437	$9,900,833	$9,850,748
Total Food and Beverage			$9,900,833	$9,850,748	6.2%

Healthcare
HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)
first lien senior secured notes, 10.75% cash, 2.00% PIK, (0.00% floor) due November 28, 2025(3)(4)(5)(6)(25)	January 15, 2021	$8,789,340	$8,792,913	$6,152,538

Performance Health Inc.
first lien senior secured notes, 7.62% (SOFR + 3.75%), (0.00% floor) due March 19, 2032(4)(6)(16)	March 24, 2025	4,987,500	4,987,500	4,987,500

Viant Medical Holdings, Inc.
first lien senior secured notes, 8.16% (SOFR + 4.00%), (0.00% floor) due October 29, 2031(4)(5)(6)(25)	October 16, 2024	5,955,000	5,929,451	5,962,444
Total Healthcare			$19,709,864	$17,102,482	10.8%

Industrials
Highline Aftermarket, LLC
first lien senior secured notes, 7.70% (SOFR + 3.50%), (0.75% floor) due February 19, 2030(4)(5)(6)(16)	February 13, 2025	$5,955,000	$5,961,170	$5,969,888

Michael Baker International, Inc.
first lien senior secured notes, 8.31% (SOFR + 4.00%), (0.75% floor) due December 1, 2028(4)(5)(6)(14)(16)	May 22, 2024	9,875,375	9,920,620	9,890,781

Pro Mach Inc.
first lien senior secured notes, 6.91% (SOFR + 2.75%), (0.00% floor) due August 31, 2028(4)(5)(6)(25)	October 10, 2024	5,955,075	5,984,695	5,969,963
Total Industrials			$21,866,485	$21,830,632	13.7%

(continued on next page)

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited) — (continued)
September 30, 2025

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets(10)
Senior Secured Notes – (continued)
Materials
Veritiv Operating Corp.
first lien senior secured notes, 8.00% (SOFR + 4.00%), (0.75% floor) due November 30, 2030(4)(5)(6)(14)(16)	December 6, 2024	$8,947,331	$8,942,684	$8,857,857
Total Materials			$8,942,684	$8,857,857	5.6%

Software
Dodge Data & Analytics, LLC
first lien first out senior secured notes, 10.63% (SOFR + 6.25%), (0.50% floor) due January 31, 2029(4)(5)(6)(14)(16)(21)	November 14, 2024	$2,181,319	$2,154,873	$2,181,319
first lien second out senior secured notes, 9.13% (SOFR + 4.75%), (0.50% floor) due February 28, 2029(4)(5)(6)(14)(16)(21)	November 14, 2024	3,024,919	2,514,983	2,465,309
second lien senior secured notes, 12.40% (SOFR + 8.25%) PIK, (0.50% floor) due March 31, 2029(3)(4)(5)(14)(16)(21)	November 14, 2024	16,492,433	8,421,633	6,596,973

Help/Systems Holdings, Inc.
first lien senior secured notes, 8.16% (SOFR + 4.00%), (0.75% floor) due November 19, 2026(4)(5)(6)(14)(16)	October 6, 2022	4,366,522	4,272,184	4,126,363
second lien senior secured notes, 11.16% (SOFR + 6.75%), (0.75% floor) due November 19, 2027(4)(5)(14)(16)	October 14, 2021	8,000,000	8,000,799	5,880,000

Kofax, Inc.
first lien senior secured notes, 9.66% (SOFR + 5.25%), (0.50% floor) due July 20, 2029(4)(5)(6)(14)(16)	February 1, 2023	9,781,577	9,286,026	8,827,873

McAfee Enterprise, LLC (f/k/a Magenta Buyer, LLC)
first lien first out senior secured notes, 11.32% (SOFR + 6.75%), (0.75% floor) due July 27, 2028(4)(5)(16)(29)	August 14, 2024	234,573	213,738	192,350
first lien second out senior secured notes, 11.54% (SOFR + 7.00%) (0.75% floor) due July 27, 2028(4)(5)(16)(29)	August 14, 2024	1,310,350	990,323	576,554
first lien third out senior secured notes, 5.32% (SOFR + 1.50%) cash, 5.50% PIK, (0.75% floor) due July 27, 2028(3)(4)(5)(16)(29)	August 14, 2024	10,324,379	3,422,006	2,064,876

RSA Security, LLC
second lien senior secured notes, 12.32% (SOFR + 7.75%), (0.75% floor) due April 27, 2029(4)(5)(16)	April 16, 2021	15,000,000	14,854,358	3,015,000

Smartronix, LLC
first lien senior secured notes, 8.66% (SOFR + 4.50%), (0.75% floor) due February 6, 2032(4)(5)(6)(25)	February 6, 2025	4,975,000	4,985,859	4,999,875
Total Software			$59,116,782	$40,926,492	25.7%

(continued on next page)

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited) — (continued)
September 30, 2025

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets(10)
Senior Secured Notes – (continued)
Telecommunication Services
ConvergeOne Holdings, Inc.
first lien senior secured notes, 9.91% (SOFR + 5.75%), (0.00% floor) due June 4, 2030(4)(5)(16)	June 4, 2024	$934,808	$897,916	$481,426

Global Tel Link Corp.
first lien senior secured notes, 11.66% (SOFR + 7.50%), (3.00% floor) due August 6, 2029(4)(5)(6)(14)(25)	July 29, 2024	10,432,406	10,153,867	10,223,757
Total Telecommunication Services			$11,051,783	$10,705,183	6.7%
Total Senior Secured Notes			$162,672,243	$142,013,431	89.3%

Collateralized Loan Obligation – Equity Investments
Structured Finance
Allegro CLO XII, Ltd.
CLO subordinated notes, estimated yield 17.04% due July 21, 2037(9)(11)(12)(18)(24)	August 21, 2024	$3,000,000	$1,897,904	$1,500,000

Ares XLIV CLO Ltd.
CLO subordinated notes, estimated yield 21.03% due April 15, 2034(9)(11)(12)(18)(24)	December 15, 2023	5,000,000	1,359,741	1,038,758

Atlas Senior Loan Fund XI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 26, 2031(9)(11)(12)(18)(24)(28)	April 5, 2019	5,725,000	1,402,272	85,875

Bain Capital Credit CLO 2017-2, Ltd.
CLO subordinated notes, estimated yield 14.96% due July 25, 2037(9)(11)(12)(18)(24)	January 17, 2024	3,086,500	1,785,955	1,358,060

BlueMountain CLO 2014-2 Ltd.
CLO subordinated notes, estimated yield 0.00% due October 20, 2030(9)(11)(12)(18)(28)	April 3, 2019	6,374,000	434,410	95,610

BlueMountain CLO XXXI Ltd.
CLO subordinated notes, estimated yield 18.27% due April 19, 2034(9)(11)(12)(18)(24)	April 16, 2024	12,075,000	6,973,515	4,497,938

Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 18, 2029(9)(11)(12)(15)(18)(24)(28)	March 19, 2013	6,250,000	544,329	4,375

Carlyle Global Market Strategies CLO 2021-6, Ltd.
CLO subordinated notes, estimated yield 13.87% due January 15, 2038(9)(11)(12)(14)(18)	June 30, 2021	29,600,000	18,209,982	13,912,000

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 8.91% due July 22, 2038(9)(11)(12)(13)(18)(26)	March 20, 2013	18,000,000	10,371,465	7,818,049

Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 9.95% due April 20, 2034(9)(11)(12)(18)	May 15, 2017	7,700,000	5,467,937	3,465,000

(continued on next page)

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited) — (continued)
September 30, 2025

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets(10)
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
CIFC Funding 2014-3, Ltd.
CLO income notes, estimated yield 0.00% due March 31, 2038(9)(11)(12)(18)(24)(28)	January 24, 2017	$1,000,000	$1,935,106	$590,000

Dryden 43 Senior Loan Fund
CLO subordinated notes, estimated yield 9.71% due April 20, 2034(9)(11)(12)(14)(18)	June 1, 2021	47,263,000	23,193,331	12,524,695

Generate CLO 10, Ltd.
CLO subordinated notes, estimated yield 19.83% due January 22, 2038(9)(11)(12)(14)(18)	August 13, 2025	30,000,000	21,834,803	20,700,000

Gulf Stream Meridian 5 Ltd.
CLO subordinated notes, estimated yield 15.24% due October 15, 2039(9)(11)(12)(18)(24)	November 15, 2023	6,625,000	3,487,465	2,892,023

Madison Park Funding XVIII, Ltd.
CLO subordinated notes, estimated yield 0.00% due October 21, 2030(9)(11)(12)(15)(18)(24)(28)	May 22, 2020	12,500,000	2,329,370	1,461,250

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 14.52% due January 22, 2037(9)(11)(12)(18)(24)	May 11, 2016	5,422,500	2,380,696	2,060,550

OCP CLO 2024-37, Ltd.
CLO subordinated notes, estimated yield 13.64% due October 15, 2037(9)(11)(12)(14)(18)(24)	September 27, 2024	27,035,000	24,260,352	20,816,950

Octagon Investment Partners 49, Ltd.
CLO subordinated notes, estimated yield 8.16% due April 15, 2037(9)(11)(12)(13)(14)(18)(26)	December 11, 2020	26,375,000	15,926,777	9,238,829

Reese Park CLO, Ltd.
CLO subordinated notes, estimated yield 18.27% due January 15, 2038(9)(11)(12)(14)(18)(24)	August 13, 2025	16,160,000	8,550,898	8,484,000
CLO subordinated M2 fee notes, due January 15, 2038(11)(12)(13)(14)(24)	August 13, 2025	21,008,000	615,603	614,188

Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 25, 2030(9)(11)(12)(18)(28)	August 1, 2018	45,500,000	19,023,511	4,550

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 17, 2026(9)(11)(12)(18)(24)(28)	January 25, 2013	14,447,790	6,207,075	1,445

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 17, 2028(9)(11)(12)(15)(18)(28)	April 11, 2014	28,500,000	18,179,226	—

Venture XX, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(15)(18)(24)(28)	July 27, 2018	3,000,000	332,779	—

Venture 35 CLO, Limited
CLO subordinated notes, estimated yield 0.00% due October 22, 2031(9)(11)(12)(18)(28)	December 7, 2020	5,000,000	512,144	12,500

(continued on next page)

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited) — (continued)
September 30, 2025

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% of Net Assets(10)
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 15, 2029(9)(11)(12)(13)(18)(26)(28)	May 3, 2017	$10,500,000	$5,069,497	$8,417
Total Structured Finance			$202,286,143	$113,185,062	71.2%
Total Collateralized Loan Obligation – Equity Investments			$202,286,143	$113,185,062	71.2%

Common Stock
IT Consulting
UniTek Global Services, Inc.
common equity(7)	January 13, 2015	1,244,188	$684,960	$—
Total IT Consulting			$684,960	$—	0.0%

Telecommunication Services
ConvergeOne Holdings, Inc.
common equity(7)(22)	May 8, 2024	95,775	$1,349,602	$335,213
Total Telecommunication Services			$1,349,602	$335,213	0.2%
Total Common Stock			$2,034,562	$335,213	0.2%

Warrants
Healthcare
Careismatic Brands, Inc. (f/k/a New Trojan Parent, Inc.)
common equity warrants (June 2029 expiry, $119.80 strike)(7)(27)	June 13, 2024	62,157	$—	$—
Total Healthcare			$—	$—	0.0%
Total Warrants			$—	$—	0.0%

Preferred Stock
IT Consulting
UniTek Global Services, Inc.
Series B Preferred Stock(17)	June 26, 2019	21,427,212	$9,002,159	$—
Series B Senior Preferred Stock(17)	June 26, 2019	12,080,847	4,535,443	—
Series B Super Senior Preferred Stock(3)(17)(23)	June 26, 2019	7,489,197	2,592,024	4,936,879
Total IT Consulting			$16,129,626	$4,936,879	3.1%
Total Preferred Equity			$16,129,626	$4,936,879	3.1%

Total Investments in Securities(8)			$383,122,574	$260,470,585	163.8%

Cash Equivalents
First American Government Obligations Fund – Class Z Shares, 4.00%(19)		50,264,000	$50,264,000	$50,264,000
Total Cash Equivalents			$50,264,000	$50,264,000	31.6%
Total Investments in Securities and Cash Equivalents			$433,386,574	$310,734,585	195.4%

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

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited) — (continued)
September 30, 2025

(3)      As of September 30, 2025, the portfolio includes approximately $35.6 million of principal amount of debt investments and 7,489,197 shares of preferred stock investments which contain an active payment-in-kind (“PIK”) provision.

(4)      Notes bear interest at variable rates and are subject to an interest rate floor where disclosed. The rate disclosed is as of September 30, 2025.

(5)      Cost value reflects accretion of original issue discount or market discount, or amortization of premium.

(6)      Cost value reflects repayment of principal.

(7)      Common stock and warrant investments were non-income producing as of September 30, 2025.

(8)      Aggregate gross unrealized appreciation for U.S. federal income tax purposes is $3,314,007; aggregate gross unrealized depreciation for U.S. federal income tax purposes is $148,018,700. Net unrealized depreciation is $144,704,693 based upon an estimated tax cost basis of $405,175,278 as of September 30, 2025.

(9)      Cost reflects accretion of effective yield less any cash distributions received or entitled to be received from collateralized loan obligation (“CLO”) equity investments.

(10)    Totals may not sum due to rounding.

(11)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may include CLO equity side letter related investments within CLO equity subordinated notes line items, and those side letter related investments may represent qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2025, the Company held qualifying assets that represented 64.3% of its total assets.

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

(17)    As of September 30, 2025, this preferred equity investment was on non-accrual status and no dividend income has been recognized on this investment during the nine months ended September 30, 2025. The aggregate fair value of these investments was approximately $4.9 million.

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

(19)    Represents cash equivalents held in a money market fund as of September 30, 2025.

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
September 30, 2025

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

(26)    Cost value reflects amortization.

(27)    On June 13, 2024, Careismatic Brands, LLC completed a recapitalization, by which the Company exchanged $12,000,000 of principal in the second lien senior secured notes for 62,157 warrants to buy common stock, as well as a nominal amount of cash that the Company estimates will be approximately $68,000. This amount is included in “Other assets” on the Statements of Assets and Liabilities as of September 30, 2025.

(28)    As of September 30, 2025, the effective yield has been estimated to be 0%. The aggregate projected amount of future recurring distributions and terminal principal payment is less than the amortized investment cost.

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

Gulf Stream Meridian 5 Ltd.
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

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$5,162,078	$6,121,942	$15,782,283	$19,564,808
Income from securitization vehicles and investments	4,298,003	3,526,850	12,109,128	11,345,140
Other income	779,852	692,132	2,031,753	1,553,856
Total investment income.	10,239,933	10,340,924	29,923,164	32,463,804
EXPENSES
Interest expense	2,559,400	1,962,676	6,447,732	5,884,642
Base Fee	1,053,566	1,083,351	3,148,663	3,094,519
Professional fees	351,582	359,275	1,119,285	1,162,059
Compensation expense	254,096	209,473	721,969	590,853
General and administrative	357,769	395,259	1,073,155	1,189,403
Excise tax	104,778	143,735	250,179	95,711
Total expenses before incentive fees	4,681,191	4,153,769	12,760,983	12,017,187
Net Investment Income Incentive Fees	—	—	—	—
Capital gains incentive fees.	—	—	—	—
Total incentive fees	—	—	—	—
Total expenses	4,681,191	4,153,769	12,760,983	12,017,187
Net investment income	5,558,742	6,187,155	17,162,181	20,446,617
NET CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) AND REALIZED GAINS/(LOSSES) ON INVESTMENT TRANSACTIONS
Net change in unrealized (depreciation)/appreciation on investments:
Non-Affiliate/non-control investments	(7,497,769)	3,543,362	(8,311,530)	34,041,844
Affiliated investments	—	2,299,931	—	(432,496)
Total net change in unrealized (depreciation)/appreciation on investments.	(7,497,769)	5,843,293	(8,311,530)	33,609,348
Net realized losses:
Non-affiliated/non-control investments	(32,797)	(12,904,989)	(14,512,854)	(51,439,891)
Extinguishment of debt.	(120,339)	—	(166,118)	—
Total net realized losses.	(153,136)	(12,904,989)	(14,678,972)	(51,439,891)
Net (decrease)/increase in net assets resulting from operations	$(2,092,163)	$(874,541)	$(5,828,321)	$2,616,074
Net increase in net assets resulting from net investment income per common share (Basic and Diluted):…	$0.07	$0.10	$0.23	$0.33
Net (decrease)/increase in net assets resulting from operations per common share (Basic and Diluted):.	$(0.03)	$(0.01)	$(0.08)	$0.04
Weighted average shares of common stock outstanding (Basic and Diluted):	79,362,161	64,796,212	74,231,017	61,707,951
Distributions per share	$0.105	$0.105	$0.315	$0.315

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
(Decrease)/Increase in net assets from operations:
Net investment income	$5,558,742	$6,187,155	$17,162,181	$20,446,617
Net change in unrealized (depreciation)/appreciation on investments	(7,497,769)	5,843,293	(8,311,530)	33,609,348
Net realized losses	(153,136)	(12,904,989)	(14,678,972)	(51,439,891)
Net (decrease)/increase in net assets resulting from operations	(2,092,163)	(874,541)	(5,828,321)	2,616,074
Distributions to stockholders
Distributions from net investment income	(8,339,091)	(6,797,479)	(23,397,217)	(19,439,213)
Tax return of capital distributions	—	—	—	—
Total distributions to stockholders	(8,339,091)	(6,797,479)	(23,397,217)	(19,439,213)

Capital share transactions:
Issuance of common stock (net of offering costs and underwriting fees of $155,516, $229,661, $463,237, and $427,256, respectively)	11,815,490	14,470,026	26,905,347	24,290,195
Reinvestment of distributions	148,194	260,796	609,857	695,153
Net increase in net assets from capital share transactions	11,963,684	14,730,822	27,515,204	24,985,348
Total increase/(decrease) in net assets	1,532,430	7,058,802	(1,710,334)	8,162,209
Net assets at beginning of period.	157,422,716	152,412,032	160,665,480	151,308,625
Net assets at end of period	$158,955,146	$159,470,834	$158,955,146	$159,470,834
Capital share activity:
Shares issued	5,363,530	5,069,789	11,648,174	8,326,819
Shares issued from reinvestment of distributions	69,140	93,639	262,296	241,765
Net increase in capital share activity.	5,432,670	5,163,428	11,910,470	8,568,584

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease)/increase in net assets resulting from operations	$(5,828,321)	$2,616,074
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Accretion of discounts on investments	(2,032,425)	(1,084,100)
Accretion of discounts on notes payable and deferred debt issuance costs	516,679	464,450
PIK income	(2,402,122)	(217,666)
Purchases of investments	(86,179,314)	(60,399,136)
Repayments of principal	40,213,664	57,585,151
Proceeds from the sale of investments	10,742,669	4,793,270
Net realized losses on investments	14,512,854	51,439,891
Reductions to CLO equity cost value	5,187,956	9,735,619
Net change in unrealized depreciation/(appreciation) on investments	8,311,530	(33,609,348)
Decrease in interest and distributions receivable	495,369	870,376
Increase in other assets	(24,907)	(231,467)
Increase in accrued interest payable	402,399	—
(Decrease)/increase in Base Fee and Net Investment Income Incentive Fee payable	(162,398)	70,962
Increase/(decrease) in accrued expenses	634,067	(132,957)
Net cash (used in)/provided by operating activities	(15,612,300)	31,901,119

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid (net of stock issued under distribution reinvestment plan of $609,857 and $695,153, respectively)	(22,706,396)	(18,744,060)
Proceeds from issuance of 7.75% Unsecured Notes	74,750,000	—
Deferred debt issuance costs paid	(2,850,450)	—
Principal repayment of 6.25% Unsecured Notes	(44,790,750)	—
Extinguishment of debt	166,118	—
Proceeds from issuance of common stock	27,368,584	24,717,451
Underwriting fees and offering costs for the issuance of common stock	(463,237)	(427,256)
Net cash provided by financing activities	31,473,869	5,546,135
Net increase in cash and cash equivalents	15,861,569	37,447,254
Cash and cash equivalents, beginning of period	34,926,468	5,740,553
Cash and cash equivalents, end of period	$50,788,037	$43,187,807

NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with distribution reinvestment plan	$609,857	$695,153

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$5,528,654	$5,420,191
Cash paid for excise tax	$419,110	$483,264
Unsettled repayment of principal	$—	$2,450,000
Securities purchased, not settled	$—	$26,690,837

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2025
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

During the period ended September 30, 2025, the Company changed the presentation of cash and cash equivalents on the statements of assets and liabilities. The change in presentation has been applied retrospectively to all periods presented to conform to the current period presentation. The reclassification has no effect on previously reported net income, total assets or net assets.

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
September 30, 2025
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

CASH AND CASH EQUIVALENTS

Cash consists of deposits held at the Company’s custodian bank. Cash equivalents consist of highly liquid investments, such as money market funds, with original maturities of three months or less. The Company places its cash equivalents with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit. Cash equivalents are classified as Level 1 assets and are included on the Company’s schedule of investments. Certain cash equivalents are carried at cost or amortized cost, which approximates fair value, and investments held in money market funds are valued at their net asset value (“NAV”) per share.

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

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, all of the Company’s investments are based upon Level 3 inputs as of September 30, 2025 and December 31, 2024.

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
September 30, 2025
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
September 30, 2025
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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of September 30, 2025, the Company had no debt investments that were on non-accrual status. As of December 31, 2024, the Company had one debt investment that was on non-accrual status. For more information on non-accrual investments, see “Preferred Stock Dividends.”

Interest income also includes a payment-in-kind (“PIK”) component on certain investments in the Company’s portfolio. Refer to the section below, “Payment-In-Kind,” for a description of PIK income and its impact on interest income.

Payment-In-Kind

The Company has debt and preferred stock investments in its portfolio that contain contractual PIK provisions. PIK interest and preferred stock dividends are computed at their contractual rates and are accrued into income and recorded as interest and dividend income, respectively. The PIK amounts are added to the principal balances on

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

the capitalization dates. Upon capitalization, the PIK portions of the investments are valued at their respective fair values. If the Company believes that PIK is not fully expected to be realized, the PIK investment would be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends would be reversed from the related receivable through interest or dividend income, respectively. PIK investments on non-accrual status are restored to accrual status once it becomes probable that such PIK will be ultimately collectible in cash. For the three and nine months ended September 30, 2025, approximately $706,000 and $2.4 million of PIK, respectively, was recognized as interest income. For the three and nine months ended September 30, 2024, approximately $100,000 and $218,000 of PIK, respectively, was recognized as interest income. For the three months ended September 30, 2025, there was no PIK recognized as other income. For the nine months ended September 30, 2025, approximately $131,000 of PIK was recognized as other income. For the three and nine months ended September 30, 2025 and 2024, the Company did not recognize PIK dividend income on its preferred stock investments.

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

The Company also records income on its investments in CLO warehouse facilities based on a stated rate per the underlying note purchase agreement plus accrued interest or, if there is no stated rate, then an estimated rate is calculated using a base case model projecting the timing of the ramp-up of the CLO warehouse facility. For the three and nine months ended September 30, 2025 and 2024, no income was recognized related to CLO warehouse facilities. As of September 30, 2025 and December 31, 2024, the Company did not hold any investments in CLO warehouse facilities.

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

Preferred Stock Dividends

The Company holds preferred stock investments in its portfolio that contain cumulative preferred dividends that accumulate quarterly. The Company will generally record cumulative preferred dividends as investment income when they are received or declared by the portfolio company’s board of directors or upon any voluntary or involuntary liquidation, dissolution or winding up of the portfolio company, and are collectible. As of September 30, 2025, the Company’s preferred equity investments in one of its portfolio companies were on non-accrual status,

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

which had an aggregate fair value of approximately $4.9 million. There were no cumulative preferred dividends recorded as dividend income during the three and nine months ended September 30, 2025 and 2024, as the Company deemed them to be uncollectible.

Generally, when dividends on a preferred stock investment become past due, or if the Company otherwise does not expect the dividends will be collected according to the applicable contractual terms, the Company will place the preferred stock investment on non-accrual status and will generally cease recognizing dividend income on that investment for financial reporting purposes until all dividend income has been brought current through payment or due to restructuring such that the dividend income is deemed to be collectible. The Company generally restores non-accrual preferred stock investments to accrual status when past due dividend income is paid and, in the Company’s judgment, is likely to remain current. As of September 30, 2025 and December 31, 2024, the Company had three preferred stock investments in one portfolio company that were on non-accrual status.

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

For additional information, see “Note 17 — Subsequent Events.”

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

The Company recognizes the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained, assuming examination by tax authorities. Through September 30, 2025, management has analyzed the Company’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions expected to be taken in the Company’s 2024 or 2025 tax returns. The Company identifies its major tax jurisdictions as U.S. Federal and the state of Connecticut. The Company did not have any uncertain tax positions that met the recognition measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company files tax returns with the Internal Revenue Service and the state of Connecticut. Generally, each of the last three tax returns filed remains subject to examination by taxing authorities.

For tax purposes, the cost basis of the portfolio investments as of September 30, 2025 and December 31, 2024, was approximately $405,175,278 and $393,395,734, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income Expense Disaggregation Disclosures” (“ASU 2024-03”), which requires public business entities to disclose disaggregated expense details in their income statements, including categories such as employee compensation, depreciation, and amortization. The update aims to enhance transparency by requiring tabular disclosures and qualitative descriptions for unspecified amounts. Additionally, entities must report total selling expenses and their definitions annually. The standard is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its financial statements.

Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

NOTE 4. FAIR VALUE

The Company’s assets measured at fair value by investment type on a recurring basis as of September 30, 2025 were as follows:

	Fair Value Measurements at Reporting Date Using			Total
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior Secured Notes	$—	$—	$142.0	$142.0
CLO Equity	—	—	113.2	113.2
Equity and Other Investments	—	—	5.3	5.3
Total Investments at fair value	—	—	260.5	260.5
Cash equivalents	50.3	—	—	50.3
Total assets at fair value(1)	$50.3	$—	$260.5	$310.7

____________

(1)      Totals may not sum due to rounding.

The Company’s assets measured at fair value by investment type on a recurring basis as of December 31, 2024 were as follows:

	Fair Value Measurements at Reporting Date Using			Total
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior Secured Notes	$—	$—	$150.7	$150.7
CLO Equity	—	—	104.6	104.6
Equity and Other Investments	—	—	5.6	5.6
Total Investments at fair value	—	—	260.9	260.9
Cash equivalents	34.4	—	—	34.4
Total assets at fair value	$34.4	$—	$260.9	$295.3

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of September 30, 2025 and December 31, 2024, respectively. The Company’s Valuation Policy, which was previously approved by the Board, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or Oxford Square Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional analysis will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the tables below are based on fair values for all debt related calculations and CLO equity.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

NOTE 4. FAIR VALUE (cont.)

	Quantitative Information about Level 3 Fair Value Measurements				Impact to Fair Value from an Increase in Input(2)
Assets ($ in millions)	Fair Value as of September 30, 2025	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(1)
Senior Secured Notes	$137.0	Market quotes	NBIB(3)	20.0% – 100.5%/78.0%	NA
	5.0	Recent transactions	Actual trade/payoff(4)	100.0%/ncm(5)	NA
CLO equity	105.2	Market quotes	NBIB(3)	0.0% – 77.0%/33.5%	NA
	4.5	Recent transactions	Actual trade/payoff(4)	37.3%/ncm(5)	NA
	2.0	Discounted cash flow(6)	Discount rate(7)	17.6% – 20.1%/19.1%	Decrease
	1.5	Liquidation Net Asset Value(10)	NBIB(3)	0.0% – 11.7%/2.9%	NA
Equity and Other Investments	0.3	Market quotes	NBIB(3)	$3.5/ncm(5)	NA
	4.9	Enterprise value(8)	LTM EBITDA(9)	$35.3 million/ncm(5)	Increase
			Market multiples(9)	8.8x – 9.8x/9.3x	Increase
Total Fair Value for Level 3 Investments(11)	$260.5

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
September 30, 2025
(Unaudited)

NOTE 4. FAIR VALUE (cont.)

(10)    The fair value of those CLO equity positions which have been optionally redeemed are generally valued using a liquidation net asset value basis which represents the estimated expected residual value of the CLO as of the end of the period.

(11)    Totals may not sum due to rounding.

	Quantitative Information about Level 3 Fair Value Measurements				Impact to Fair Value from an Increase in Input(2)
Assets ($ in millions)	Fair Value as of December 31, 2024	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(1)
Senior Secured Notes	$150.2	Market quotes	NBIB(3)	2.0% – 101.0%/75.3%	NA
	0.5	Liquidation Net Asset Value	NBIB(3)	19.9% – 19.9%/19.9%	NA
CLO equity	103.6	Market quotes	NBIB(3)	0.0% – 83.9%/30.8%	NA
	1.0	Discounted cash flow(5)	Discount rate(6)	6.0% – 21.1%/20.1%	Decrease
	0.0	Liquidation Net Asset Value(9)	NBIB(3)	0.0% – 0.1%/0.0%	NA
Equity and Other Investments	1.0	Market quotes	NBIB(3)	$10/ncm(4)	NA
	4.6	Enterprise value(7)	LTM EBITDA(8)	$34.0 million/ncm(4)	Increase
			Market multiples(8)	8.3x – 9.3x/8.8x	Increase
Total Fair Value for Level 3 Investments	$260.9

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
September 30, 2025
(Unaudited)

NOTE 4. FAIR VALUE (cont.)

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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2025, and the level of each financial liability within the fair value hierarchy:

($ in millions)	Carrying Value(1)	Fair Value(2)	Level 1	Level 2	Level 3
5.50% Unsecured Notes	79.4	77.7	—	77.7	—
7.75% Unsecured Notes	72.0	75.5		75.5
Total	$151.4	$153.2	$—	$153.2	$—

____________

(1)      Carrying value is net of unamortized deferred debt issuance costs. Unamortized deferred debt issuance costs associated with the 5.50% Unsecured Notes totaled approximately $1.1 million as of September 30, 2025. Unamortized deferred debt issuance costs associated with the 7.75% Unsecured Notes totaled approximately $2.8 million as of September 30, 2025.

(2)      For the 5.50% Unsecured Notes and 7.75% Unsecured Notes, fair value is based upon the closing price on the last day of the period. The 5.50% Unsecured Notes and 7.75% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQG”, and “OXSQH”, respectively).

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

NOTE 4. FAIR VALUE (cont.)

A reconciliation of the fair value of investments for the three months ended September 30, 2025, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Equity	Equity and Other Investments	Total(2)
Balance at June 30, 2025	$146.8	$89.3	$5.3	$241.5
Net realized gains/(losses) included in earnings(3)	0.0	—	—	0.0
Net unrealized depreciation included in earnings	(2.7)	(4.7)	(0.1)	(7.5)
Accretion of discount	0.6	—	—	0.6
Purchases	27.9	30.2	—	58.1
Repayments and sales	(31.3)	—	—	(31.3)
Reductions to CLO equity cost value(1)	—	(1.7)	—	(1.7)
PIK income	0.7	—	—	0.7
Transfers in and/or (out) of level 3	—	—	—	—
Balance at September 30, 2025(2)	$142.0	$113.2	$5.3	$260.5
Net change in unrealized depreciation on Level 3 investments still held as of September 30, 2025	$(2.8)	$(4.7)	$(0.1)	$(7.5)

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

(2)      Totals may not sum due to rounding.

(3)      Amounts represent less than $100,000.

A reconciliation of the fair value of investments for the nine months ended September 30, 2025, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Equity	Equity and Other Investments	Total(2)
Balance at December 31, 2024	$150.7	$104.6	$5.6	$260.9
Net realized (losses)/gains included in earnings	(12.6)	(2.3)	0.4	(14.5)
Net unrealized appreciation/(depreciation) included in earnings	6.1	(14.1)	(0.3)	(8.3)
Accretion of discount	2.0	—	—	2.0
Purchases	43.9	30.2	—	74.2
Repayments and sales	(50.5)	—	(0.5)	(51.0)
Reductions to CLO equity cost value(1)	—	(5.2)	—	(5.2)
PIK income	2.4	—	—	2.4
Transfers in and/or (out) of level 3	—	—	—	—
Balance at September 30, 2025(2)	$142.0	$113.2	$5.3	$260.5
Net change in unrealized depreciation on Level 3 investments still held as of September 30, 2025	$(6.1)	$(16.5)	$(0.1)	$(22.7)

____________

(1)      Reduction to CLO equity cost value of approximately $5.2 million represented the distributions received, or entitled to be received, on the Company’s investments held in CLO equity subordinated and income notes of approximately $17.3 million, plus the amortization of cost of the Company’s CLO fee notes of approximately $18,000, less the effective yield interest income recognized on the Company’s CLO equity subordinated and income notes of approximately $12.1 million.

(2)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2025
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

(2)      Totals may not sum due to rounding.

The following table shows the fair value of the Company’s portfolio of investments by asset class as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$142.0	54.5%	$150.7	57.8%
CLO Equity	113.2	43.5%	104.6	40.1%
Equity and Other Investments	5.3	2.0%	5.6	2.1%
Total	$260.5	100.0%	$260.9	100.0%

NOTE 5. CASH AND CASH EQUIVALENTS

At September 30, 2025 and December 31, 2024, respectively, cash and cash equivalents were as follows:

	September 30, 2025	December 31, 2024
Cash	$524,037	$493,380
Cash Equivalents	50,264,000	34,433,088
Total Cash and Cash Equivalents	$50,788,037	$34,926,468

For further details regarding the composition of cash and cash equivalents refer to “Note 3. Summary of Significant Accounting Policies.”

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

NOTE 6. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%, immediately after such borrowing. As of September 30, 2025 and December 31, 2024, the Company’s asset coverage for borrowed amounts was 200% and 227%, respectively.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of September 30, 2025 and December 31, 2024. The fair value of the 6.25% Unsecured Notes is based upon the closing price on the last day of the period. The 6.25% Unsecured Notes were listed on the NASDAQ Global Select Market (trading symbol “OXSQZ”). The 6.25% Unsecured Notes were fully repaid and delisted from the NASDAQ Global Select Market on September 19, 2025. The fair value of the 5.50% Unsecured Notes is based upon the closing price on the last day of the period. The 5.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQG”). The fair value of the 7.75% Unsecured Notes is based upon the closing price on the last day of the period. The 7.75% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQH”).

	As of
	September 30, 2025			December 31, 2024
($ in millions)	Principal Amount	Carrying Value(1)	Fair Value	Principal Amount	Carrying Value(1)	Fair Value
5.50% Unsecured Notes	$80.5	$79.4	$77.7	$80.5	$79.1	$74.7
7.75% Unsecured Notes	74.8	72.0	75.5	—	—	—
6.25% Unsecured Notes(2)	—	—	—	44.8	44.5	44.4
Total	$155.3	$151.4	$153.2	$125.3	$123.6	$119.1

____________

(1)      The Carrying Value represents the aggregate principal amount outstanding less the unamortized deferred issuance costs. As of September 30, 2025, the total unamortized deferred issuance costs for the 5.50% Unsecured Notes and 7.75% Unsecured Notes was approximately $1.1 million and $2.8 million, respectively. As of December 31, 2024, the total unamortized deferred issuance costs for the 6.25% Unsecured Notes, and 5.50% Unsecured Notes was approximately $0.3 million, and $1.4 million, respectively.

(2)      The 6.25% Unsecured Notes were fully repaid and delisted from the NASDAQ Global Select Market on September 19, 2025.

The weighted average stated interest rate and weighted average maturity on the Company’s borrowings as of September 30, 2025 were 6.58% and 3.8 years, respectively, and as of December 31, 2024 were 5.77% and 2.8 years, respectively.

The tables below summarize the components of interest expense for the three and nine months ended September 30, 2025 and September 30, 2024, respectively:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total(1)
6.25% Unsecured Notes	$371.3	$30.5	$401.8	$1,741.5	$143.7	$1,885.2
5.50% Unsecured Notes	1,106.9	97.2	1,204.1	3,320.6	288.4	3,609.0
7.75% Unsecured Notes	869.0	84.6	953.6	869.0	84.6	953.6
Total(1)	$2,347.2	$212.3	$2,559.4	$5,931.1	$516.7	$6,447.7

____________

(1)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

NOTE 6. BORROWINGS (cont.)

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
6.25% Unsecured Notes	$699.9	$58.8	$758.7	$2,099.6	$175.0	$2,274.6
5.50% Unsecured Notes	1,106.9	97.2	1,204.1	3,320.6	289.4	3,610.0
Total(1)	$1,806.8	$156.0	$1,962.7	$5,420.2	$464.4	$5,884.6

____________

(1)      Totals may not sum due to rounding.

Notes Payable — 6.25% Unsecured Notes Due 2026 (the “6.25% Unsecured Notes”)

On April 3, 2019, the Company completed an underwritten public offering of approximately $44.8 million in aggregate principal amount of 6.25% Unsecured Notes. The 6.25% Unsecured Notes would have matured on April 30, 2026, and could have been redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2022. The 6.25% Unsecured Notes bore interest at a rate of 6.25% per year payable quarterly on January 31, April 30, July 31, and October 31, of each year.

On June 13, 2025, the Company redeemed $10.0 million in aggregate principal amount of the 6.25% Unsecured Notes. On July 18, 2025, the Company redeemed $10.0 million in aggregate principal amount of the 6.25% Unsecured Notes. On September 19, 2025, the Company redeemed the remaining $24.8 million in aggregate principal amount of the 6.25% Unsecured Notes. In connection with the September 19, 2025 redemption, the 6.25% Unsecured Notes were delisted from the NASDAQ Global Select Market. There was no accrued interest payable on the 6.25% Unsecured Notes as of September 30, 2025. The Company recognized an extinguishment of debt resulting from the aforementioned principal redemptions of approximately $166,000 during the nine months ended September 30, 2025. The aggregate accrued interest payable on the 6.25% Unsecured Notes as of September 30, 2024 was approximately $467,000. As of September 30, 2024, the Company had unamortized deferred debt issuance costs relating to the 6.25% Unsecured Notes of approximately $369,000. The deferred debt issuance costs were amortized over the term of the 6.25% Unsecured Notes and are included in interest expense in the statements of operations.

The cash paid and the effective annualized interest rate for the three months ended September 30, 2025 were approximately $734,000 and 6.81%, respectively. The cash paid and the effective annualized interest rate for the nine months ended September 30, 2025 were approximately $2.2 million and 6.82%, respectively. The cash paid and the effective annualized interest rate for the three months ended September 30, 2024 were approximately $700,000 and 6.74%, respectively. The cash paid and the effective annualized interest rate for the nine months ended September 30, 2024 were approximately $2.1 million and 6.78%, respectively.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

NOTE 6. BORROWINGS (cont.)

The aggregate accrued interest payable on the 5.50% Unsecured Notes as of September 30, 2025 was approximately $738,000. As of September 30, 2025, the Company had unamortized deferred debt issuance costs of approximately $1.1 million relating to the 5.50% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 5.50% Unsecured Notes and are included in interest expense in the statements of operations. The cash paid and the effective annualized interest rate for the three months ended September 30, 2025 were approximately $1.1 million and 5.93%, respectively. The cash paid and the effective annualized interest rate for the nine months ended September 30, 2025 were approximately $3.3 million and 5.99%, respectively. The cash paid and the effective annualized interest rate for the three months ended September 30, 2024 were approximately $1.1 million and 5.95%, respectively. The cash paid and the effective annualized interest rate for the nine months ended September 30, 2024 were approximately $3.3 million and 5.99%, respectively.

Notes Payable — 7.75% Unsecured Notes Due 2030 (the “7.75% Unsecured Notes”)

On August 7, 2025, the Company completed an underwritten public offering of approximately $74.8 million in aggregate principal amount of 7.75% Unsecured Notes. The 7.75% Unsecured Notes will mature on July 31, 2030, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after July 31, 2027. The 7.75% Unsecured Notes bear interest at a rate of 7.75% per year payable quarterly on January 31, April 30, July 31, and October 31, of each year. The 7.75% Unsecured Notes are listed on the NASDAQ Global Select Market under the trading symbol “OXSQH.”

The aggregate accrued interest payable on the 7.75% Unsecured Notes as of September 30, 2025 was approximately $869,000. As of September 30, 2025, the Company had unamortized deferred debt issuance costs of approximately $2.8 million relating to the 7.75% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 7.75% Unsecured Notes and are included in interest expense in the statements of operations. There was no cash paid for the three and nine months ended September 30, 2025. The effective annualized interest rate for the three and nine months ended September 30, 2025 was approximately 8.62%.

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
September 30, 2025
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

The following table represents the portion of the total advisory fee ascribed to the Base Fee (pursuant to the 2016 Fee Waiver calculation) for the three and nine months ended September 30, 2025 and 2024, respectively:

($ in millions)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Base Fee	$1.1	$1.1	$3.1	$3.1

The Base Fee payable to Oxford Square Management as of September 30, 2025 and December 31, 2024 was $1.1 million and $1.2 million, respectively.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

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
September 30, 2025
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

The following table represents the portion of the total advisory fee ascribed to Net Investment Income Incentive Fees (pursuant to the 2016 Fee Waiver calculation) for the three and nine months ended September 30, 2025 and 2024, respectively.

($ in millions)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net Investment Income Incentive Fee	$—	$—	$—	$—

There was no Net Investment Income Incentive Fee payable to Oxford Square Management as of September 30, 2025 and December 31, 2024.

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

There were no Capital Gains Incentive Fees based on hypothetical liquidation for the three and nine months ended September 30, 2025 and 2024. There were no accrued Capital Gains Incentive Fees payable to Oxford Square Management as of September 30, 2025 and December 31, 2024.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2025
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

For the three months ended September 30, 2025 and 2024, the Company incurred approximately $254,000 and $209,000, respectively, in compensation expenses for the services of employees allocated to the administrative activities of the Company, pursuant to the Administration Agreement with Oxford Funds. For the nine months ended September 30, 2025 and 2024, the Company incurred approximately $722,000 and $591,000, respectively, in compensation expenses. In addition, the Company incurred approximately $14,000 and $16,000 for facility costs allocated under the Administration Agreement for the three months ended September 30, 2025 and 2024, respectively. The Company incurred approximately $43,000 and $48,000 for facility costs for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there were approximately $92,000 of accrued compensation expenses payable under the Administration Agreement. As of December 31, 2024, there were no accrued compensation expenses payable under the Administration Agreement.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase and decrease in net assets resulting from net investment income and operations per share for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net investment income	$5,558,742	$6,187,155	$17,162,181	$20,446,617
Weighted average common shares outstanding	79,362,161	64,796,212	74,231,017	61,707,951
Net increase in net assets resulting from net investment income per common share	$0.07	$0.10	$0.23	$0.33
Net (decrease)/increase in net assets resulting from operations	$(2,092,163)	$(874,541)	$(5,828,321)	$2,616,074
Net (decrease)/increase in net assets resulting from operations per common share	$(0.03)	$(0.01)	$(0.08)	$0.04

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs to make distributions of taxable income sufficient to relieve it of substantially all federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on such income. The Company will accrue excise tax on estimated excess taxable income, if any, as required. The Company accrued approximately $314,000 of estimated excise tax payable for estimated 2025 excise tax on undistributed taxable income as of September 30, 2025. The Company had previously accrued approximately $483,000 for estimated 2024 excise tax on estimated excess undistributed taxable income as of December 31, 2024. This amount is included in “Accrued Expenses” on the Statements of Assets and Liabilities.

The Company has adopted an “opt out” distribution reinvestment plan for its common stockholders. As a result, if the Company makes a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of common stock, unless they specifically “opt out” of the distribution reinvestment plan so as to receive cash distributions. During the three months ended September 30, 2025 and 2024, the Company issued 69,140 and 93,639 shares, respectively, of common stock for approximately $148,000 and $261,000, respectively, to stockholders in connection with the distribution reinvestment plan. During the nine months ended September 30, 2025 and 2024, the Company issued 262,296 and 241,765 shares, respectively, of common stock for approximately $610,000 and $695,000, respectively, to stockholders in connection with the distribution reinvestment plan. During the three and nine months ended September 30, 2025 as part of the Company’s dividend reinvestment plan for its common stockholders, the Company’s dividend reinvestment administrator purchased 50,569 shares of common stock for approximately $83,000 in the open market to

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

NOTE 9. DISTRIBUTIONS (cont.)

satisfy the reinvestment portion of the Company’s dividends. For the three months ended September 30, 2025, the Company paid distributions of approximately $8.3 million, or $0.105 per share. For the nine months ended September 30, 2025, the Company paid distributions of approximately $23.4 million, or $0.315 per share.

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

The tax character of distributions for the nine months ended September 30, 2025, represented, on an estimated basis, $0.315 per share from ordinary income. For the nine months ended September 30, 2025, the amounts and sources of distributions reported are only estimates (based on an average of the reported tax character historically) and are not being provided for U.S. federal income tax reporting purposes. The timing and character of distributions for U.S. federal income tax purposes (which are determined in accordance with the U.S. federal tax rules which may differ from GAAP) may be materially different than the historical information the Company used in providing the estimates herein. The final determination of the source of all distributions in 2025 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

NOTE 10. NET ASSET VALUE PER SHARE

The Company’s net asset value per share as of September 30, 2025, and December 31, 2024, was $1.95 and $2.30, respectively. In determining the Company’s net asset value per share, the Board determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 11. SHARE ISSUANCE AND REPURCHASE PROGRAMS

On August 22, 2023, the Company entered into Amendment No. 1 to the Equity Distribution Agreement dated August 1, 2019 with Ladenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $150.0 million of the Company’s common stock through an At-the-Market (“ATM”) offering. On August 16, 2024, the Company entered into an amended and restated equity distribution agreement (the “Amended and Restated Equity Distribution Agreement”) with Lucid Capital Markets, LLC and Ladenburg Thalmann & Co. Inc., as the sales agents, to add Lucid Capital Markets, LLC as an additional sales agent to the Amended and Restated Equity Distribution Agreement. The Company sold a total of 5,363,530 and 11,648,174 shares of common stock pursuant to the ATM offering during the three months and nine months ended September 30, 2025, respectively. The total amount of capital raised net of underwriting fees and offering costs was approximately $11.8 million and $26.9 million during the three and nine months ended September 30, 2025, respectively.

From time to time, the Board may authorize a share repurchase program under which shares are purchased in open market transactions. Since the Company is incorporated in Maryland, MGCL requires share repurchases to be accounted for as a share retirement. The cost of repurchased shares is charged against capital on the settlement date. During the three months ended September 30, 2025 and 2024, the Company was not authorized to repurchase any shares of outstanding common stock.

For additional information, see “Note 17 — Subsequent Events.”

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

NOTE 12. INVESTMENT INCOME

The following table sets forth the components of investment income for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Interest Income
Stated interest income	$3,810,589	$5,457,329
PIK interest income	705,534	100,485
Original issue discount and market discount income	615,706	378,550
Discount income derived from unscheduled remittances at par	30,249	185,578
Total interest income	$5,162,078	$6,121,942
Income from securitization vehicles and investments	$4,298,003	$3,526,850
Other income
Fee letters	185,340	155,272
Money market fund income and all other fees	594,512	536,860
Total other income	$779,852	$692,132
Total investment income	$10,239,933	$10,340,924
	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Interest Income
Stated interest income	$11,318,448	$17,957,697
PIK interest income	2,402,122	217,666
Original issue discount and market discount income	2,032,425	1,084,100
Discount income derived from unscheduled remittances at par	29,288	305,345
Total interest income	$15,782,283	$19,564,808
Income from securitization vehicles and investments	$12,109,128	$11,345,140
Other income
Fee letters	474,398	510,401
Money market fund income and all other fees(1)	1,557,355	1,043,455
Total other income	$2,031,753	$1,553,856
Total investment income	$29,923,164	$32,463,804

____________

(1)      For the nine months ended September 30, 2025, the Company earned approximately $131,000 of PIK fees.

The 1940 Act requires that a BDC offer significant managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three and nine months ended September 30, 2025 and 2024, the Company received no fee income for managerial assistance.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

NOTE 13. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote. As of September 30, 2025, the Company did not have any commitments to purchase additional debt investments.

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

NOTE 14. FINANCIAL HIGHLIGHTS

Financial highlights for the three and nine months ended September 30, 2025 and 2024, respectively, are as follows:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Per Share Data
Net asset value at beginning of period	$2.06	$2.43	$2.30	$2.55
Net investment income(1)	0.07	0.10	0.23	0.33
Net realized and unrealized losses(2)	(0.08)	(0.11)	(0.30)	(0.29)
Net (decrease)/increase in net asset value from operations	(0.01)	(0.01)	(0.07)	0.04
Distributions per share from net investment income	(0.11)	(0.11)	(0.31)	(0.32)
Tax return of capital distributions(3)	—	—	—	—
Total distributions	(0.11)	(0.11)	(0.31)	(0.32)
Effect of shares issued	0.01	0.04	0.03	0.08
Net asset value at end of period	$1.95	$2.35	$1.95	$2.35
Per share market value at beginning of period	$2.23	$2.94	$2.44	$2.86
Per share market value at end of period	$1.59	$2.83	$1.59	$2.83
Total return based on market value(4)	(24.74)%	(0.25)%	(24.97)%	9.71%
Total return based on net asset value(5)	(0.24)%	1.03%	(1.52)%	4.51%
Shares outstanding at end of period	81,669,408	67,869,056	81,669,408	67,869,056

Ratios/Supplemental Data
Net assets at end of period (000’s)	$158,955	$159,471	$158,955	$159,471
Average net assets (000’s)	$159,073	$154,529	$154,918	$149,873
Ratio of expenses to average net assets(6)	11.77%	10.71%	11.00%	10.75%
Ratio of expenses, excluding interest expense to average net assets(6)	5.34%	5.63%	5.45%	5.52%
Ratio of net investment income to average net assets(6)	13.98%	16.06%	14.76%	18.13%
Portfolio turnover rate(7)	12.70%	10.95%	20.42%	25.25%

____________

(1)      Represents per share net investment income for the period, based upon weighted average shares outstanding.

(2)      Net realized and unrealized gains/(losses) include rounding adjustments to reconcile change in net asset value per share.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2025
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

NOTE 16. RISKS AND UNCERTAINTIES

The Company may be materially adversely affected by market conditions. Market volatility, dramatic change to interest rates and/or unfavorable economic conditions may lower performance or impair the Company’s ability to achieve its investment objective. The occurrence of any of the events described in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in any subsequent SEC filings could have a significant adverse impact on the value and risk profile of the Company’s investments.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

NOTE 17. SUBSEQUENT EVENTS

The Board declared the following distributions payable to stockholders as shown below:

Date Declared	Record Dates	Payable Dates	Per Share Distribution Amount Declared
July 30, 2025	October 17, 2025	October 31, 2025	$0.035
July 30, 2025	November 14, 2025	November 28, 2025	$0.035
July 30, 2025	December 17, 2025	December 31, 2025	$0.035
October 30, 2025	January 16, 2026	January 30, 2026	$0.035
October 30, 2025	February 13, 2026	February 27, 2026	$0.035
October 30, 2025	March 17, 2026	March 31, 2026	$0.035

On October 30, 2025, the Board of Directors authorized a 12-month share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company may repurchase, during the 12-month period commencing on October 30, 2025, up to $25.0 million in the aggregate of the Company’s outstanding common stock in the open market. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program is expected to be in effect until October 30, 2026, unless extended or until the aggregate repurchase amount has been expended. The Share Repurchase Program does not require the Company to repurchase any specific number of shares, and the Company cannot assure stockholders that any shares will be repurchased under the Share Repurchase Program. The Share Repurchase Program may be suspended, extended, modified or discontinued at any time.

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

We generally expect to invest between $5 million and $25 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of September 30, 2025, our debt investments had stated interest rates between 6.91% and 12.75% and maturity dates between 2 and 94 months. In addition, our portfolio had a weighted average annualized yield on debt investments of approximately 14.60% as of September 30, 2025.

The weighted average annualized yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average annualized yield was computed using the effective interest rates as of September 30, 2025, including accretion of original issue discount (“OID”) and excluding any debt investments on non-accrual status. There can be no assurance that the weighted average annualized yield will remain at its current level.

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

During the three months ended September 30, 2025, U.S. loan market performance was stable versus the three months ended June 30, 2025. U.S. loan prices, as defined by the Morningstar/LSTA US Leveraged Loan Index, decreased from 97.07% of par as of June 30, 2025 to 97.06% of par as of September 30, 2025.

The Company’s Board of Directors approved the fair value of the Company’s investment portfolio of approximately $260.5 million as of September 30, 2025 in good faith in accordance with the Company’s valuation procedures.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) revenues and expenses during the periods reported. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. Actual results could materially differ from those estimates. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2024. See “Note 3. Summary of Significant Accounting Policies” to our financial statements for more information on our critical accounting policies.

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

We consider the attributes of current market conditions on an on-going basis and have determined that due to the general illiquidity of the market for our investment portfolio, whereby little or no market data exists, substantially all of our fair valued investments are measured based upon Level 3 inputs as of September 30, 2025 and December 31, 2024.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $260.5 million and $260.9 million as of September 30, 2025, and December 31, 2024, respectively. The decrease in the value of investments during the nine month period ended September 30, 2025, was due primarily to net realized losses on investments of approximately $14.5 million, debt repayments of approximately $40.2 million, sales of securities of approximately $10.7 million, and net unrealized depreciation on our investment portfolio of approximately $8.3 million (which incorporates reductions to CLO equity cost value of approximately $5.2 million), which were partially offset by investment acquisitions of approximately $74.2 million.

A reconciliation of the investment portfolio for the nine months ended September 30, 2025 and the year ended December 31, 2024 follows:

($ in millions)	September 30, 2025	December 31, 2024
Beginning investment portfolio	$260.9	$266.9
Portfolio investments acquired	74.2	112.2
Debt repayments	(40.2)	(75.0)
Sales of securities	(10.7)	(11.8)
Reductions to CLO equity cost value(1)	(5.2)	(13.0)
Accretion of discounts on investments	2.0	1.7
PIK income	2.4	0.5
Net change in unrealized (depreciation)/appreciation on investments	(8.3)	75.7
Net realized losses on investments	(14.5)	(96.2)
Ending investment portfolio(2)	$260.5	$260.9

____________

(1)      For the nine months ended September 30, 2025, the reductions to CLO equity cost value of approximately $5.2 million represented the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes of approximately $17.3 million, plus the amortization of cost on our CLO fee notes of approximately $18,000, less the effective yield interest income recognized on our CLO equity subordinated and income notes of approximately $12.1 million. For the year ended December 31, 2024, the reductions to CLO equity cost value of approximately $13.0 million represented the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes of approximately $28.4 million, plus the amortization of cost on our CLO fee notes of approximately $71,000, less the effective yield interest income recognized on our CLO equity subordinated and income notes of approximately $15.4 million.

(2)      Totals may not sum due to rounding.

During the nine months ended September 30, 2025 we purchased approximately $74.2 million in portfolio investments, including additional investments of approximately $27.9 million in existing portfolio companies and approximately $46.3 million in new portfolio companies. During the year ended December 31, 2024, we purchased approximately $112.2 million in portfolio investments, including additional investments of approximately $31.0 million in existing portfolio companies and approximately $81.2 million in new portfolio companies.

In certain instances, we receive investment proceeds based on the scheduled amortization of the outstanding loan balances and from the sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

For the nine months ended September 30, 2025 and the year ended December 31, 2024, we recognized proceeds from the sales of securities of approximately $10.7 million and $11.8 million, respectively. Also, during the nine months ended September 30, 2025 and the year ended December 31, 2024, we had loan principal repayments of approximately $40.2 million and $75.0 million, respectively.

As of September 30, 2025, we had investments in debt securities of, or loans to, 19 portfolio companies, with a fair value of approximately $142.0 million, CLO equity investments of approximately $113.2 million, and equity and other investments of approximately $5.3 million.

As of December 31, 2024, we had investments in debt securities of, or loans to, 21 portfolio companies, with a fair value of approximately $150.7 million, CLO equity investments of approximately $104.6 million, and equity and other investments of approximately $5.6 million.

The following table indicates the quarterly portfolio investment activity for the past nine quarters:

Three Months Ended ($ in millions)	Purchases of Investments	Repayments of Principal	Sales of Investments	Reductions to CLO Equity Cost Value(1)
September 30, 2025	$58.1	$31.3	$—	$1.7
June 30, 2025	—	0.2	—	1.8
March 31, 2025	16.0	8.7	10.7	1.7
Total 2025 to date(2)	$74.2	$40.2	$10.7	$5.2

December 31, 2024	$25.1	$15.0	$7.0	$3.3
September 30, 2024	47.7	27.9	—	2.5
June 30, 2024	27.3	14.3	3.4	6.3
March 31, 2024	12.1	17.9	1.4	0.8
Total(2)	$112.2	$75.0	$11.8	$13.0

____________

(1)      Reductions to CLO equity cost value represent the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes, plus the amortization of cost of our CLO fee notes, less the effective yield interest income recognized on our CLO equity subordinated and income notes.

(2)      Totals may not sum due to rounding.

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$142.0	54.5%	$150.7	57.8%
CLO Equity	113.2	43.5%	104.6	40.1%
Equity and Other Investments	5.3	2.0%	5.6	2.1%
Total	$260.5	100.0%	$260.9	100.0%

Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2025 and December 31, 2024, we held qualifying assets that represented 64.3% and 63.8%, respectively, of the total assets. No additional non-qualifying assets were acquired during the periods when qualifying assets were less than 70.0% of the total assets.

The following table shows our portfolio of investments by industry at fair value, as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	($ in millions)		($ in millions)
Structured Finance(1)	$113.2	43.5%	$104.6	40.2%
Software	40.9	15.7%	42.0	16.1%
Business Services	32.7	12.6%	45.5	17.4%
Industrials	21.8	8.4%	16.0	6.1%
Healthcare	17.1	6.6%	18.9	7.2%
Telecommunication Services	11.0	4.2%	7.2	2.8%
Food and Beverage	9.9	3.8%	10.0	3.8%
Materials	8.9	3.4%	6.0	2.3%
IT Consulting	4.9	1.9%	4.6	1.8%
Aerospace and Defense	—	0.0%	6.0	2.3%
Total(2)	$260.5	100.0%	$260.9	100.0%

____________

(1)      Reflects our equity investments in CLOs as of September 30, 2025, and December 31, 2024, respectively.

(2)      Totals may not sum due to rounding.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of September 30, 2025 and December 31, 2024, our portfolio had a weighted average grade of 2.2 and 2.3, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities and investments in CLOs are not graded.

As of September 30, 2025 and December 31, 2024, our debt investment portfolio was graded as follows:

($ in millions)		September 30, 2025
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	122.3	67.7%	118.3	83.3%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	58.3	32.3%	23.7	16.7%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	—	—%	—	—%
	Total	$180.6	100.0%	$142.0	100.0%

($ in millions)		December 31, 2024
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	117.5	58.2%	112.2	74.5%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	82.0	40.6%	38.0	25.2%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status	2.5	1.2%	0.5	0.3%
	Total	$202.0	100.0%	$150.7	100.0%

We expect that a portion of our investments will be in the grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 3, 4 or 5 may fluctuate from period to period.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three and nine months ended September 30, 2025 to the three and nine months ended September 30, 2024.

Investment Income

Investment income for the three months ended September 30, 2025 and September 30, 2024 was approximately $10.2 million and $10.3 million, respectively. Investment income for the nine months ended September 30, 2025 and September 30, 2024 was approximately $29.9 million and $32.5 million, respectively. The following tables set forth the components of investment income for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Interest Income
Stated interest income	$3,810,589	$5,457,329
PIK interest income	705,534	100,485
Original issue discount and market discount income	615,706	378,550
Discount income derived from unscheduled remittances at par	30,249	185,578
Total interest income	$5,162,078	$6,121,942
Income from securitization vehicles and investments	$4,298,003	$3,526,850
Other income
Fee letters	185,340	155,272
Money market fund income and all other fees	594,512	536,860
Total other income	$779,852	$692,132
Total investment income	$10,239,933	$10,340,924

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Interest Income
Stated interest income	$11,318,448	$17,957,697
PIK interest income	2,402,122	217,666
Original issue discount and market discount income	2,032,425	1,084,100
Discount income derived from unscheduled remittances at par	29,288	305,345
Total interest income	$15,782,283	$19,564,808
Income from securitization vehicles and investments	$12,109,128	$11,345,140
Other income
Fee letters	474,398	510,401
Money market fund income and all other fees(1)	1,557,355	1,043,455
Total other income	$2,031,753	$1,553,856
Total investment income	$29,923,164	$32,463,804

____________

(1)      For the nine months ended September 30, 2025, the Company earned approximately $131,000 of PIK fees.

The decrease in total investment income for the three and nine months ended September 30, 2025 was primarily due to a decrease in interest income for the three and nine months ended September 30, 2025.

The total principal value of income producing debt investments as of September 30, 2025 and September 30, 2024 was approximately $180.6 million and $209.6 million, respectively. As of September 30, 2025, our debt investments had a range of stated interest rates of 6.91% and 12.75% and maturity dates between 2 and 94 months compared to a range of stated interest rates of 8.71% to 13.26% and maturity dates between 0 and 76 months as of September 30, 2024. In addition, our total debt portfolio had a weighted average yield on debt investments of approximately 14.60% as of September 30, 2025, compared to approximately 14.50% as of September 30, 2024. As of September 30, 2025, we had no debt investments on non-accrual status. As of September 30, 2024, three debt investments in one portfolio company were on non-accrual status with a combined fair value of approximately $0.5 million and total principal amount of approximately $31.6 million.

Income from securitization vehicles for the three months ended September 30, 2025 and September 30 2024, was approximately $4.3 million and $3.5 million, respectively. Income from securitization vehicles for the nine months ended September 30, 2025 and September 30, 2024, was approximately $12.1 million and $11.3 million, respectively. The total principal outstanding on our investments in CLOs (excluding fee letters/notes) as of September 30, 2025 and September 30, 2024, was approximately $376.1 million and $354.4 million, respectively. The weighted average yield on CLO equity investments as of September 30, 2025 and September 30, 2024, was approximately 9.7% and 9.6%, respectively.

Operating Expenses

Total expenses, including taxes, for the three months ended September 30, 2025 and 2024, were approximately $4.7 million and $4.2 million, respectively. Total expenses for the nine months ended September 30, 2025 and 2024, were approximately $12.8 million and $12.0 million, respectively. These amounts consisted of base management fees, interest expense, professional fees, compensation expense, general and administrative expenses, net investment income incentive fees, and excise tax. That increase for the three and nine months ended September 30, 2025 was primarily due to an increase in interest expense.

The base management fee for both the three months ended September 30, 2025 and 2024 was approximately $1.1 million. The base management fee for both of the nine months ended September 30, 2025 and 2024 was approximately $3.1 million.

There were no net investment income incentive fees for the three and nine months ended September 30, 2025 and 2024.

Interest expense for the three and nine months ended September 30, 2025 was approximately $2.6 million and $6.4 million, respectively, which primarily relates to our 7.75% unsecured notes due 2030 (the “7.75% Unsecured Notes”), 5.50% unsecured notes due 2028 (the “5.50% Unsecured Notes”) and 6.25% unsecured notes due 2026 (the “6.25% Unsecured Notes”). Interest expense for the three and nine months ended September 30, 2024, was approximately $2.0 million and $5.9 million, respectively, which primarily relates to our 5.50% Unsecured Notes and 6.25% Unsecured Notes.

Professional fees, consisting of legal, consulting, valuation, audit and tax fees, were approximately $352,000 for the three months ended September 30, 2025, compared to approximately $359,000 for the three months ended September 30, 2024. Professional fees were approximately $1.1 million for the nine months ended September 30, 2025, compared to approximately $1.2 million for the nine months ended September 30, 2024.

Compensation expense was approximately $254,000 for the three months ended September 30, 2025, compared to approximately $209,000 for the three months ended September 30, 2024. Compensation expense was approximately $722,000 for the nine months ended September 30, 2025, compared to approximately $591,000 for the nine months ended September 30, 2024. Compensation expense reflects the allocation of compensation expenses for the services of our Chief Financial Officer, accounting personnel, and other administrative support staff.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs, and other expenses, were approximately $358,000 for the three months ended September 30, 2025, compared to approximately $395,000 for the three months ended September 30, 2024. General and administrative expenses were approximately $1.1 million for the nine months ended September 30, 2025, compared to approximately $1.2 million for the nine months ended September 30, 2024. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Excise tax was approximately $105,000 for the three months ended September 30, 2025, compared to $144,000 for the three months ended September 30, 2024. Excise tax was approximately $250,000 for the nine months ended September 30, 2025, compared to $96,000 for the nine months ended September 30, 2024.

Incentive Fees

There was no net investment income incentive fee (“Net Investment Income Incentive Fee”) recorded for the three and nine months ended September 30, 2025 and 2024. The Net Investment Income Incentive Fee is calculated and payable quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter exceeds (y) the “Preferred Return Amount” for the calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the Base Fee, expenses payable under the Administration Agreement with Oxford Funds, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Refer to “Note 7. Related Party Transactions” in the notes to our financial statements.

The expense attributable to the capital gains incentive fee (the “Capital Gains Incentive Fee”), as reported under GAAP, is calculated as if the Company’s entire portfolio had been liquidated at period end, and therefore is calculated on the basis of net realized and unrealized gains and losses at the end of each period. That expense (or the reversal of such an expense) related to that hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the three and nine months ended September 30, 2025 and 2024, no accrual was required as a result of the impact of accumulated net unrealized depreciation and net realized losses on our portfolio.

The amount of the Capital Gains Incentive Fee which will actually be payable is determined in accordance with the terms of the Investment Advisory Agreement and is calculated as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). The terms of the Investment Advisory Agreement state that the Capital Gains Incentive Fee calculation is based on net realized gains, if any, offset by gross unrealized depreciation for the calendar year. No effect is given to gross unrealized appreciation in this calculation. For the three and nine months ended September 30, 2025 and 2024, such an accrual was not required under the terms of the Investment Advisory Agreement.

Realized and Unrealized Gains/Losses on Investments

For the three months ended September 30, 2025, we recognized net realized losses on investments of approximately $120,000.

For the three months ended September 30, 2025, our net change in unrealized appreciation was approximately $7.5 million, composed of $2.4 million in gross unrealized appreciation, $9.9 million in gross unrealized depreciation and approximately $20,000 relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $1.7 million resulting from reductions to the cost value of our CLO equity investments representing the difference between distributions received, or entitled to be received, on our investments held in CLO equity subordinated notes and fee notes, of approximately $6.0 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $4.3 million. The most significant components of the net change in unrealized appreciation during the three months ended September 30, 2025, were as follows (in millions):

Portfolio Company	Changes in Unrealized Appreciation/ (Depreciation)
Cedar Funding II CLO, Ltd.	$1.5
Octagon Investment Partners 49, Ltd.	(1.0)
Generate CLO 10, Ltd.	(1.1)
McAfee Enterprise, LLC (f/k/a Magenta Buyer, LLC)	(1.1)
Carlyle Global Market Strategies CLO 2021-6, Ltd.	(1.4)
Net all other	(4.4)
Total	$(7.5)

For the nine months ended September 30, 2025, we recognized net realized losses on investments of approximately $14.5 million.

For the nine months ended September 30, 2025, our net change in unrealized depreciation was approximately $8.3 million, composed of $3.9 million in gross unrealized appreciation, $26.5 million in gross unrealized depreciation and approximately $14.3 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $5.2 million resulting from reductions to the cost value of our CLO equity investments representing the difference between distributions received, or entitled to be received, on our investments held in CLO equity subordinated notes and fee notes, of approximately $17.3 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $12.1 million. The most significant components of the net change in unrealized appreciation during the nine months ended September 30, 2025, were as follows (in millions):

Portfolio Company	Changes in Unrealized Appreciation/ (Depreciation)
Alvaria, Inc. (f/k/a Aspect Software, Inc.)	$5.8
HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)	3.1
Dryden 43 Senior Loan Fund	(2.8)
OCP CLO 2024-37, Ltd.	(3.3)
RSA Security, LLC	(3.8)
Net all other	(7.3)
Total	$(8.3)

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the three months ended September 30, 2025 and September 30, 2024 was approximately $5.6 million and $6.2 million, respectively. Net investment income for the nine months ended September 30, 2025 and September 30, 2024 was approximately $17.2 million and $20.4 million, respectively. The decrease in net investment income was primarily due to a decrease in interest income and an increase in interest expense, partially offset by an increase in income from securitization vehicles and investments and other income.

For the three months and nine months ended September 30, 2025, the net increase in net assets resulting from net investment income per common share was $0.07 and $0.23 (basic and diluted), compared to the net increase in net assets resulting from net investment income per share of $0.10 and $0.33 (basic and diluted) for the three and nine months ended September 30, 2024.

Net Decrease/Increase in Net Assets Resulting from Operations

Net decrease in net assets resulting from operations for the three months ended September 30, 2025 was approximately $2.1 million compared with a net decrease in net assets resulting from operations of approximately $0.9 million for the three months ended September 30, 2024.

Net decrease in net assets resulting from operations for the nine months ended September 30, 2025 was approximately $5.8 million compared with a net increase in net assets resulting from operations of approximately $2.6 million for the nine months ended September 30, 2024.

For the three months ended September 30, 2025, the net decrease in net assets resulting from operations per common share was $0.03 (basic and diluted), compared to a net decrease in net assets resulting from operations per share of $0.01 (basic and diluted) for the three months ended September 30, 2024. For the nine months ended September 30, 2025, the net decrease in net assets resulting from operations per common share was $0.08 (basic and diluted), compared to a net increase in net assets resulting from operations per share of $0.04 (basic and diluted) for the nine months ended September 30, 2024.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2025, cash and cash equivalents were approximately $50.8 million as compared to approximately $34.9 million as of December 31, 2024. For the nine months ended September 30, 2025, net cash used in operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $15.6 million, reflecting purchases of investments of approximately $86.2 million and net change in unrealized depreciation of approximately $8.3 million, partially offset by net realized losses from investments of approximately $14.5 million and proceeds from principal repayments and sales of investments of approximately $51.0 million. For the nine months ended September 30, 2025, net cash provided by financing activities was approximately $31.5 million, reflecting the net proceeds of the issuance of common stock in connection with our at-the-market (“ATM”) program of approximately $27.4 million and proceeds from the issuance of the 7.75% Unsecured Notes of $74.8 million, partially offset by the payment of distributions of approximately $22.7 million and principal repayment of the 6.25% Unsecured Notes of $44.8 million.

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2025, is as follows:

Contractual obligations (in millions)	Payments Due by Period
	Principal Amount	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
7.75% Unsecured Notes	$74.8	$—	$—	$74.8	$—
5.50% Unsecured Notes	80.5	—	80.5	—	—
	$155.3	$—	$80.5	$74.8	$—

Refer to “Note 6. Borrowings” in the notes to our financial statements.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into a variety of undertakings containing a variety of warranties and indemnifications that may expose us to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote. As of September 30, 2025, we did not have any commitments to purchase additional investments.

Share Issuance and Repurchase Programs

On August 22, 2023, we entered into Amendment No. 1 to the Equity Distribution Agreement dated August 1, 2019 with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $150.0 million of our common stock through an At-the-Market (“ATM”) offering. On August 16, 2024, we entered into an amended and restated equity distribution agreement (the “Amended and Restated Equity Distribution Agreement”) with Lucid Capital Markets, LLC and Ladenburg Thalmann & Co. Inc., as the sales agents, to add Lucid Capital Markets, LLC as an additional sales agent to the Amended and Restated Equity Distribution Agreement. We issued a total of 5,363,530 and 11,648,174 shares of common stock pursuant to the ATM offering during the three and nine months ended September 30, 2025, respectively. The total amount of capital raised net of underwriting fees and offering costs was approximately $11.8 million and $26.9 million during the three and nine months ended September 30, 2025, respectively.

From time to time, the Board may authorize a share repurchase program under which shares are purchased in open market transactions. Since we are incorporated in Maryland, MGCL requires share repurchases to be accounted for as a share retirement. The cost of repurchased shares is charged against capital on the settlement date. During the three and nine months ended September 30, 2025 and 2024, we were not authorized to repurchase any shares of outstanding common stock.

For more information, see “Recent Developments.”

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, as of September 30, 2025, we were only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 150%, immediately after such borrowing. As of September 30, 2025 and December 31, 2024, our asset coverage for borrowed amounts was approximately 200% and 227%, respectively.

The weighted average stated interest rate and weighted average maturity on all of the Company’s debt outstanding as of September 30, 2025, were 6.58% and 3.8 years, respectively, and as of December 31, 2024, were 5.77% and 2.8 years, respectively.

On April 3, 2019, we completed an underwritten public offering of approximately $44.8 million in aggregate principal amount of the 6.25% Unsecured Notes. The 6.25% Unsecured Notes would have matured on April 30, 2026, and could have been redeemed in whole or in part at any time or from time to time at our option on or after April 30, 2022. The 6.25% Unsecured Notes bore interest at a rate of 6.25% per year payable quarterly on January 31, April 30, July 31, and October 31 of each year. The 6.25% Unsecured Notes were listed on the NASDAQ Global Select Market under the trading symbol “OXSQZ.” On June 13, 2025, we redeemed $10.0 million in aggregate principal amount of the 6.25% Unsecured Notes. On July 18, 2025, we redeemed $10.0 million in aggregate principal amount of the 6.25% Unsecured Notes. On September 19, 2025, we redeemed the remaining $24.8 million in aggregate principal amount of the 6.25% Unsecured Notes. In connection with the September 19, 2025 redemption, the 6.25% Unsecured Notes were delisted from the NASDAQ Global Select Market.

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

On August 7, 2025, we completed an underwritten public offering of approximately $74.8 million in aggregate principal amount of 7.75% Unsecured Notes. The 7.75% Unsecured Notes will mature on July 31, 2030, and may be redeemed in whole or in part at any time or from time to time at our option on or after July 31, 2027. The 7.75% Unsecured Notes bear interest at a rate of 7.75% per year payable quarterly on January 31, April 30, July 31, and October 31, of each year. The 7.75% Unsecured Notes are listed on the NASDAQ Global Select Market under the trading symbol “OXSQH.”

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

The following table reflects the cash distributions, including distributions reinvested, if any, per share that our Board has declared on our common stock since the beginning of 2024:

Date Declared	Record Date	Payment Date	Total Distributions	GAAP net investment income			Distributions in excess of/ (less than) GAAP net investment income(1)
Fiscal 2026(1)
October 30, 2025	March 17, 2026	March 31, 2026	$0.035	$	N/A		$—
October 30, 2025	February 13, 2026	February 27, 2026	0.035		N/A		—
October 30, 2025	January 16, 2026	January 30, 2026	0.035		N/A		—
Total (First Quarter 2026)			0.105		—	(3)	—

Fiscal 2025(1)
July 30, 2025	December 17, 2025	December 31, 2025	0.035		N/A		—
July 30, 2025	November 14, 2025	November 28, 2025	0.035		N/A		—
July 30, 2025	October 17, 2025	October 31, 2025	0.035		N/A		—
Total (Fourth Quarter 2025)			0.105		—	(3)	—

April 22, 2025	September 16, 2025	September 30, 2025	0.035		N/A		—
April 22, 2025	August 15, 2025	August 29, 2025	0.035		N/A		—
April 22, 2025	July 17, 2025	July 31, 2025	0.035		N/A		—
Total (Third Quarter 2025)			0.105		0.07		0.04

February 27, 2025	June 16, 2025	June 30, 2025	0.035		N/A		—
February 27, 2025	May 16, 2025	May 30, 2025	0.035		N/A		—
February 27, 2025	April 16, 2025	April 30, 2025	0.035		N/A		—
Total (Second Quarter 2025)			0.105		0.08		0.03

October 31, 2024	March 17, 2025	March 31, 2025	0.035		N/A		—
October 31, 2024	February 14, 2025	February 28, 2025	0.035		N/A		—
October 31, 2024	January 17, 2025	January 31, 2025	0.035		N/A		—
Total (First Quarter 2025)			0.105		0.09		0.02

Date Declared	Record Date	Payment Date	Total Distributions	GAAP net investment income			Distributions in excess of/ (less than) GAAP net investment income
Fiscal 2024
August 8, 2024	December 17, 2024	December 31, 2024	$0.035	$	N/A		$—
August 8, 2024	November 15, 2024	November 29, 2024	0.035		N/A		—
August 8, 2024	October 17, 2024	October 31, 2024	0.035		N/A		—
Total (Fourth Quarter 2024)			0.105		0.09		0.02

April 25, 2024	September 16, 2024	September 30, 2024	0.035		N/A		—
April 25, 2024	August 16, 2024	August 30, 2024	0.035		N/A		—
April 25, 2024	July 17, 2024	July 31, 2024	0.035		N/A		—
Total (Third Quarter 2024)			0.105		0.10		0.01

March 14, 2024	June 14, 2024	June 28, 2024	0.035		N/A		—
March 14, 2024	May 17, 2024	May 31, 2024	0.035		N/A		—
March 14, 2024	April 16, 2024	April 30, 2024	0.035		N/A		—
Total (Second Quarter 2024)			0.105		0.13		(0.02)

November 2, 2023	March 15, 2024	March 29, 2024	0.035		N/A		—
November 2, 2023	February 15, 2024	February 29, 2024	0.035		N/A		—
November 2, 2023	January 17, 2024	January 31, 2024	0.035		N/A		—
Total (First Quarter 2024)			0.105		0.11		(0.01)
Total (2024)			$0.42		$0.42	(2)	0.00 (2)

____________

(1)      The tax characterization of cash distributions for the years ending December 31, 2025 and 2026 will not be known until the tax return for such years are finalized. For the years ending December 31, 2025 and 2026, the amounts and sources of distributions reported are only estimates and are not being provided for U.S. tax reporting purposes. The final determination of the source of all distributions in 2025 and 2026 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon our investment performance and may be subject to change based on tax regulations.

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

RECENT DEVELOPMENTS

The Board declared the following distributions payable to stockholders as shown below:

Date Declared	Record Dates	Payable Dates	Per Share Distribution Amount Declared
July 30, 2025	October 17, 2025	October 31, 2025	$0.035
July 30, 2025	November 14, 2025	November 28, 2025	$0.035
July 30, 2025	December 17, 2025	December 31, 2025	$0.035
October 30, 2025	January 16, 2026	January 30, 2026	$0.035
October 30, 2025	February 13, 2026	February 27, 2026	$0.035
October 30, 2025	March 17, 2026	March 31, 2026	$0.035

On October 30, 2025, the Board of Directors authorized a 12-month share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, we may repurchase, during the 12-month period commencing on October 30, 2025, up to $25.0 million in the aggregate of our outstanding common stock in the open market. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program is expected to be in effect until October 30, 2026, unless extended or until the aggregate repurchase amount has been expended. The Share Repurchase Program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the Share Repurchase Program. The Share Repurchase Program may be suspended, extended, modified or discontinued at any time.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates. As of September 30, 2025, all of our variable rate investments were income producing. The variable rates are generally based upon the five-year U.S. Department of Treasury note, the Prime rate, or SOFR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain interest rate floors.

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

Based on our Statements of Assets and Liabilities as of September 30, 2025, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates for our settled investments (considering interest rate floors for floating rate instruments), excluding CLO equity investments. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2025. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2025, and are only adjusted for assumed changes in the underlying base interest rates. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

Hypothetical Change in Base Rates	Estimated Percentage Change in Investment Income
Up 300 basis points	13.2%
Up 200 basis points	8.8%
Up 100 basis points	4.4%
Down 100 basis points	(4.4)%
Down 200 basis points	(8.6)%
Down 300 basis points	(12.8)%

ITEM 4.    CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer,

as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes known to us during the nine months ended September 30, 2025, to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Equity Securities

While we did not engage in unregistered sales of equity securities during the three months ended September 30, 2025, we issued 69,140 shares of common stock under our distribution reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value for the shares of common stock issued under the distribution reinvestment plan during the three months ended September 30, 2025 was approximately $148,000.

Issuer Purchases of Equity Securities

During the three months ended September 30, 2025, no common stock was repurchased by the Company.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

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

OXFORD SQUARE CAPITAL CORP.
Date: November 6, 2025	By:	/s/ Jonathan H. Cohen
Jonathan H. Cohen
Chief Executive Officer
(Principal Executive Officer)
Date: November 6, 2025	By:	/s/ Bruce L. Rubin
Bruce L. Rubin
Chief Financial Officer
(Principal Accounting Officer)