Form 10-K
period 2025-12-31
Oxford Square Capital Corp.
filed 2026-03-06
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

–––––––––––––––––––––––––––––––

FORM 10-K

_______________________________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

The aggregate market value of common stock held by non-affiliates of the Registrant on as of the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $2.23 on the NASDAQ Global Select Market, was $155,451,737. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 87,510,727 shares of the Registrant’s common stock outstanding as of March 2, 2026.

OXFORD SQUARE CAPITAL CORP.
FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2025

i

PART I

Item 1.       Business

Oxford Square Capital Corp. (“OXSQ,” “Company,” “we,” “us,” or “our”) is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with our 2003 taxable year. Our investment objective is to maximize our portfolio’s total return. Our primary current focus is to seek an attractive risk-adjusted total return by investing primarily in corporate debt securities and, to a lesser extent collateralized loan obligation (“CLO”) structured finance investments that own corporate debt securities. CLO investments may also include warehouse facilities, which are early-stage CLO vehicles intended to aggregate loans that may be used to form the basis of a traditional CLO vehicle. We may also invest in publicly traded debt and/or equity securities. As a BDC, we may not acquire any asset other than “qualifying assets” unless, at the time we make the acquisition, the value of our qualifying assets represents at least 70% of the value of our total assets.

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

We generally expect to invest between $5.0 million and $25.0 million in each of our portfolio investments, although this investment size may vary as the size of our capital base changes and market conditions warrant. We invest in both fixed and variable interest rate structures. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5% of the total portfolio.

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

6.25% Unsecured Notes

On April 3, 2019, we completed an underwritten public offering of approximately $44.8 million in aggregate principal amount of our 6.25% unsecured notes due 2026, or the “6.25% Unsecured Notes.” The 6.25% Unsecured Notes would have matured on April 30, 2026, and could have been redeemed in whole or in part at any time or from time to time at our option (on or after April 30, 2022). The 6.25% Unsecured Notes bore interest at a rate of 6.25% per year payable quarterly on January 31, April 30, July 31, and October 31 of each year. On June 13, 2025, the Company redeemed $10.0 million in aggregate principal amount of the 6.25% Unsecured Notes. On July 18, 2025, the Company redeemed $10.0 million in aggregate principal amount of the 6.25% Unsecured Notes. On September 19, 2025, the Company redeemed the remaining $24.8 million in aggregate principal amount of the 6.25% Unsecured Notes. In connection with the September 19, 2025 redemption, the 6.25% Unsecured Notes were delisted from the NASDAQ Global Select Market.

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

7.75% Unsecured Notes

On August 7, 2025, we completed an underwritten public offering of approximately $74.8 million in aggregate principal amount of 7.75% unsecured notes due 2030, or the “7.75% Unsecured Notes.” The 7.75% Unsecured Notes will mature on July 31, 2030, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after July 31, 2027. The 7.75% Unsecured Notes bear interest at a rate of 7.75% per year payable quarterly on January 31, April 30, July 31, and October 31, of each year. The 7.75% Unsecured Notes are listed on the NASDAQ Global Select Market under the trading symbol “OXSQH.”

ATM Offering

On August 22, 2023, we entered into Amendment No. 1 to the Equity Distribution Agreement dated August 1, 2019 with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $150.0 million of our common stock through an At-the-Market (“ATM”) offering. On August 16, 2024, we entered into an amended and restated equity distribution agreement (the “Amended and Restated Equity Distribution Agreement”) with Lucid Capital Markets, LLC and Ladenburg Thalmann & Co. Inc., as the sales agents, to add Lucid Capital Markets, LLC as an additional sales agent to the Amended and Restated Equity Distribution Agreement. We sold a total of 15,910,780 shares of common stock pursuant to the ATM offering during the year ended December 31, 2025. The total amount of capital raised net of underwriting fees and offering costs was approximately $34.8 million during the year ended December 31, 2025.

Organizational and Regulatory Structure

Our investment activities are managed by Oxford Square Management. Oxford Square Management is an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Oxford Square Management is owned by Oxford Funds, LLC (“Oxford Funds”), its managing member, and Charles M. Royce, a member of our Board of Directors (the “Board”) who holds a minority, non-controlling interest in Oxford Square Management. Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President and Chief Operating Officer, directly or indirectly own or control all of the outstanding equity interests of Oxford Funds. Under the Investment Advisory Agreement (as defined below), we have agreed to pay Oxford Square Management an annual base advisory fee based on our gross assets as well as an incentive fee based on our performance. Refer to “— Investment Advisory Agreement.”

We were founded in July 2003 and completed an initial public offering of shares of our common stock in November 2003. We are a Maryland corporation and a closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. As a BDC, we are required to meet certain regulatory tests, including the requirement to invest at least 70% of our total assets in eligible portfolio companies. Refer to “— Regulation as a Business Development Company.” In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under the Code.

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

MARKET OVERVIEW AND OPPORTUNITY

The broader corporate loan and CLO equity markets displayed weakness in 2025. The Morningstar/LSTA US Leveraged Loan Index decreased from a price of 97.33% at the end of December 2024 to 96.64% at the end of December 2025. During 2025, higher credit quality loans significantly outperformed lower credit quality loans. For the full year, BB rated loan prices decreased 0.67%, B rated loan prices decreased 0.47%, and CCC rated loan prices decreased 5.86%. We believe that the loan market’s performance during 2025 was driven by investment outflows from the loan asset class and macroeconomic headwinds, partly offset by robust issuance in the CLO asset class. Credit quality in the loan market remains challenged but improved in 2025 as exhibited by a decrease in the default rate to 3.35% at the end of 2025 versus 4.70% at the end of 2024 when including traditional defaults and out-of-court restructurings, exchanges, and sub-par buybacks. This environment presented corporate loan and CLO managers with the opportunity to buy performing assets in the primary and secondary loan markets with sufficient risk adjusted returns. Additionally, as we execute our corporate loan strategy of focusing primarily on small to medium size broadly syndicated loans, narrowly syndicated loans and private deals, through purchases in both the primary and secondary markets, we remain mindful of maintaining overall portfolio liquidity. We believe this strategy allows us to maintain corporate debt investments which have sufficient liquidity in order to take advantage of market opportunities.

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

•        Jonathan H. Cohen, our Chief Executive Officer, has more than twenty-five years of experience in debt and equity research and investment. Mr. Cohen has also served as Chief Executive Officer and a Director of Oxford Lane Capital Corp. (NasdaqGS: OXLC), a registered closed-end fund, and as Chief Executive Officer of its investment adviser, Oxford Lane Management, LLC, or “Oxford Lane Management,” since 2010. Since 2018 and 2015, respectively, Mr. Cohen has also served as Chief Executive Officer of Oxford Gate Master Fund, LLC, Oxford Gate, LLC and Oxford Gate (Bermuda), LLC (collectively, the “Oxford Gate Funds”), and Oxford Bridge II, LLC and their investment adviser, Oxford Gate Management, LLC, or “Oxford Gate Management.” Oxford Bridge II, LLC and the Oxford Gate Funds are private investment funds. Since 2023, Mr. Cohen has also served as Chief Executive Officer of Oxford Park Income Fund, Inc., a registered closed-end fund, and its investment adviser, Oxford Park Management, LLC, or “Oxford Park Management”. Previously, Mr. Cohen managed technology equity research groups at Wit Capital, Merrill Lynch, UBS and Smith Barney. Mr. Cohen is a member of the Board of Trustees of Connecticut College. Mr. Cohen received a B.A. in Economics from Connecticut College and an M.B.A. from Columbia University.

•        Saul B. Rosenthal, our President and Chief Operating Officer, has more than twenty years of experience in the capital markets, with a focus on middle-market transactions. In addition, Mr. Rosenthal has served as President and a Director of Oxford Lane Capital Corp. (NasdaqGS: OXLC), a registered closed-end fund, and as President of Oxford Lane Management, since 2010. Mr. Rosenthal has also served as President of Oxford Gate Management and the Oxford Gate Funds and Oxford Bridge II, LLC, since 2015 and 2018, respectively. Since 2023, Mr. Rosenthal has also served as President of Oxford Park Income Fund, Inc., a registered closed-end fund, and its investment adviser, Oxford Park Management. Mr. Rosenthal was previously an attorney at the law firm of Shearman & Sterling LLP. Mr. Rosenthal serves on the board of the National Museum of Mathematics. Mr. Rosenthal received a B.S., magna cum laude, from the Wharton School of the University of Pennsylvania, a J.D. from Columbia University Law School, where he was a Harlan Fiske Stone Scholar, and a LL.M. (Taxation) from New York University School of Law.

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

We identify opportunities in the CLO market through our network of brokers, dealers, agent banks, collateral managers and sponsors that we have worked with for several years. The CLO vehicles which we focus on are collateralized primarily by senior secured loans made to companies whose debt is unrated or is rated below investment grade, and generally have very little or no direct exposure to real estate, mortgage loans or to pools of consumer-based debt, such as credit card receivables or auto loans.

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

The following is a representative list of the industries in which we currently have investments:

• Artificial Intelligence	• Business Services
• Food and Beverage	• Healthcare
• Industrials	• Materials
• Software	• Telecommunication Services
• Structured Finance	• IT Consulting

During the fiscal year ended December 31, 2025, we purchased approximately $92.1 million of investments, comprised of approximately $57.9 million in senior secured notes, approximately $30.2 million in CLO equity and approximately $4.0 million in equity and other investments. As a percentage of fair value of the total invested portfolio as of December 31, 2025, our portfolio was invested approximately 58.5% in senior secured notes, 37.8% in CLO equity, and 3.7% in equity and other investments.

TEN LARGEST PORTFOLIO INVESTMENTS AS OF DECEMBER 31, 2025

Our ten largest portfolio company investments as of December 31, 2025, based on the combined fair value of the debt and equity securities (including CLO side letter related investments) we hold in each portfolio company, were as follows:

		Cost(1)	December 31, 2025
			($ in millions)
Portfolio Company	Industry		Fair Value(1)	Fair Value Percentage of Total Portfolio
OCP CLO 2024-37, Ltd.	Structured Finance	$24.0	$18.1	7.2%
Generate CLO 10, Ltd.	Structured Finance	21.7	17.7	7.0%
Verifone, Inc. (f/k/a Verifone Systems, Inc.)	Business Services	12.1	12.5	5.0%
Carlyle Global Market Strategies CLO 2021-6, Ltd.	Structured Finance	18.3	12.1	4.8%
Dodge Construction Network LLC (f/k/a Dodge Data & Analytics, LLC)	Software	13.9	11.4	4.5%
Global Tel Link Corp.	Telecommunication Services	10.1	10.3	4.1%
Convergint Technologies, LLC	Business Services	10.0	10.1	4.0%
Dryden 43 Senior Loan Fund	Structured Finance	21.9	9.9	3.9%
Michael Baker International, Inc.	Industrials	9.9	9.9	3.9%
Smartronix, LLC	Software	10.0	9.9	3.9%
		$152.0	$121.8	48.3%

____________

(1)      Totals may not sum due to rounding.

For a description of the factors relevant to the changes in the value of the above portfolio investments for the year ended December 31, 2025, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Grading.”

Set forth below are descriptions of the ten largest portfolio investments as of December 31, 2025:

OCP CLO 2024-37, Ltd.

OCP CLO 2024-37, Ltd. is a collateralized loan obligation investing primarily in U.S.-based senior secured loans. As of December 31, 2025, approximately $27.0 million remained outstanding on our investment.

Generate CLO 10, Ltd.

Generate CLO 10, Ltd. is a collateralized loan obligation investing primarily in U.S.-based senior secured loans. As of December 31, 2025, approximately $30.0 million remained outstanding on our investment.

Verifone, Inc. (f/k/a Verifone Systems, Inc.)

Verifone, Inc. develops technology that enables electronic payment transactions and value-added services at the point of sale. As of December 31, 2025, approximately $13.2 million remained outstanding on our investment in the first lien senior secured notes.

Carlyle Global Market Strategies CLO 2021-6, Ltd.

Carlyle Global Market Strategies CLO 2021-6, Ltd. is a collateralized loan obligation investing primarily in U.S.-based senior secured loans. As of December 31, 2025, approximately $29.6 million remained outstanding on our investment.

Dodge Construction Network LLC (f/k/a Dodge Data & Analytics, LLC)

Dodge Construction Network LLC offers analytics and software-based workflow integration solutions for the construction industry. As of December 31, 2025, approximately $2.2 million remained outstanding on our investment in the first lien first out senior secured notes, approximately $3.0 million remained outstanding on our investment in the first lien second out senior secured notes and $17.0 million remained outstanding on our investment in the second lien senior secured notes.

Global Tel Link Corp.

Global Tel Link Corp. offers communication, intelligence, education, enterprise management, payment and deposit solutions, as well as inmate services. As of December 31, 2025, approximately $10.4 million remained outstanding on our investment in the first lien senior secured notes.

Convergint Technologies, LLC

Convergint Technologies, LLC offers security, communications, installation, fire alarm safety, and building automation systems to commercial offices, residential, government, healthcare, and educational industries. As of December 31, 2025, approximately $10.0 million remained outstanding on our investment in the second lien senior secured notes.

Dryden 43 Senior Loan Fund

Dryden 43 Senior Loan Fund is a collateralized loan obligation investing primarily in U.S.-based senior secured loans. As of December 31, 2025, approximately $47.3 million remained outstanding on our investment.

Michael Baker International, Inc.

Michael Baker International, Inc. offers designing, construction, planning, cost management, and consulting services for building, civil, energy, environmental, and transportation sectors. As of December 31, 2025, approximately $9.9 million remained outstanding on our investment in the first lien senior secured notes.

Smartronix, LLC

Smartronix, LLC offers cloud computing, cyber security, data and analytics, digital transformation, server and application, robotic process automation, modeling, simulation, and training solutions. As of December 31, 2025, approximately $9.9 million remained outstanding on our investment in the first lien senior secured notes.

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

b.      Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to one-fourth of an annual “hurdle rate.” The annual hurdle rate is determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rates for the 2025, 2024 and 2023 calendar years, calculated as of December 31, were approximately 9.38%, 8.84%, and 8.99%, respectively, under the terms of the Investment Advisory Agreement. Our net investment income (to the extent not distributed to our stockholders) used to calculate the Net Investment Income Incentive Fee was also included in the amount of our gross assets used to calculate the 2.00% Base Fee.

c.      The operation of the incentive fee with respect to our Pre-Incentive Fee Net Investment Income for each quarter is as follows:

i.       no incentive fee was payable to Oxford Square Management in any calendar quarter in which our Pre-Incentive Fee Net Investment Income did not exceed one fourth of the annual hurdle rate (approximately 9.38% for the 2025 calendar year).

ii.      20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds one-fourth of the annual hurdle rate (approximately 9.38% for the 2025 calendar year) in any calendar quarter was payable to Oxford Square Management (i.e., once the hurdle rate is reached, 20% of all Pre-Incentive Fee Net Investment Income thereafter was allocated to Oxford Square Management).

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

Duration and Termination

Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act. On April 22, 2025, the Board of Directors re-approved the Investment Advisory Agreement at an in-person meeting. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. Refer to “Item 1A. Risk Factors — Risks relating to our business and structure — Our investment adviser can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

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

•        pursuant to Rule 13a-15 of the Exchange Act, our management must prepare a report regarding its assessment of our internal control over financial reporting and, to the extent that we are a “large accelerated filer” or an “accelerated filer” under Rule 12b-2 under the Exchange Act, must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and

•        pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

On August 7, 2025, we completed an underwritten public offering of approximately $74.8 million in aggregate principal amount of 7.75% Unsecured Notes. The 7.75% Unsecured Notes will mature on July 31, 2030, and may be redeemed in whole or in part at any time or from time to time at our option on or after July 31, 2027. The 7.75% Unsecured Notes bear interest at a rate of 7.75% per year payable quarterly on January 31, April 30, July 31, and

October 31, of each year. The 7.75% Unsecured Notes are our general unsecured obligations, rank equally in right of payment with our future senior unsecured debt, and rank senior in right of payment to any potential subordinated debt, should any be issued in the future.

Illustration.    The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on the portfolio, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.
	Assumed total return on our portfolio (net of expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to stockholder(1)	(28.8)%	(18.2)%	(7.7)%	2.9%	13.4%

____________

(1)      Assumes $306.7 million in total assets and $155.3 million in total debt principal outstanding, which reflects our total assets and total debt outstanding as of December 31, 2025, and a cost of funds of approximately 7.20%.

Our portfolio must have an annual return of at least 3.64% in order to cover the annual interest payments on our current borrowings.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 87,510,727 shares are issued and outstanding as of March 2, 2026. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to distributions and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by our Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

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

On January 6, 2026, we received an updated form of co-investment exemptive relief from the SEC to allow certain managed funds and investment vehicles, each of whose investment adviser is Oxford Square Management or an investment adviser controlling, controlled by or under common control with Oxford Square Management, to participate in negotiated co-investment transactions where doing so is consistent with regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief (the “Co-Investment Order”). The Co-Investment Order, which supersedes the co-investment order issued to us on June 14, 2017, is a new form of co-investment exemptive relief that adopts a more flexible requirement that allocations be “fair and equitable” to us and that Oxford Square Management considers the interests of us and other affiliated 1940 Act-regulated funds that rely on the Co-Investment Order in allocations and which minimizes certain board approval requirements as compared to the prior form of co-investment exemptive relief. Among other things, under the Co-Investment Order, the terms, conditions, price, class of securities to be purchased in respect of a particular investment, the date on which such investment is to be made and any registration rights applicable thereto, must be generally the same for us and each other participating affiliated entity. The requirements of the Co-Investment Order (including any requirements for board approval thereunder), as well as other regulatory requirements associated with us and other affiliated 1940 Act-regulated funds that rely on the Co-Investment Order, potentially will impact the investment allocations among participating entities (including, for the avoidance of doubt, us) or otherwise impact allocation results. Any changes to the Co-Investment Order or the rules and other guidance promulgated by the SEC and its staff under the 1940 Act could impact allocations made available to us and thereby affect (and potentially decrease) the allocation made to us or otherwise impact the process for allocations in transactions in which we participate.

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

Because we will borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In periods of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, which could result in an increase to our net investment income. Conversely, if interest rates decrease, we may earn less interest income from investments and our cost of funds will also decrease, which could result in lower net investment income. Additionally, in periods of declining interest rates, the rate of prepayments has historically tended to increase (as does price fluctuation) as borrowers are motivated to pay off debt and refinance at new lower rates. During such periods, we would expect reinvestment of the prepayment proceeds by us to generally be at lower rates of return than the return on the assets that were prepaid. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

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

As a BDC, we may not acquire equity and junior debt investments in CLO vehicles unless, at the time of such acquisition, at least 70% of our total assets are “qualifying assets.” CLO vehicles that we invest in are typically very highly levered, and therefore, the junior debt and equity tranches that we invest in are subject to a higher degree of risk of total loss. As of December 31, 2025, the CLO vehicles in which we were invested had average leverage of 6.69 times and ranged from approximately 0.10 times to 10.88 times levered. In particular, investors in CLO vehicles indirectly bear risks of the underlying debt investments held by such CLO vehicles. We will generally have the right to receive payments only from the CLO vehicles, and will generally not have direct rights against the underlying borrowers or the entity that sponsored the CLO vehicle. While the CLO vehicles we have and continue to target generally enable the investor to acquire interests in a pool of leveraged corporate loans without the expenses associated with directly holding the same investments, we will generally indirectly pay a proportionate share of the CLO vehicles’ administrative and other expenses. Although it is difficult to predict whether the prices of indices and securities underlying CLO vehicles will rise or fall, these prices (and, therefore, the prices of the CLO vehicles) will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally. The failure by a CLO vehicle in which we invest to satisfy certain financial covenants, including as a result of political and economic events not directly associated with the leveraged corporate loans held by the CLO, and specifically those with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event that a CLO vehicle failed those tests, holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting CLO vehicle or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.

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

Our business and operations may be adversely affected by market, economic and geopolitical conditions, and thereby adversely affect the Company including, without limitation, economic slowdown in the United States and internationally, changes in interest rates and/or a lack of availability of credit in the United States and internationally, commodity price volatility and changes in law and/or regulation, and uncertainty regarding government and regulatory policy. The full impact of any such risks is uncertain and difficult to predict.

Capital markets volatility and instability have also occurred in the past and may occur in the future. At various times, such disruptions in the past have resulted in, and may in the future result in, a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and various foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. Furthermore, uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused volatility in the global markets, and we cannot assure you that these market conditions will not continue or worsen in the future. Terrorist acts, acts of war, geopolitical tensions, natural disasters, or disease outbreaks, pandemics or other public health crises may cause periods of market instability and volatility and may disrupt the operations of us and our portfolio companies for extended periods of time. If similar adverse and volatile market conditions repeat in the future, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be particularly difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than the net asset value per share without first obtaining approval for such issuance from our stockholders and our Board of Directors, including all of our directors who are not “interested persons” of the Company, as defined in the 1940 Act.

Such conditions may occur for a prolonged period of time, and may materially worsen in the future, including as a result of U.S. government shutdowns or the perceived creditworthiness of the United States, could make it difficult for us to borrow money or to extend the maturity of or refinance any indebtedness we may have under similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if any, may be at a higher cost and on less favorable terms and conditions than would currently be available. If we are unable to raise or refinance debt, stockholders may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

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

Geopolitical conflicts and resulting market volatility, could also adversely affect the Company’s business, operating results, and financial condition. The extent and duration or escalation of such conflicts, resulting sanctions and resulting future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in affected regions or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

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

The outcome of the U.S. presidential, congressional and other elections creates significant uncertainty with respect to the legal, tax and regulatory regime in which we and our portfolio companies will operate.

Changes in the composition of the U.S. government following an election could result in changes to U.S. and non-U.S. fiscal, tax and other policies, as well as the global financial markets generally. Any significant changes in economic policy, the regulation of the asset management industry, international trade policy and/or tax law, among other things, could have a material adverse impact on us and our investments. General fluctuations in the market prices of securities and interest rates could affect our investment opportunities and the value of our investments. We could also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry. Ongoing disruptions in the global credit markets could affect issuers’ ability to pay debts and obligations on a timely basis. If defaults occur, we could lose both invested capital in, and anticipated profits from, any affected investments.

While the current U.S. administration has signaled a reduced emphasis on regulation, past U.S. administrations supported an enhanced regulatory agenda. Changes in regulation can impose greater costs on certain sectors, including financial services, or otherwise impact the competitive environment for obligors, which could adversely impact us and our clients.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

The U.S. government has indicated its intent, made proposals and taken actions to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, existing bilateral or multi-lateral trade agreements and treaties with foreign countries. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. These developments, or the perception that more of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. Further governmental actions related to the imposition of tariffs or other trade barriers, or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States.

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

We are subject to risks associated with artificial intelligence and machine learning technology

Artificial intelligence (“AI”) refers to computer systems capable of performing tasks that typically require human intelligence, including but not limited to machine learning, natural language processing, and generative and agentic AI technologies. These systems are designed to analyze data, learn from patterns, make decisions and solve problems. AI and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve. Investors should be aware that the use of AI tools, while potentially beneficial, presents a range of risks and may result in material adverse consequences (including the risks discussed in further detail below) for us or our third-party service providers or counterparties, and no assurance can be given that any controls adopted to govern the use of AI will fully mitigate the risks associated with AI technologies.

AI tools may produce inaccurate, biased, insufficient, discriminatory, misleading, incomplete, undetectable manipulative or otherwise flawed responses due to (among other things) limitations in training data, algorithmic design or operational oversight. Such deficiencies may result in operational errors, investment losses, reputational, financial, or social harm, legal liability, regulatory scrutiny or other adverse effects. The deployment and supervision of AI tools may increase operational and compliance risks. Inappropriate use of AI tools or overreliance on AI outputs without adequate human oversight may further exacerbate these risks.

The legal and regulatory environment relating to AI is uncertain and evolving and future changes, such as those related to privacy, data protection and intellectual property, could have an impact on the use of AI and existing or emerging technologies that could impact us. It is possible that future changes in applicable legal and regulatory requirements could increase compliance costs. Any of these risks could adversely affect us. Additionally, regulatory actions or legal challenges may impose restrictions or obligations that affect operational efficiency or compliance posture.

The misuse of AI tools, whether intentional or inadvertent, may expose us to additional risks. In addition, AI tools and technology are evolving rapidly and the integration of AI in systems and operations create new risks that can be difficult to assess and anticipate.

We and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to us, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.

The use of third-party and open-source AI tools (if any) can pose additional risks relating to data protection and information security, including the potential exposure of confidential information to unauthorized recipients and the misuse of intellectual property, which could adversely affect us.

The use of AI could also exacerbate or create new and unpredictable risks to our business, Oxford Square Management’s business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us, our portfolio companies and Oxford Square Management to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us, our portfolio companies and Oxford Square Management. The use of AI by bad actors could heighten the security vulnerabilities and sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and Oxford Square Management.

AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.

Cash held by us and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the FDIC insurance limits. If such banking institutions were to fail, we or our portfolio companies could lose all or a portion of those amounts held in excess of such FDIC insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our and our portfolio companies’ business, financial condition, results of operations, or prospects.

Although we assess our and our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us or our portfolio companies, the financial institutions with which we, or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally. In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us or our portfolio companies to acquire financing on acceptable terms or at all.

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

Cybersecurity Program Overview

Oxford Funds has instituted a cybersecurity program designed to identify, assess, and manage cyber risks applicable to the Company and assists with the oversight of other third party service providers and their cybersecurity programs. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. Oxford Funds actively monitors the current threat landscape in an effort to identify material risks to the Company from new and evolving cybersecurity threats, including threats arising from new technologies, such as generative artificial intelligence.

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

Management’s Role in Cybersecurity Risk Management

The Company’s management, including the Company’s CCO and the Head of Information Technology of Oxford Funds, manages the Company’s cybersecurity program. The President and CCO of the Company oversee the Company’s oversight function generally and rely on Oxford Funds’ Head of Information Technology to manage the assessment and management of material risks from cybersecurity threats. The Head of Information Technology has more than 10 years of experience in actively managing cybersecurity and information security programs for financial services companies with complex information systems. The CCO has been responsible for his oversight function as CCO to the Company for 10 years and has worked in the financial services industry for more than 35 years, during which time the CCO has gained expertise in assessing and managing risk applicable to the Company.

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

		Price Range		Premium or (Discount) of High Sales Price to NAV(2)	Premium or (Discount) of Low Sales Price to NAV(2)	Distributions Per Share(3)
	NAV(1)	High	Low
Fiscal 2026
First Quarter (through March 2, 2026)	*	$1.98	$1.72	*	*	$0.105
Fiscal 2025
Fourth Quarter	$1.69	$2.05	$1.56	21.3%	(7.7)%	$0.105
Third Quarter	$1.95	$2.42	$1.56	24.1%	(20.0)%	$0.105
Second Quarter	$2.06	$2.64	$2.14	28.2%	3.9%	$0.105
First Quarter	$2.09	$2.87	$2.44	37.1%	16.7%	$0.105
Fiscal 2024
Fourth Quarter	$2.30	$2.99	$2.40	30.0%	4.3%	$0.105
Third Quarter	$2.35	$3.10	$2.74	31.9%	16.6%	$0.105
Second Quarter	$2.43	$3.29	$2.91	35.4%	19.8%	$0.105
First Quarter	$2.42	$3.22	$2.85	33.1%	17.8%	$0.105

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

On March 2, 2026, the last reported sales price of our common stock was $1.82 per share. As of March 2, 2026, we had 123 stockholders of record.

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. Our shares of common stock have traded both at a premium and a discount to the net assets attributable to those shares. As of March 2, 2026, our shares of common stock traded at a premium equal to approximately 7.7% of the net asset value per share as of December 31, 2025. It is not possible to predict whether the shares offered hereby will trade at, above, or below net asset value.

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

Recent Sales of Unregistered Securities

We did not engage in unregistered sales of equity securities during the year ended December 31, 2025, however, we issued a total of 391,246 shares of common stock under our distribution reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value for the shares of common stock issued under the distribution reinvestment plan was approximately $0.8 million.

Issuer Purchases of Equity Securities

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

During the year ended December 31, 2025, no common stock was repurchased.

Performance Graph

The graph below compares the cumulative stockholder return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Financial 100, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period from December 31, 2020 through December 31, 2025. The graph assumes that, on December 31, 2020, a person invested $100 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Financial 100, which includes the 100 largest domestic and international financial organizations listed on the NASDAQ Stock Market based on market capitalization. The NASDAQ Financial 100 contains banks and savings institutions and related holding companies, insurance companies, broker-dealers, investment companies and financial services organizations.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/20
12/21
12/22
12/23
12/24
12/25
Oxford Square Capital Corp.
NASDAQ Composite
NASDAQ Financial 100

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends.
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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—	%(1)
Offering expenses borne by our common stockholders (as a percentage of offering price)	—	%(2)
Distribution reinvestment plan expenses	—	%(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%
Annual expenses (as a percentage of net assets attributable to our common stock):
Base management fee	2.74	%(4)
Incentive fees payable under our investment advisory agreement	—	%(5)
Interest payments on borrowed funds	5.72	%(6)
Other expenses	2.30	%(3)(7)
Total annual expenses	10.76	%(8)(9)

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

(4)      Assumes gross assets (which equals the total assets on our Statements of Assets and Liabilities adjusted as described in this footnote) of $356.7 million and $155.3 million of leverage (including $74.8 million in aggregate principal of our 7.75% Unsecured Notes and $80.5 million in aggregate principal of our 5.50% Unsecured Notes in each case, as of December 31, 2025), and assumes net assets of $195.4 million (which has been adjusted to reflect the net issuance of an additional $50.0 million of common stock). For purposes of this table, the SEC requires our base management fee to be calculated as a percentage of our net assets. Our base management fee under the Investment Advisory Agreement, however, is based on our gross assets, which is defined as all the assets of Oxford Square Capital Corp., including those acquired using borrowings for investment purposes. As a result, to the extent we use additional leverage, it would have the effect of increasing our base management fee as a percentage of our net assets. See Item 1. Business — Investment Advisory Agreement in this Annual Report on Form 10-K.

(5)      Assumes no annual incentive fees earned by Oxford Square Management. Oxford Square Management did not earn incentive fees during the year ended December 31, 2025, due to the Total Return Requirement described under Item 1. Business — Investment Advisory Agreement — Advisory Fee in this Annual Report on Form 10-K. In subsequent periods, incentive fees may be earned by Oxford Square Management if, and to the extent that, we earn greater investment income through our investments in portfolio companies and realize additional gains upon the sale of investments in such companies. For a detailed discussion of the calculation of the incentive fees, see Item 1 — Business — Investment Advisory Agreement — Advisory Fee in this Annual Report on Form 10-K.

(6)      Assumes that we have $155.3 million of outstanding principal borrowings as of December 31, 2025. The calculation also assumes an effective interest rate of 8.52% (including amortization of deferred issuance costs) on the approximately $74.8 million of 7.75% Unsecured Notes outstanding as of December 31, 2025, and an effective interest rate of 5.98% (including amortization of deferred issuance costs) on the approximately $80.5 million of 5.50% Unsecured Notes outstanding as of December 31, 2025. This table includes all of the commitment fees, interest expense and amortized financing costs of the 7.75% Unsecured Notes and 5.50% Unsecured Notes, as well as the fees and expenses of issuing and servicing any other borrowings or leverage that the Company expects to incur during the 12 months following the filing of this Annual Report on Form 10-K. We may issue preferred stock, which may be considered a form of leverage, pursuant to the registration statement of which the prospectus forms a part, although we have no current plans to do so during the 12 months following the Annual Report on Form 10-K.

(7)      “Other expenses” are based on the actual expenses for the year ended December 31, 2025, and adjusted for any new and non-recurring expenses, such as an assumed issuance of an additional $50.0 million of common stock. These expenses include certain expenses allocated to the Company under the Investment Advisory Agreement, such as travel expenses incurred in connection with the investigation and monitoring of our investments. In the event of a debt restructuring or extinguishment, we may incur a loss comprised of deferred financing costs which may cause actual expenses to exceed those amounts projected in the table.

(8)      “Total annual expenses” is presented as a percentage of net assets attributable to common stockholders, because the holders of shares of our common stock (and not the holders of our debt securities or preferred stock, if any) bear all of our fees and expenses. The indirect expenses associated with the Company’s CLO equity investments are not included in the fee table presentation, but if such expenses were included in the fee table presentation then OXSQ’s total annual expenses would have been 16.67%.

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return(1)	$105	$296	$466	$812
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return entirely from realized gains(2)	$114	$318	$496	$846

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

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•        general economic, political and industry trends and other external factors, including government shutdowns and uncertainty surrounding the financial and political stability of the United States and other countries;

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

We generally expect to invest between $5 million and $25 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of December 31, 2025, our debt investments had stated interest rates of between 6.47% and 12.97% and maturity dates of between 3 and 91 months. In addition, our total portfolio had a weighted average annualized yield on debt investments of approximately 14.53% as of December 31, 2025.

The weighted average annualized yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average annualized yield was computed using the effective interest rates as of December 31, 2025, including accretion of OID and excluding any debt investments on non-accrual status. There can be no assurance that the weighted average annualized yield will remain at its current level.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $251.7 million and $260.9 million as of December 31, 2025 and December 31, 2024, respectively. The decrease in the value of investments during the year ended December 31, 2025 was due primarily to repayments of principal of approximately $47.6 million, sales of securities totaling approximately $10.7 million, realized losses of approximately $16.8 million, and unrealized depreciation of $24.3 million (which incorporates reductions to CLO equity cost value of $7.7 million), partially offset by purchases of investments of approximately $92.1 million. Refer to the table below, which reconciles the investment portfolio for the year ended December 31, 2025 and the year ended December 31, 2024.

A reconciliation of the investment portfolio for the years ended December 31, 2025 and 2024 follows:

($ in millions)	December 31, 2025	December 31, 2024
Beginning investment portfolio	$260.9	$266.9
Portfolio investments acquired	92.1	112.2
Debt repayments	(47.6)	(75.0)
Sales of securities	(10.7)	(11.8)
Reductions to CLO equity cost value(1)	(7.7)	(13.0)
Accretion of discounts on investments	2.9	1.7
PIK income	3.2	0.5
Net change in unrealized appreciation/(depreciation) on investments	(24.3)	75.7
Net realized losses on investments	(16.8)	(96.2)
Ending investment portfolio(2)	$251.7	$260.9

____________

(1)      For the year ended December 31, 2025, the reductions to CLO equity cost value of approximately $7.7 million represented the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes of approximately $24.1 million, plus the amortization of cost on our CLO fee notes of approximately $57,000, less the effective yield interest income recognized on our CLO equity subordinated and income notes of approximately $16.5 million. For the year ended December 31, 2024, the reductions to CLO equity cost value of approximately $13.0 million represented the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes of approximately $28.4 million, plus the amortization of cost on our CLO fee notes of approximately $71,000, less the effective yield interest income recognized on our CLO equity subordinated and income notes of approximately $15.4 million.

(2)      Totals may not sum due to rounding.

During the year ended December 31, 2025, we purchased approximately $92.1 million in portfolio investments, including additional investments of approximately $30.9 million in existing portfolio companies and approximately $61.2 million in new portfolio companies. During the year ended December 31, 2024, we purchased approximately $112.2 million in portfolio investments, including additional investments of approximately $31.0 million in existing portfolio companies and approximately $81.2 million in new portfolio companies.

In certain instances, we receive payments based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments of some of our investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

For the years ended December 31, 2025 and December 31, 2024, we had loan principal repayments of approximately $47.6 million and approximately $75.0 million, respectively. The repayments during the year ended December 31, 2025 were as follows ($ in millions):

Portfolio Company	2025 Repayments
Convergint Technologies, LLC	$11.0
Access CIG, LLC	10.2
Nielsen Consumer, LLC	10.0
Pro Mach Inc.	6.0
Kaman Corporation	6.0
Verifone, Inc. (f/k/a Verifone Systems, Inc.)	1.7
Forta, LLC (f/k/a Help/Systems Holdings, Inc.)	1.2
Net all others	1.5
Total repayments	$47.6

Portfolio activity also reflects sales of securities in the amounts of approximately $10.7 million and approximately $11.8 million for the years ended December 31, 2025 and 2024 respectively. The sales during the year ended December 31, 2025 were as follows ($ in millions):

Portfolio Company	2025 Sales
HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)	$8.2
Quest Software, Inc.	1.6
Alvaria, Inc. (f/k/a Aspect Software, Inc.)	1.0
Total sales(1)	$10.7

____________

(1)      Total may not sum due to rounding.

As of December 31, 2025, we had investments in debt securities of, or loans to, 19 portfolio companies, with a fair value of approximately $147.3 million, CLO equity investments of approximately $95.1 million, and equity and other investments of approximately $9.4 million. As of December 31, 2024, we had investments in debt securities of, or loans to, 21 portfolio companies, with a fair value of approximately $150.7 million, CLO equity investments of approximately $104.6 million and equity and other investments of approximately $5.6 million.

The following table indicates the quarterly portfolio investment activity for the years ended December 31, 2025 and 2024:

($ in millions)	Purchases of Investments	Repayments of Principal	Sales of Investments	Reductions to CLO Equity Cost(1)
Quarter ended
December 31, 2025	$18.0	$7.4	$—	$2.5
September 30, 2025	58.1	31.3	—	1.7
June 30, 2025	—	0.2	—	1.8
March 31, 2025	16.0	8.7	10.7	1.7
Total	$92.1	$47.6	$10.7	$7.7

December 31, 2024	$25.1	$15.0	$7.0	$3.3
September 30, 2024	47.7	27.9	—	2.5
June 30, 2024	27.3	14.3	3.4	6.3
March 31, 2024	12.1	17.9	1.4	0.8
Total(2)	$112.2	$75.0	$11.8	$13.0

____________

(1)      Represents reductions to CLO equity cost value (representing distributions received, or entitled to be received, in excess of effective yield interest income and amortized cost adjusted CLO fee note income).

(2)      Totals may not sum due to rounding.

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2025 and 2024:

($ in millions)	December 31, 2025		December 31, 2024
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$147.3	58.5%	$150.7	57.8%
CLO Equity	95.1	37.8%	104.6	40.1%
Equity and Other Investments	9.4	3.7%	5.6	2.1%
Total(1)	$251.7	100.0%	$260.9	100.0%

____________

(1)      Totals may not sum due to rounding.

Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2025 and 2024, we held qualifying assets that represented 68.8% and 63.8%, respectively, of the total assets. No additional non-qualifying assets were acquired during the periods, if any, when qualifying assets were less than 70% of the total assets.

The following table shows our portfolio of investments by industry at fair value, in millions, as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	($ in millions)		($ in millions)
Structured finance(1)	$95.1	37.7%	$104.6	40.2%
Software	43.7	17.4%	42.0	16.1%
Business services	32.2	12.8%	45.5	17.4%
Healthcare	22.1	8.8%	18.9	7.2%
Industrials	19.9	7.9%	16.0	6.1%
Telecommunication services	11.0	4.4%	7.2	2.8%
Food and beverage	9.8	3.9%	10.0	3.8%
Materials	8.9	3.5%	6.0	2.3%
IT consulting	5.0	2.0%	4.6	1.8%
Artificial intelligence	4.0	1.6%	—	—%
Aerospace and defense	—	—%	6.0	2.3%
Total(2)	$251.7	100.0%	$260.9	100.0%

____________

(1)      Reflects our equity investments in CLOs as of December 31, 2025 and December 31, 2024, respectively.

(2)      Totals may not sum due to rounding.

The following tables present the top ten industries (based upon Moody’s industry classifications) of the aggregate holdings of the CLOs included in our portfolio, based on par value, as of December 31, 2025 and December 31, 2024.

Top Ten Industries	December 31, 2025
High tech industries	11.9%
Business services	10.7%
Banking, finance, insurance & real estate	10.5%
Healthcare & pharmaceuticals	9.7%
Hotels, gaming & leisure	5.3%
Beverage, food & tobacco	4.0%
Construction & building	3.5%
Consumer services	3.4%
Chemicals, plastics & rubber	3.2%
Aerospace & defense	3.1%
Total	65.3%
Top Ten Industries	December 31, 2024
High tech industries	12.0%
Healthcare & pharmaceuticals	10.3%
Banking, finance, insurance & real estate	10.1%
Business services	9.7%
Hotels, gaming & leisure	4.9%
Media: broadcasting & subscription	4.2%
Construction & building	4.1%
Chemicals, plastics & rubber	4.0%
Telecommunications	3.9%
Consumer services	3.5%
Total	66.7%

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. Equity securities are not graded. As of December 31, 2025 and 2024 our portfolio had a weighted average grade of 2.2 and 2.3, respectively, based upon the fair value of the debt investments in the portfolio.

At December 31, 2025 and 2024, our debt investment portfolio was graded as follows:

($ in millions)		December 31, 2025
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	129.1	68.7%	123.2	83.7%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	58.9	31.3%	24.1	16.3%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status	—	—%	—	—%
	Total	$188.0	100.0%	$147.3	100.0%
($ in millions)		December 31, 2024
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	117.5	58.2%	112.2	74.5%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	82.0	40.6%	38.0	25.2%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status	2.5	1.2%	0.5	0.3%
	Total	$202.0	100.0%	$150.7	100.0%

We expect that a portion of our investments will be in the Grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in Grade 3, 4 or 5 may fluctuate from year to year.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the years ended December 31, 2025 and 2024. For information regarding results of operations for the year ended December 31, 2023, refer to Part II Item 7 in our Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 5, 2025, which is incorporated by reference herein.

Investment Income

The following table sets forth the components of investment income for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Interest income
Stated interest income	$15,344,666	$22,453,772
PIK interest income	2,853,987	462,883
Original issue discount and market discount income	2,863,204	1,688,134
Discount income derived from unscheduled remittances at par	29,368	324,498
Total interest income	$21,091,225	$24,929,287
Income from securitization vehicles and investments	$16,452,752	$15,403,586
Other income
Fee letters	$536,998	$661,281
Money market fund income and all other fees	2,257,898	1,689,051
Total other income	$2,794,896	$2,350,332
Total investment income	$40,338,873	$42,683,205

The decrease in total investment income of approximately $2.3 million for the year ended December 31, 2025 from the year ended December 31, 2024 was largely due to a decrease of stated interest income from our debt investments (approximately $7.1 million) resulting from restructurings and refinancings that occurred during the year ended December 31, 2025, a decrease in floating interest rates, and lower average outstanding principal of debt investments. That decrease was partially offset by an increase in income from securitization vehicles and investments of approximately $1.0 million, as well as an increase in other income of approximately $0.4 million.

The total principal outstanding on income producing debt investments as of December 31, 2025 and December 31, 2024 was approximately $188.0 million and $199.5 million, respectively. As of December 31, 2025, our income producing debt investments had stated interest rates of between 6.47% and 12.97% and maturity dates of between 3 and 91 months. As of December 31, 2024, our income producing debt investments had stated interest rates of between 7.61% and 13.13% and maturity dates of between 3 and 82 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 14.53% as of December 31, 2025, compared to a weighted average yield on debt investments of 15.76% as of December 31, 2024.

Operating Expenses

The following table sets forth the components of operating expenses for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Interest expense	$9,244,234	$7,847,320
Base Fee	4,184,721	4,310,484
Professional fees	1,557,637	1,537,434
Compensation expense	950,164	746,762
General and administrative	615,660	597,883
Director’s fees	408,500	417,500
Excise tax	354,957	216,528
Insurance	267,450	308,552
Transfer agent and custodian fees	162,626	260,330
Total operating expenses	$17,745,949	$16,242,793

Total operating expenses for the year ended December 31, 2025 increased by approximately $1.5 million compared to the year ended December 31, 2024. The increase in 2025 is attributable primarily to higher interest expense.

Interest expense increased by approximately $1.4 million in 2025 compared to 2024. The aggregate accrued interest on existing debt which remained payable as of December 31, 2025 and 2024 was approximately $1.7 million and $1.2 million, respectively.

The Base Fee decreased by approximately $0.1 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, due to lower average adjusted gross assets in 2025. The Base Fee which remained payable to Oxford Square Management as of December 31, 2025 and 2024 was approximately $1.0 million and $1.2 million, respectively.

Compensation expense was approximately $950,000 for the year ended December 31, 2025, compared to approximately $747,000 for the year ended December 31, 2024. Compensation expense reflects the allocation of salaries for the services of our Chief Financial Officer, accounting personnel, and other administrative support staff. As of December 31, 2025, there was approximately $26,000 of compensation expense payable. As of December 31, 2024, there was no compensation expense payable.

General and administrative expenses, which consist primarily of market data services, listing fees, office supplies, facilities costs and other miscellaneous expenses were approximately $616,000 for the year ended December 31, 2025 and increased by approximately $18,000 from the year ended December 31, 2024. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

There was no Net Investment Income Incentive Fee for the years ended December 31, 2025 and 2024, primarily as a result of the Net Investment Income Incentive Fee being reduced as the result of the Total Return Requirement. The Net Investment Income Incentive Fee is calculated and payable quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter exceeds (y) the “Preferred Return Amount” for the calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the Base Fee, expenses payable under the Administration Agreement with Oxford Funds, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Refer to “Note 7. Related Party Transactions” in the notes to our financial statements.

The expense attributable to the capital gains incentive fee, as reported under GAAP, is calculated as if the Company’s entire portfolio had been liquidated at period end, and therefore is calculated on the basis of net realized and unrealized gains and losses at the end of each period. That expense (or the reversal of such an expense) related to that hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the years ended December 31, 2025 and 2024, no accrual was required as a result of the impact of accumulated net unrealized depreciation and net realized losses on our portfolio.

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

Realized and Unrealized Gains/Losses on Investments

For the year ended December 31, 2025, we recognized net realized losses on investments of approximately $16.8 million, which primarily represents sales and restructurings of senior secured notes.

For the year ended December 31, 2025, our net change in unrealized depreciation was approximately $24.3 million, comprised of approximately $2.0 million in gross unrealized appreciation, approximately $45.3 million in gross unrealized depreciation and approximately $19.0 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $7.7 million resulting from reductions to the cost value of our CLO equity investments representing the difference between distributions received, or entitled to be received, on our investments held in CLO equity subordinated notes and fee notes, of approximately $24.1 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $16.5 million.

The components of the net change in unrealized appreciation/(depreciation) during the year ended December 31, 2025 were as follows ($ in millions):

Portfolio Company	Changes in Unrealized Depreciation
Generate CLO 10, Ltd.	$(4.0)
Carlyle Global Market Strategies CLO 2021-6, Ltd.	(4.1)
RSA Security, LLC	(4.1)
Dryden 43 Senior Loan Fund	(4.2)
OCP CLO 2024-37, Ltd.	(5.8)
Net all other	(2.1)
Total	$(24.3)

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

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the year ended December 31, 2025 was approximately $22.6 million, compared to $26.4 million for the year ended December 31, 2024. The change was primary the result of higher operating expenses and a decrease in investment income, as discussed above. For the year ended December 31, 2025, the net increase in net assets resulting from net investment income per common share was $0.30 (basic and diluted), compared to $0.42 (basic and diluted) for the year ended December 31, 2024, based on the weighted average common shares outstanding for the respective periods.

Net Decrease/Increase in Net Assets Resulting from Operations

Net decrease in net assets resulting from operations for the year ended December 31, 2025 was approximately $18.7 million, compared to a net increase of $5.9 million for year ended December 31, 2024. The change year over year was largely due to approximately $41.3 million of net realized and unrealized losses for the year ended December 31, 2025, compared to approximately $20.6 million of net realized and unrealized losses for the year ended December 31, 2024, as discussed above. For the year ended December 31, 2025, the net decrease in net assets resulting from operations per common share was $0.25 (basic and diluted), compared to a net increase in net assets per common share of $0.09 (basic and diluted) for the year ended December 31, 2024, based on the weighted average common shares outstanding for the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2025, cash and cash equivalents increased from approximately $34.9 million at the beginning of the period to approximately $51.9 million at the end of the period. Net cash used in operating activities for the year ended December 31, 2025, consisting primarily of the items described in “— Results of Operations,” was approximately $13.7 million, largely reflecting purchases of new investments of approximately $98.2 million, offset by repayments of principal of approximately $47.6 million, proceeds from the sale of investments of approximately $10.7 million and reductions to CLO equity cost value of approximately $7.7 million. During the year ended December 31, 2025, net cash provided by financing activities was approximately $30.7 million, reflecting the proceeds from issuance of common stock from our ATM program (net of underwriting fees and offering costs) of approximately $34.8 million and net proceeds from the issuance of 7.75% Unsecured Notes of approximately $71.9 million, partially offset by the payment of distributions of approximately $31.3 million and principal repayment of 6.25% Unsecured Notes of approximately $44.8 million.

Contractual Obligations

We have certain obligations with respect to the investment advisory and administration services we receive. Refer to “— Overview”. We incurred approximately $4.2 million for the Base Fee and approximately $1.8 million for administrative services for the year ended December 31, 2025. Refer to “Note 7. Related Party Transactions” in the notes to our financial statements.

A summary of our significant contractual payment obligations is as follows as of December 31, 2025. Refer to “Note 5. Borrowings” in the notes to our financial statements.

		Payments Due by Period
Contractual obligations (in millions)	Principal Amount	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
7.75% Unsecured Notes	$74.8	$—	$—	$74.8	$—
5.50% Unsecured Notes	80.5	—	80.5	—	—
	$155.3	$—	$80.5	$74.8	$—

Share Issuance and Repurchase Programs

On August 22, 2023, we entered into Amendment No. 1 to the Equity Distribution Agreement dated August 1, 2019 with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $150.0 million of our common stock through an ATM offering. On August 16, 2024, we entered into an amended and restated equity distribution agreement (the “Amended and Restated Equity Distribution Agreement”) with Lucid Capital Markets, LLC and Ladenburg Thalmann & Co. Inc., as the sales agents, to add Lucid Capital Markets, LLC as an additional sales agent to the Amended and Restated Equity Distribution Agreement. We sold a total of 15,910,780 shares of common stock pursuant to the ATM offering during the year ended December 31, 2025. The total amount of capital raised net of underwriting fees and offering costs was approximately $34.8 million during the year ended December 31, 2025.

On October 30, 2025, the Board of Directors authorized a 12-month Share repurchase Program. Under the Share Repurchase Program, we may repurchase, during the 12-month period commencing on October 30, 2025, up to $25.0 million in the aggregate of our outstanding common stock in the open market. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program is expected to be in effect until October 30, 2026, unless extended or until the aggregate repurchase amount has been expended. The Share Repurchase Program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the Share Repurchase Program. The Share Repurchase Program may be suspended, extended, modified or discontinued at any time. During the fiscal year ended December 31, 2025, we did not repurchase any shares of our common stock pursuant to the Share Repurchase Program.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% immediately after such borrowing. As of December 31, 2025, our asset coverage for borrowed amounts was approximately 191%. As of December 31, 2024, our asset coverage for borrowed amounts was approximately 227%.

The following are our outstanding principal amounts, carrying values and fair values of our borrowings as of December 31, 2025 and December 31, 2024. The fair value of the 5.50% Unsecured Notes, 7.75% Unsecured Notes, and 6.25% Unsecured Notes are based upon the closing price on the last day of the period. The 5.50% Unsecured Notes and 7.75% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQG” and “OXSQH”, respectively). The 6.25% Unsecured Notes were formerly listed on the NASDAQ Global Select Market under the trading symbol “OXSQZ” until they were fully repaid and delisted on September 19, 2025.

	As of
	December 31, 2025			December 31, 2024
($ in millions)	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
5.50% Unsecured Notes	$80.5	$79.5	$77.8	$80.5	$79.1	$74.7
7.75% Unsecured Notes	74.8	72.1	76.2	—	—	—
6.25% Unsecured Notes	—	—	—	44.8	$44.5	$44.4
Total	$155.3	$151.6	$154.0	$125.3	$123.6	$119.1

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of December 31, 2025 were 6.58% and 3.5 years, respectively, and as of December 31, 2024 were 5.77% and 2.8 years, respectively. The aggregate accrued interest which remained payable as of December 31, 2025, was approximately $1.7 million. The aggregate accrued interest which remained payable as of December 31, 2024, was approximately $1.2 million.

The tables below summarize the components of interest expense for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Loss on Extinguishment	Total(1)
5.50% Unsecured Notes	$4,427.5	$385.5	$—	$4,813.0
7.75% Unsecured Notes	2,317.3	228.8	—	2,546.0
6.25% Unsecured Notes	1,741.5	143.7	166.1	2,051.3
Total(1)	$8,486.2	$758.0	$166.1	$9,410.4
	Year Ended December 31, 2024
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Loss on Extinguishment	Total
6.25% Unsecured Notes	$2,799.4	$233.8	$—	$3,033.2
5.50% Unsecured Notes	4,427.5	386.6	—	4,814.1
Total	$7,226.9	$620.4	$—	$7,847.3

____________

(1)      Totals may not sum due to rounding

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

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is taxable ordinary income or capital gains. The final determination of the nature of our distributions can only be made upon the filing of our tax return. We have until October 15, 2026 to file our U.S. federal income tax return for the year ended December 31, 2025.

The following table reflects the cash distributions, including distributions reinvested, if any, per share that we have paid on our common stock since the beginning of the 2023 fiscal year through 2025:

Date Declared	Record Date	Payment Date	Total Distributions		GAAP Net Investment Income			Distributions in Excess of/ (Less than) GAAP Net Investment Income(1)
Fiscal 2025(1)
July 30, 2025	December 17, 2025	December 31, 2025	$0.035		$	N/A		$—
July 30, 2025	November 14, 2025	November 28, 2025	0.035			N/A		—
July 30, 2025	October 17, 2025	October 31, 2025	0.035			N/A		—
Total (Fourth Quarter 2025)			0.105			0.07		0.04

April 22, 2025	September 16, 2025	September 30, 2025	0.035			N/A		$—
April 22, 2025	August 15, 2025	August 29, 2025	0.035			N/A		—
April 22, 2025	July 17, 2025	July 31, 2025	0.035			N/A		—
Total (Third Quarter 2025)			0.105			0.07		0.04

February 27, 2025	June 16, 2025	June 30, 2025	0.035			N/A		—
February 27, 2025	May 16, 2025	May 30, 2025	0.035			N/A		—
February 27, 2025	April 16, 2025	April 30, 2025	0.035			N/A		—
Total (Second Quarter 2025)			0.105			0.08		0.03

October 31, 2024	March 17, 2025	March 31, 2025	0.035			N/A		—
October 31, 2024	February 14, 2025	February 28, 2025	0.035			N/A		—
October 31, 2024	January 17, 2025	January 31, 2025	0.035			N/A		—
Total (First Quarter 2025)			0.105			0.09		0.02
Total (2025)			$0.420	(1)		$0.30	(4)	$0.12 (4)

Fiscal 2024(1)
August 8, 2024	December 17, 2024	December 31, 2024	$0.035		$	N/A		$—
August 8, 2024	November 15, 2024	November 29, 2024	0.035			N/A		—
August 8, 2024	October 17, 2024	October 31, 2024	0.035			N/A		—
Total (Fourth Quarter 2024)			0.105			0.09		0.02

April 25, 2024	September 16, 2024	September 30, 2024	0.035			N/A		$—
April 25, 2024	August 16, 2024	August 30, 2024	0.035			N/A		—
April 25, 2024	July 17, 2024	July 31, 2024	0.035			N/A		—
Total (Third Quarter 2024)			0.105			0.10		0.01

March 14, 2024	June 14, 2024	June 28, 2024	0.035			N/A		—
March 14, 2024	May 17, 2024	May 31, 2024	0.035			N/A		—
March 14, 2024	April 16, 2024	April 30, 2024	0.035			N/A		—
Total (Second Quarter 2024)			0.105			0.13		(0.02)

November 2, 2023	March 15, 2024	March 29, 2024	0.035			N/A		—
November 2, 2023	February 15, 2024	February 29, 2024	0.035			N/A		—
November 2, 2023	January 17, 2024	January 31, 2024	0.035			N/A		—
Total (First Quarter 2024)			0.105			0.11		(0.01)
Total (2024)			$0.420	(2)		$0.42	(4)	$0.00

Fiscal 2023
August 3, 2023	December 15, 2023	December 29, 2023	$0.035		$	N/A		$—
August 3, 2023	November 16, 2023	November 30, 2023	0.035			N/A		—
August 3, 2023	October 17, 2023	October 31, 2023	0.035			N/A		—
Total (Fourth Quarter 2023)			0.105			0.13		(0.03)

August 3, 2023(5)	September 15, 2023	September 29, 2023	$0.120		$	N/A		$—
April 25, 2023	September 15, 2023	September 29, 2023	0.035			N/A		—
April 25, 2023	August 17, 2023	August 31, 2023	0.035			N/A		—
April 25, 2023	July 17, 2023	July 31, 2023	0.035			N/A		—
Total (Third Quarter 2023)			0.225			0.11		0.12

March 16, 2023	June 16, 2023	June 30, 2023	$0.035		$	N/A		$—
March 16, 2023	May 17, 2023	May 31, 2023	0.035			N/A		—
March 16, 2023	April 14, 2023	April 28, 2023	0.035			N/A		—
Total (Second Quarter 2023)			0.105			0.13		(0.03)

Date Declared	Record Date	Payment Date	Total Distributions		GAAP Net Investment Income			Distributions in Excess of/ (Less than) GAAP Net Investment Income(1)
October 20, 2022	March 17, 2023	March 31, 2023	$0.035		$	N/A		$—
October 20, 2022	February 14, 2023	February 28, 2023	0.035			N/A		—
October 20, 2022	January 17, 2023	January 31, 2023	0.035			N/A		—
Total (First Quarter 2023)			0.105			0.13		(0.03)
Total (2023)			$0.540	(3)		$0.51	(4)	$0.03

____________

(1)      The tax characterization of cash distributions for the year ended December 31, 2025 will not be known until the tax return for such year is finalized. For the year ended December 31, 2025, the amounts and sources of distributions reported are only estimates and are not being provided for U.S. tax reporting purposes. The final determination of the source of all distributions in 2025 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

(2)      Cash distributions for the year ended December 31, 2024 represented 100% net investment income and therefore there was no tax return of capital.

(3)      Cash distributions for the year ended December 31, 2023 represented 100% net investment income and therefore there was no tax return of capital.

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

Oxford Square Management, Oxford Lane Management, Oxford Park Management and Oxford Gate Management are subject to a written policy with respect to the allocation of investment opportunities among the Company, Oxford Lane Capital Corp., Oxford Park Income Fund, Inc., Oxford Bridge II, LLC and the Oxford Gate Funds. Where investments are suitable for more than one entity, the allocation policy generally provides that, depending on size and subject to current and anticipated cash availability, the absolute size of the investment as well as its relative size compared to the total assets of each entity, current and anticipated weighted average costs of capital, among other factors, an investment amount will be determined by the adviser to each entity. On January 6, 2026, we received an updated form of co-investment exemptive relief from the SEC to allow certain managed funds and investment vehicles, each of whose investment adviser is Oxford Square Management or an investment adviser controlling, controlled by or under common control with Oxford Square Management, to participate in negotiated co-investment transactions where doing so is consistent with regulatory requirements and other pertinent factors, and pursuant to the conditions of the Co-Investment Order. The Co-Investment Order, which supersedes the co-investment order issued to us on June 14, 2017, is a new form of co-investment exemptive relief that adopts a more flexible requirement that allocations be “fair and equitable” to us and that Oxford Square Management considers the interests of us and other affiliated 1940 Act-regulated funds that rely on the Co-Investment Order in allocations and which minimizes certain board approval requirements as compared to the prior form of co-investment exemptive relief. Among other things, under the Co-Investment Order, the terms, conditions, price, class of securities to be purchased in respect of a particular investment, the date on which such investment is to be made and any registration rights applicable thereto, must be generally the same for us and each other participating affiliated entity. The requirements of the Co-Investment Order (including any requirements for board approval thereunder), as well as other regulatory requirements associated with us and other affiliated 1940 Act-regulated funds that rely on the Co-Investment Order, potentially will impact the investment allocations among participating entities (including, for the avoidance of doubt, us) or otherwise impact allocation results. Any changes to the Co-Investment Order or the rules and other guidance promulgated by the SEC and its staff under the 1940 Act could impact allocations made available to us and thereby affect (and potentially decrease) the allocation made to us or otherwise impact the process for allocations in transactions in which we participate.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) revenues and expenses during the periods reported. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. Actual results could materially differ from those estimates. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in “Item 1A. Risk Factors.” See Note 2 to our financial statements for the year ended December 31, 2025 for more information on our critical accounting policies.

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

We consider the attributes of current market conditions on an on-going basis and have determined that due to the general illiquidity of the market for our investment portfolio, whereby little or no market data exists, substantially all of our fair valued investments are measured based upon Level 3 inputs as of December 31, 2025 and December 31, 2024.

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

RECENT DEVELOPMENTS

The following distributions payable to stockholders are shown below:

Date Declared	Record Dates	Payable Dates	Per Share Distribution Amount Declared
October 30, 2025	January 16, 2026	January 30, 2026	$0.035
October 30, 2025	February 13, 2026	February 27, 2026	$0.035
October 30, 2025	March 17, 2026	March 31, 2026	$0.035
February 26, 2026	April 16, 2026	April 30, 2026	$0.035
February 26, 2026	May 15, 2026	May 29, 2026	$0.035
February 26, 2026	June 16, 2026	June 30, 2026	$0.035

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2025, all of our variable rate investments were income producing. The variable rates are generally based upon the five-year U.S. Department of Treasury note, the Prime rate, or SOFR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain interest rate floors.

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

Based on our Statements of Assets and Liabilities as of December 31, 2025, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates for our settled investments (considering interest rate floors for floating rate instruments), excluding CLO equity investments. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2025. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2025, and are only adjusted for assumed changes in the underlying base interest rates. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

Hypothetical Change in Floating Interest Rates	Estimated Percentage Change in Investment Income
Up 300 basis points	13.5%
Up 200 basis points	9.0%
Up 100 basis points	4.5%
Down 100 basis points	(4.4)%
Down 200 basis points	(8.7)%
Down 300 basis points	(12.7)%

Item 8.       Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Oxford Square Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedule of investments, of Oxford Square Capital Corp. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 and 2024 by correspondence with the custodian, agent banks, and portfolio company investees; when replies were not received from portfolio company investees, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of Syndicated Loan (Including Senior Secured Notes) and Collateralized Loan Obligation (“CLO”) Equity Level 3 Investments

As described in Notes 2 and 3 to the financial statements, the Company’s fair value of syndicated loans (comprised of senior secured notes) and CLO equity investments was $147.3 million and $95.1 million, respectively, as of December 31, 2025. Management applies judgment to the specific facts and circumstances of each level 3 investment when determining fair value, which involves the use of significant unobservable inputs with respect to (i) for syndicated loan investments: non-binding indicative bids received from agent banks, discount rates derived from estimated credit spreads, EBITDA multiples, and recent trading activity, and (ii) for CLO equity investments: indicative prices provided by a recognized industry pricing service, and the implied yield of such prices, supplemented by actual trades executed in the market at or around period end, as well as indicative prices provided by brokers who arrange the transactions. For syndicated loan investments, when determining fair value, management also analyzes each syndicated loan by reviewing the portfolio company’s financial statements, covenant compliance and other business developments. For CLO equity investments, management considers, among other factors, operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults in determining fair value. The principal considerations for our determination that performing procedures relating to the valuation of syndicated loan and CLO equity level 3 investments is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of syndicated loans and CLO equity level 3 investments, (ii) the high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant unobservable inputs, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others (i) developing an independent fair value estimate by obtaining independent pricing from third-party vendors, when available, and comparing management’s estimate to the independent estimate to evaluate the reasonableness of management’s estimate, and/or (ii) for a selection of investments, professionals with specialized skill and knowledge were used to assist in developing an independent range of prices using available market inputs, independently constructed models and independently determined significant unobservable inputs, and comparing management’s estimate to the independent range of prices to evaluate the reasonableness of management’s estimate. Developing an independent range of prices involved testing the completeness and accuracy of data provided by management.

Income from Securitization Vehicles and Investments

As described in Notes 2 and 8 to the financial statements, the Company recorded income from securitization vehicles and investments of $16.5 million for the year ended December 31, 2025, which represents income from investments in the equity class securities of CLO vehicles (typically income notes or subordinated notes). The Company’s income from securitization vehicles and investments is recorded using the effective interest method based upon estimated cash flows, amounts and timing, including those CLO equity investments that have not made their inaugural distribution for the relevant period end. The principal considerations for our determination that performing procedures relating to the income from securitization vehicles and investments is a critical audit matter are (i) the significant judgment by management when developing the estimates of the income from securitization vehicles and investments; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to estimated cash flows, amounts and timing used in the effective interest method; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others (i) testing management’s process for developing the estimates of the income from securitization vehicles and investments; (ii) evaluating the appropriateness of the effective interest method; (iii) testing the completeness and accuracy of data used by management in the effective interest method; and (iv) the involvement of professionals with specialized skill and knowledge were used to assist in (a) calculating the effective yield for a selection of securities and (b) evaluating the reasonableness of management’s significant assumptions related to estimated cash flows, amounts and timing.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 5, 2026

We have served as the Company’s auditor since 2003.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2025	December 31, 2024
ASSETS
Non-affiliated/non-control investments (cost: $390,403,599 and $358,356,496, respectively)	$251,731,345	$256,238,759
Affiliated investments (cost of $0 and $16,836,822, respectively)	—	4,614,100
Cash equivalents (cost of $51,236,068 and $34,433,088, respectively)	51,236,068	34,433,088
Cash	698,579	493,380
Interest and distributions receivable	2,002,161	2,724,049
Other assets	1,070,958	1,227,598
Total assets	$306,739,111	$299,730,974
LIABILITIES
Notes payable – 5.50% Unsecured Notes, net of deferred issuance costs of $996,075 and $1,381,619, respectively	79,503,925	79,118,381
Notes payable – 7.75% Unsecured Notes, net of deferred issuance costs of $2,621,662 and $0, respectively	72,128,338	—
Notes payable – 6.25% Unsecured Notes, net of deferred issuance costs of $0 and $309,812, respectively…	—	44,480,938
Securities purchased, not settled	5,944,969	12,027,463
Accrued interest payable	1,703,438	1,204,487
Base Fee and Net Investment Income Incentive Fee payable to affiliate	1,036,058	1,215,964
Accrued expenses	1,017,581	1,018,261
Total liabilities	161,334,309	139,065,494
COMMITMENTS AND CONTINGENCIES (Note 9)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized; 86,060,964 and 69,758,938 shares issued and outstanding, respectively	860,610	697,590
Capital in excess of par value	523,040,484	487,943,476
Total distributable earnings/(accumulated losses)	(378,496,292)	(327,975,586)
Total net assets	145,404,802	160,665,480
Total liabilities and net assets	$306,739,111	$299,730,974
Net asset value per common share	$1.69	$2.30

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS
December 31, 2025

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets(10)
Senior Secured Notes
Business Services
Access CIG, LLC
first lien senior secured notes, 7.72% (SOFR + 4.00%), (0.50% floor) due August 19, 2030(4)(6)(14)(23)	August 15, 2025	$10,021,032	$10,021,032	$9,645,243

Convergint Technologies, LLC
second lien senior secured notes, 9.22% (SOFR+ 5.50%), (0.75% floor) due July 29, 2033(4)(5)(14)(23)	July 23, 2025	10,000,000	9,950,843	10,050,000

Verifone, Inc. (f/k/a Verifone Systems, Inc.)
first lien senior secured notes, 9.35% (SOFR + 5.25%), (0.00% floor) due August 18, 2028(4)(5)(6)(14)(16)	March 28, 2025	13,162,936	12,145,783	12,471,882
Total Business Services			$32,117,658	$32,167,125	22.1%

Food and Beverage
Shearer’s Foods, LLC
first lien senior secured notes, 6.47% (SOFR + 2.75%), (0.00% floor) due February 12, 2031(4)(5)(6)(14)(23)	January 31, 2024	$9,850,687	$9,874,427	$9,837,290
Total Food and Beverage			$9,874,427	$9,837,290	6.8%

Healthcare
HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)
first lien senior secured notes, 10.25% (Prime + 3.50%) cash, 2.00% PIK, (0.00% floor) due January 12, 2026(3)(4)(5)(6)(26)	October 31, 2018	$8,833,722	$8,838,455	$6,360,280

Performance Health Inc.
first lien senior secured notes, 7.62% (SOFR + 3.75%), (0.00% floor) due March 19, 2032(4)(5)(6)(14)(16)	March 24, 2025	9,962,469	9,925,063	9,813,032

Viant Medical Holdings, Inc.
first lien senior secured notes, 7.72% (SOFR + 4.00%), (0.00% floor) due October 29, 2031(4)(5)(6)(23)	October 16, 2024	5,940,000	5,915,373	5,880,600
Total Healthcare			$24,678,891	$22,053,912	15.2%

Industrials
Highline Warren, LLC (f/k/a Highline Aftermarket, LLC)
first lien senior secured notes, 7.32% (SOFR + 3.50%), (0.75% floor) due February 19, 2030(4)(5)(6)(16)	February 13, 2025	$6,940,000	$6,940,314	$6,970,397

Michael Baker International, Inc.
first lien senior secured notes, 7.84% (SOFR + 4.00%), (0.75% floor) due December 1, 2028(4)(5)(6)(14)(16)	May 22, 2024	9,850,500	9,893,738	9,862,813

ProMach Inc.
first lien senior secured notes, 6.47% (SOFR + 2.75%), (0.00% floor) due October 16, 2032(4)(5)(6)(23)	October 9, 2025	3,000,000	2,992,511	3,018,750
Total Industrials			$19,826,563	$19,851,960	13.7%

(continued on next page)

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2025

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets(10)
Senior Secured Notes – (continued)
Materials
Veritiv Operating Company
first lien senior secured notes, 7.67% (SOFR + 4.00%), (0.75% floor) due November 30, 2030(4)(5)(6)(14)(16)	December 6, 2024	$8,924,736	$8,920,823	$8,914,562
Total Materials			$8,920,823	$8,914,562	6.1%

Software
Dodge Construction Network LLC (f/k/a Dodge Data & Analytics, LLC)
first lien first out senior secured notes, 10.25% (SOFR + 6.25%), (0.50% floor) due January 31, 2029(4)(5)(6)(14)(16)	November 14, 2024	$2,175,824	$2,150,991	$2,181,264
first lien second out senior secured notes, 8.75% (SOFR + 4.75%), (0.50% floor) due February 28, 2029(4)(5)(6)(14)(16)	November 14, 2024	3,017,281	2,538,618	2,413,825
second lien senior secured notes, 12.07% (SOFR + 8.25%) PIK, (0.50% floor) due March 31, 2029(3)(4)(5)(14)(16)	November 14, 2024	17,015,123	9,211,125	6,806,049

Forta, LLC (f/k/a Help/Systems Holdings, Inc.)
first lien senior secured notes, 9.97% (SOFR + 6.00%), (2.00% floor) due May 21, 2029(4)(5)(14)(16)	November 21, 2025	3,243,343	3,080,091	2,943,334
second lien senior secured notes, 3.97% (SOFR, 2.00% floor) cash, 9.00% PIK due May 21, 2029(3)(4)(5)(14)(16)	November 21, 2025	8,140,000	6,496,312	5,291,000

Magenta Buyer, LLC (f/k/a McAfee Enterprise, LLC)
first lien first out senior secured notes, 10.85% (SOFR + 6.75%), (0.75% floor) due July 27, 2028(4)(5)(16)	August 14, 2024	234,573	215,207	180,621
first lien second out senior secured notes, 11.10% (SOFR + 7.00%) (0.75% floor) due July 27, 2028(4)(5)(16)	August 14, 2024	1,310,350	1,010,783	576,554
first lien third out senior secured notes, 10.35% (SOFR + 6.25%) (0.75% floor) due July 27, 2028(4)(5)(16)	August 14, 2024	10,340,152	3,767,921	2,429,936

RSA Security, LLC
second lien senior secured notes, 11.85% (SOFR + 7.75%), (0.75% floor) due April 27, 2029(4)(5)(16)	April 16, 2021	15,000,000	14,859,002	2,734,500

Smartronix, LLC
first lien senior secured notes, 8.22% (SOFR + 4.50%), (0.75% floor) due February 6, 2032(4)(5)(6)(14)(23)	February 6, 2025	9,949,937	9,959,596	9,850,438

Tungsten Automation Corporation (f/k/a Kofax, Inc.)
first lien senior secured notes, 9.19% (SOFR + 5.25%), (0.50% floor) due July 20, 2029(4)(5)(6)(14)(16)	February 1, 2023	9,756,431	9,287,899	8,341,749
Total Software			$62,577,545	$43,749,270	30.1%

(continued on next page)

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2025

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets(10)
Senior Secured Notes – (continued)
Telecommunication Services
ConvergeOne Holdings, Inc.
first lien senior secured notes, 9.52% (SOFR + 5.75%), (0.00% floor) due June 4, 2030(4)(5)(16)	June 4, 2024	$934,808	$899,579	$373,923

Global Tel Link Corp.
first lien senior secured notes, 11.22% (SOFR + 7.50%), (3.00% floor) due August 6, 2029(4)(5)(6)(14)(23)	July 29, 2024	10,379,729	10,114,431	10,305,099
Total Telecommunication Services			$11,014,010	$10,679,022	7.3%
Total Senior Secured Notes			$169,009,917	$147,253,141	101.3%

Collateralized Loan Obligation – Equity Investments
Structured Finance
Allegro CLO XII, Ltd.
CLO subordinated notes, estimated yield 13.53% due July 21, 2037(9)(11)(12)(18)(22)	August 21, 2024	$3,000,000	$1,861,641	$1,350,000

Ares XLIV CLO Ltd.
CLO subordinated notes, estimated yield 21.10% due April 15, 2034(9)(11)(12)(18)(22)	December 15, 2023	5,000,000	1,333,874	877,005

Atlas Senior Loan Fund XI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 26, 2031(9)(11)(12)(18)(22)(25)	April 5, 2019	5,725,000	1,402,272	14,313

Bain Capital Credit CLO 2017-2, Ltd.
CLO subordinated notes, estimated yield 13.71% due July 25, 2037(9)(11)(12)(18)(22)	January 17, 2024	3,086,500	1,780,067	1,111,140

BlueMountain CLO 2014-2 Ltd.
CLO subordinated notes, estimated yield 0.00% due October 20, 2030(9)(11)(12)(18)(25)	April 3, 2019	6,374,000	365,288	63,740

BlueMountain CLO XXXI Ltd.
CLO subordinated notes, estimated yield 16.75% due April 19, 2034(9)(11)(12)(18)(22)	April 16, 2024	12,075,000	7,092,735	4,226,250

Carlyle Global Market Strategies CLO 2021-6, Ltd.
CLO subordinated notes, estimated yield 13.39% due January 15, 2038(9)(11)(12)(14)(18)	June 30, 2021	29,600,000	18,330,018	12,136,000

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 8.60% due July 22, 2038(9)(11)(12)(13)(18)(24)	October 23, 2013	18,000,000	10,594,006	6,505,322

Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 9.77% due April 20, 2034(9)(11)(12)(18)	May 15, 2017	7,700,000	5,455,615	2,579,500

CIFC Funding 2014-3, Ltd.
CLO income notes, estimated yield 0.00% due March 31, 2038(9)(11)(12)(18)(22)(25)	January 24, 2017	1,000,000	1,906,343	530,000

Dryden 43 Senior Loan Fund
CLO subordinated notes, estimated yield 4.23% due April 20, 2034(9)(11)(12)(14)(18)	June 1, 2021	47,263,000	21,945,691	9,925,230

(continued on next page)

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2025

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets(10)
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Generate CLO 10, Ltd.
CLO subordinated notes, estimated yield 18.56% due January 22, 2038(9)(11)(12)(14)(18)	August 13, 2025	$30,000,000	$21,704,094	$17,700,000

Gulf Stream Meridian 5 Ltd.
CLO subordinated notes, estimated yield 15.47% due October 15, 2039(9)(11)(12)(18)(22)	November 15, 2023	6,625,000	3,487,610	2,713,271

Madison Park Funding XVIII, Ltd.
CLO subordinated notes, estimated yield 0.00% due October 21, 2030(9)(11)(12)(15)(18)(22)(25)	May 22, 2020	12,500,000	1,419,879	603,750

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 11.19% due January 22, 2037(9)(11)(12)(18)(22)	May 11, 2016	5,422,500	2,386,298	1,789,425

OCP CLO 2024-37, Ltd.
CLO subordinated notes, estimated yield 13.01% due October 15, 2037(9)(11)(12)(14)(18)(22)	September 27, 2024	27,035,000	24,028,836	18,113,450

Octagon Investment Partners 49, Ltd.
CLO subordinated notes, estimated yield 6.21% due April 15, 2037(9)(11)(12)(13)(14)(18)(24)	December 11, 2020	26,375,000	15,732,561	7,670,797

Reese Park CLO, Ltd.
CLO subordinated notes, estimated yield 17.42% due January 15, 2038(9)(11)(12)(18)(22)	August 13, 2025	16,160,000	8,497,742	6,625,600
CLO subordinated M2 fee notes, due January 15, 2038(11)(12)(13)(22)(24)	August 13, 2025	21,008,000	580,842	552,841

Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 25, 2030(9)(11)(12)(18)(25)	August 1, 2018	45,500,000	19,023,511	4,550

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 17, 2026(9)(11)(12)(18)(22)(25)	January 25, 2013	14,447,790	6,207,075	1,445

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 17, 2028(9)(11)(12)(15)(18)(25)	April 11, 2014	28,500,000	18,179,226	—

Venture XX, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(15)(18)(22)(25)	July 27, 2018	3,000,000	332,779	—

Venture 35 CLO, Limited
CLO subordinated notes, estimated yield 0.00% due October 22, 2031(9)(11)(12)(18)(25)	December 7, 2020	5,000,000	512,144	12,500

Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 15, 2029(9)(11)(12)(13)(18)(24)(25)	May 3, 2017	10,500,000	5,069,347	6,129
Total Structured Finance			$199,229,494	$95,112,258	65.4%
Total Collateralized Loan Obligation – Equity Investments			$199,229,494	$95,112,258	65.4%

(continued on next page)

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2025

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% of Net Assets(10)
Common Stock
IT Consulting
UniTek Global Services, Inc.
common equity(7)	January 13, 2015	1,244,188	$684,960	$—
Total IT Consulting			$684,960	$—	0.0%

Telecommunication Services
ConvergeOne Holdings, Inc.
common equity(7)	May 8, 2024	95,775	$1,349,602	$359,156
Total Telecommunication Services			$1,349,602	$359,156	0.2%
Total Common Stock			$2,034,562	$359,156	0.2%

Simple Agreements for Future Equity (“SAFE”)
Artificial Intelligence
Infinity Constellation Inc.
SAFE Investment(7)(27)	November 25, 2025	N/A	$4,000,000	$4,000,000
Total Artificial Intelligence			$4,000,000	$4,000,000	2.8%
Total SAFE			$4,000,000	$4,000,000	2.8%

Warrants
Healthcare
Careismatic Brands, Inc. (f/k/a New Trojan Parent, Inc.)
common equity warrants (June 13, 2029 expiry, $119.80 strike)(7)	June 13, 2024	62,157	$—	$—
Total Healthcare			$—	$—	0.0%
Total Warrants			$—	$—	0.0%

Preferred Stock
IT Consulting
UniTek Global Services, Inc.
Series B Preferred Stock(17)	June 26, 2019	21,427,212	$9,002,159	$—
Series B Senior Preferred Stock(17)	June 26, 2019	12,080,847	4,535,443	—
Series B Super Senior Preferred Stock(3)(17)(21)	June 26, 2019	7,863,657	2,592,024	5,006,790
Total IT Consulting			$16,129,626	$5,006,790	3.4%
Total Preferred Stock			$16,129,626	$5,006,790	3.4%

Total Investments in Securities(8)			$390,403,599	$251,731,345	173.1%

Cash Equivalents
First American Government Obligations Fund – Class Z Shares, 3.64%(19)		51,236,068	$51,236,068	$51,236,068
Total Cash Equivalents			$51,236,068	$51,236,068	35.2%
Total Investments in Securities and Cash Equivalents			$441,639,667	$302,967,413	208.3%

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

(3)      As of December 31, 2025, the portfolio includes approximately $34.0 million of principal amount of debt investments and 7,863,657 shares of preferred stock investments which contain an active payment-in-kind (“PIK”) provision.

(4)      Notes bear interest at variable rates and are subject to an interest rate floor where disclosed. The rate disclosed is as of December 31, 2025.

(5)      Cost value reflects accretion of original issue discount or market discount, or amortization of premium.

(6)      Cost value reflects repayment of principal.

(7)      Non-income producing as of December 31, 2025.

(continued on next page)

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2025

(8)      Aggregate gross unrealized appreciation for U.S. federal income tax purposes is $3,199,699; aggregate gross unrealized depreciation for U.S. federal income tax purposes is $147,160,305. Net unrealized depreciation is $143,960,606 based upon an estimated tax cost basis of $395,691,951 as of December 31, 2025.

(9)      Cost reflects accretion of effective yield less any cash distributions received or entitled to be received from collateralized loan obligation (“CLO”) equity investments.

(10)    Totals may not sum due to rounding.

(11)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may include CLO equity side letter related investments within CLO equity subordinated notes line items, and those side letter related investments may represent qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2025, the Company held qualifying assets that represented 68.8% of its total assets.

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

(16)    The principal balance outstanding for this investment, in whole or in part, is indexed to 90-day SOFR.

(17)    As of December 31, 2025, this preferred equity investment was on non-accrual status and no dividend income has been recognized on this investment during the year ended December 31, 2025. The aggregate fair value of these investments was approximately $5.0 million.

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

(19)    Represents cash equivalents held in a money market fund as of December 31, 2025.

(20)    The fair value of the investment was determined using significant unobservable inputs. See “Note 3. Fair Value.”

(21)    The Company holds preferred stock in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 20.0% per annum payable in additional shares.

(22)    The investment is co-invested with the Company’s affiliates. See “Note 7. Related Party Transactions.”

(23)    The principal balance outstanding for this investment, in whole or in part, is indexed to 30-day SOFR.

(24)    Cost value reflects amortization.

(25)    As of December 31, 2025, the effective yield has been estimated to be 0%. The aggregate projected amount of future recurring distributions and terminal principal payment is less than the amortized investment cost.

(26)    The principal balance outstanding for this investment is indexed to the greater of: (i) the federal funds rate, plus 0.50%; (ii) the prime lending rate; or (iii) the adjusted eurocurrency rate, plus 1.00%. The principal balance outstanding is also subject to a 2.00% annual PIK penalty, as the senior secured notes are past maturity.

(27)    The Company’s SAFE investment in Infinity Constellation Inc. is not debt (no stated interest or maturity) and provides the right to receive equity in the future upon a qualifying equity financing.

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

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2024

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 17, 2028(9)(11)(12)(18)(32)	April 11, 2014	$28,500,000	$18,179,226	$2,850

Venture XVII, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(24)(32)	January 27, 2017	6,200,000	2,321,562	620

Venture XX, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(18)(24)(31)(32)	July 27, 2018	3,000,000	332,779	—

Venture 35 CLO, Limited
CLO subordinated notes, estimated yield 0.00% due October 22, 2031(9)(11)(12)(18)(32)	December 7, 2020	5,000,000	831,996	350,000

Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 15, 2029(9)(11)(12)(13)(18)(26)(32)	May 3, 2017	10,500,000	5,070,160	66,497
Total Structured Finance			$179,563,328	$104,594,232	65.1%
Total Collateralized Loan Obligation – Equity Investments			$179,563,328	$104,594,232	65.1%

Common Stock
IT Consulting
UniTek Global Services, Inc.
common equity(7)(27)	January 13, 2015	1,244,188	$684,960	$—
Total IT Consulting			$684,960	$—	0.0%

Telecommunication Services
ConvergeOne Holdings, Inc.
common equity(7)(36)	May 8, 2024	95,775	$1,349,602	$957,750
Total Telecommunication Services			$1,349,602	$957,750	0.6%
Total Common Stock			$2,034,562	$957,750	0.6%

Warrants
Healthcare
Careismatic Brands, LLC
common equity warrants (June 2029 expiry, $119.80 strike)(7)(16)	June 13, 2024	62,157	$—	$—
Total Healthcare			$—	$—	0.0%
Total Warrants			$—	$—	0.0%

Preferred Stock
IT Consulting
UniTek Global Services, Inc.
Series B Preferred Stock(3)(17)(21)(27)	June 26, 2019	21,427,212	$9,002,159	$—
Series B Senior Preferred Stock(3)(17)(22)(27)	June 26, 2019	12,080,847	4,535,443	—
Series B Super Senior Preferred Stock(3)(17)(23)(27)	June 26, 2019	6,936,410	2,614,260	4,614,100
Total IT Consulting			$16,151,862	$4,614,100	2.9%
Total Preferred Stock			$16,151,862	$4,614,100	2.9%

Total Investments in Securities(8)			$375,193,318	$260,852,859	162.4%

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

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income	$21,091,225	$24,929,287	$33,592,166
Income from securitization vehicles and investments	16,452,752	15,403,586	16,796,699
Other income	2,794,896	2,350,332	1,435,316
Total investment income from non-affiliated/non-control investments	40,338,873	42,683,205	51,824,181
Total investment income	40,338,873	42,683,205	51,824,181
EXPENSES
Interest expense	9,244,234	7,847,320	10,825,877
Base Fee	4,184,721	4,310,484	4,613,664
Professional fees	1,557,637	1,537,434	1,426,098
Compensation expense	950,164	746,762	825,226
Director’s fees	408,500	417,500	429,500
Insurance	267,450	308,552	329,892
Transfer agent and custodian fees	162,626	260,330	246,562
General and administrative	615,660	597,883	638,350
Excise tax	354,957	216,528	1,423,686
Total expenses before incentive fees	17,745,949	16,242,793	20,758,855
Net Investment Income Incentive Fees	—	—	3,705,387
Capital gains incentive fees	—	—	—
Total incentive fees	—	—	3,705,387
Total expenses	17,745,949	16,242,793	24,464,242
Net investment income	22,592,924	26,440,412	27,359,939
NET CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) AND REALIZED GAINS/(LOSSES) ON INVESTMENT TRANSACTIONS
Net change in unrealized (depreciation)/appreciation on investments:
Non-Affiliate/non-control investments	(24,331,795)	76,337,750	6,198,413
Affiliated investments	—	(661,992)	926,274
Total net change in unrealized (depreciation)/appreciation on investments	(24,331,795)	75,675,758	7,124,687
Net realized losses:
Non-affiliated/non-control investments	(16,826,078)	(96,236,489)	(17,056,245)
Extinguishment of debt	(166,118)	—	(190,353)
Total net realized losses	(16,992,196)	(96,236,489)	(17,246,598)
Net change in unrealized and realized losses	(41,323,991)	(20,560,731)	(10,121,911)
Net (decrease)/increase in net assets resulting from operations.	$(18,731,067)	$5,879,681	$17,238,028
Net increase in net assets resulting from net investment income per common share (Basic and Diluted):	$0.30	$0.42	$0.51
Net (decrease)/increase in net assets resulting from operations per common share (Basic and Diluted):	$(0.25)	$0.09	$0.32
Weighted average shares of common stock outstanding (Basic and Diluted):	76,432,486	63,465,255	53,919,104
Distributions per share	$0.42	$0.42	$0.54

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
(Decrease)/increase in net assets from operations:
Net investment income	$22,592,924	$26,440,412	$27,359,939
Net realized losses	(16,992,196)	(96,236,489)	(17,246,598)
Net change in unrealized (depreciation)/appreciation on investments	(24,331,795)	75,675,758	7,124,687
Net (decrease)/increase in net assets resulting from operations	(18,731,067)	5,879,681	17,238,028
Distributions to stockholders
Distributions from net investment income	(32,144,596)	(26,666,034)	(29,503,040)
Tax return of capital distributions	—	—	—
Total distributions to stockholders	(32,144,596)	(26,666,034)	(29,503,040)

Capital share transactions:
Issuance of common stock (net of underwriting fees and offering costs of $560,431, $485,044, and $1,305,508, respectively)	34,784,234	29,235,267	24,018,978
Reinvestment of distributions	830,751	907,941	882,697
Net increase in net assets from capital share transactions	35,614,985	30,143,208	24,901,675
Total (decrease)/increase in net assets	(15,260,678)	9,356,855	12,636,663
Net assets at beginning of year	160,665,480	151,308,625	138,671,962
Net assets at end of year	$145,404,802	$160,665,480	$151,308,625
Capital share activity:
Shares issued	15,910,780	10,132,282	9,146,660
Shares issued from reinvestment of distributions	391,246	326,184	309,016
Net increase in capital share activity	16,302,026	10,458,466	9,455,676

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease)/increase in net assets resulting from operations	$(18,731,067)	$5,879,681	$17,238,028
Adjustments to reconcile net (decrease)/increase in net assets resulting from operations to net cash (used in)/provided by operating activities:
Accretion of discounts on investments	(2,863,204)	(1,688,134)	(1,094,874)
Accretion of discount on notes payable and deferred debt issuance costs	758,026	620,397	834,005
PIK income	(3,180,750)	(462,883)	—
Purchases of investments	(98,171,813)	(100,181,373)	(11,680,313)
Repayments of principal	47,636,609	75,004,835	15,784,948
Proceeds from the sale of investments	10,742,669	11,794,647	19,585,309
Net realized losses on investments	16,826,078	96,236,489	17,056,245
Reductions to CLO equity cost value	7,717,636	13,037,208	15,279,859
Net change in unrealized depreciation/(appreciation) on investments	24,331,795	(75,675,758)	(7,124,687)
Decrease/(increase) in interest and distributions receivable	721,888	1,252,359	(483,692)
Decrease/(increase) in other assets	156,640	(167,214)	(274,744)
Increase/(decrease) in accrued interest payable	498,951	—	(11,622)
(Decrease)/increase in Base Fee and Net Investment Income Incentive Fee payable	(179,906)	203,575	(311,184)
(Decrease)/increase in accrued expenses	(680)	(145,088)	705,348
Net cash (used in)/provided by operating activities	(13,737,128)	25,708,741	65,502,626

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid (net of stock issued under distribution reinvestment plan of $830,751, $907,941, and $882,697, respectively)	(31,313,845)	(25,758,093)	(28,620,343)
Proceeds from issuance of 7.75% Unsecured Notes	74,750,000	—	—
Deferred debt issuance costs paid	(2,850,450)	—	—
Principal repayment of 6.25% Unsecured Notes	(44,790,750)	—	—
Extinguishment of debt	166,118	—	190,353
Proceeds from issuance of common stock	35,344,665	29,720,311	25,324,486
Underwriting fees and offering costs for the issuance of common stock	(560,431)	(485,044)	(1,305,508)
Principal repayment of 6.50% Unsecured Notes	—	—	(64,370,225)
Net cash provided by/(used in) financing activities	30,745,307	3,477,174	(68,781,237)
Net increase/(decrease) in cash and cash equivalents	17,008,179	29,185,915	(3,278,611)
Cash and cash equivalents, beginning of year	34,926,468	5,740,553	9,019,164
Cash and cash equivalents, end of year	$51,934,647	$34,926,468	$5,740,553

NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with distribution reinvestment plan	$830,751	$907,941	$882,697

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$7,987,259	$7,226,922	$10,003,496
Securities purchased not settled	$5,944,969	$12,027,463	$—
Cash paid for taxes	$419,110	$483,264	$673,686

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 1. ORGANIZATION

Oxford Square Capital Corp. (“OXSQ” or the “Company”) was incorporated under the General Corporation Laws of the State of Maryland (“MGCL”) on July 21, 2003 and is a closed-end investment company. OXSQ has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, OXSQ has elected to be treated for tax purposes as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with its 2003 taxable year. The Company’s investment objective is to maximize its total return, by investing primarily in corporate debt securities and, to a lesser extent, collateralized loan obligation (“CLO”) which are structured finance investments that own corporate debt securities.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, all of the Company’s investments are based upon Level 3 inputs as of December 31, 2025 and December 31, 2024.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Payment-In-Kind

The Company has debt and preferred stock investments in its portfolio that contain contractual PIK provisions. PIK interest and preferred stock dividends are computed at their contractual rates and are accrued into income and recorded as interest and dividend income, respectively. The PIK amounts are added to the principal balances on the capitalization dates. Upon capitalization, the PIK portions of the investments are valued at their respective fair values. If the Company believes that a PIK is not fully expected to be realized, the PIK investment would be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends would be reversed from the related receivable through interest or dividend income, respectively. PIK investments on non-accrual status are restored to accrual status once it becomes probable that such PIK will be ultimately collectible in cash. For the year ended December 31, 2025, approximately $2.9 million of PIK interest was recognized as interest income and approximately $0.3 million of PIK was recognized as other income. For the year ended December 31, 2024, approximately $463,000 of PIK interest was recognized as interest income. For the year ended December 31, 2023, no PIK interest was recognized as interest income. For years ended December 31, 2025, 2024 and 2023, the Company did not recognize dividend income due to PIK on its preferred stock investments.

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

The Company also records income on its investments in CLO warehouse facilities based on a stated rate per the underlying note purchase agreement plus accrued interest or, if there is no stated rate, then an estimated rate is calculated using a base case model projecting the timing of the ramp-up of the CLO warehouse facility. For the years ended December 31, 2025, 2024 and 2023, no income was recognized related to CLO warehouse facilities. As of December 31, 2025, 2024 and 2023, the Company did not hold any investments in CLO warehouse facilities.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

Preferred Stock Dividends

The Company holds preferred stock investments in its portfolio that contain cumulative preferred dividends that accumulate quarterly. The Company will generally record cumulative preferred dividends as investment income when they are received or declared by the portfolio company’s board of directors or upon any voluntary or involuntary liquidation, dissolution or winding up of the portfolio company, and are collectible. As of December 31, 2025, the Company’s preferred equity investments in one of its portfolio companies were on non-accrual status, which had an aggregate fair value of approximately $5.0 million. There were no cumulative preferred dividends recorded as dividend income during the years ended December 31, 2025, 2024 and 2023, as the Company deemed them to be uncollectible.

Non-Accrual Investments

Investments are generally placed on non-accrual status when there is reasonable doubt that principal or interest or dividends will be collected in full and the Company will generally cease recognizing interest or dividend income on that investment for financial reporting purposes until all principal and interest or dividends have been brought current through payment or due to restructuring such that the interest or dividend income is deemed to be collectible. The Company generally restores non-accrual investments to accrual status when past due principal and interest or dividend is paid and, in the Company’s judgment, is likely to remain current. As of December 31, 2025, the Company did not have any debt investments that were on non-accrual status. As of December 31, 2024, the Company had one debt investment that was on non-accrual status. As of December 31, 2023, the Company had four debt investments that were on non-accrual status. As of December 31, 2025, 2024, and 2023, the Company had three preferred stock investments in one portfolio company that were on non-accrual status.

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
DECEMBER 31, 2025

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

On October 30, 2025, the Board of Directors authorized a 12-month share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company may repurchase, during the 12-month period commencing on October 30, 2025, up to $25.0 million in the aggregate of the Company’s outstanding common stock in the open market. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program is expected to be in effect until October 30, 2026, unless extended or until the aggregate repurchase amount has been expended. The Share Repurchase Program does not require the Company to repurchase any specific number of shares, and the Company cannot assure stockholders that any shares will be repurchased under the Share Repurchase Program. The Share Repurchase Program may be suspended, extended, modified or discontinued at any time. During the year ended December 31, 2025, no shares were repurchased under the Share Repurchase Program.

During the years ended December 31, 2024, and 2023 the Company was not authorized to repurchase any shares of outstanding common stock.

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

The Company recognizes the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained, assuming examination by tax authorities. Through December 31, 2025, management has analyzed the Company’s tax positions and concluded that no liability for unrecognized tax benefits should be

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

recorded related to uncertain tax positions expected to be taken in the Company’s 2025 tax returns. The Company identifies its major tax jurisdictions as U.S Federal and the state of Connecticut. The Company did not have any uncertain tax positions that met the recognition measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company files tax returns with the Internal Revenue Service and the state of Connecticut. Generally, each of the tax years in the four-year period ended December 31, 2025 remains subject to examination by taxing authorities.

For tax purposes, the cost basis of the portfolio investments as of December 31, 2025 and 2024, was approximately $395,691,951 and $393,395,734, respectively.

NOTE 3. FAIR VALUE

The Company’s assets measured at fair value by investment type on a recurring basis as of December 31, 2025 were as follows:

	Fair Value Measurements at Reporting Date Using
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total(1)
Senior Secured Notes	$—	$—	$147.3	$147.3
CLO Equity	—	—	95.1	95.1
Equity and Other Investments	—	—	9.4	9.4
Total Investments at fair value(1)	—	—	251.7	251.7
Cash equivalents	51.2	—	—	51.2
Total assets at fair value(1)	$51.2	$—	$251.7	$303.0

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
DECEMBER 31, 2025

NOTE 3. FAIR VALUE (cont.)

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2025 and December 31, 2024, respectively. The Company’s Valuation Policy, which was previously approved by the Board, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or Oxford Square Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional analysis will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the tables below are based on fair values for all debt related calculations and CLO equity.

	Quantitative Information about Level 3 Fair Value Measurements			Range/Weighted Average(1)	Impact to Fair Value from an Increase in Input(2)
Assets ($ in millions)	Fair Value as of December 31, 2025	Valuation Techniques/ Methodologies	Unobservable Input
Senior Secured Notes	$147.3	Market quotes	NBIB(3)	18.2% – 100.6%/78.3%	NA
CLO equity	91.2	Market quotes	NBIB(3)	0.0% – 67.0%/27.4%	NA
	2.1	Discounted cash flow(5)	Discount rate(6)	14.5% – 25.9%/22.3%	Decrease
	1.8	Liquidation Net Asset Value(9)	NBIB(3)	0.0% – 33.0%/4.8%	NA
Equity and Other Investments	0.4	Market quotes	NBIB(3)	$3.75/ncm(4)	NA
	4.0	Recent Transactions	Actual trade/payoff(10)	100.0%/ncm(4)	NA
	5.0	Enterprise value(7)	LTM EBITDA(8)	$35.8 million/ncm(4)	Increase
			Market multiples(8)	8.8x – 9.8x/9.3x	Increase
Total Fair Value for Level 3 Investments(11)	$251.7

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
DECEMBER 31, 2025

NOTE 3. FAIR VALUE (cont.)

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

(10)    Prices provided by independent pricing services are evaluated in conjunction with actual trades and payoffs and, in certain cases, the value represented by actual trades or payoffs may be more representative of fair value as determined by the Valuation Committee.

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
DECEMBER 31, 2025

NOTE 3. FAIR VALUE (cont.)

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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2025, and the level of each financial liability within the fair value hierarchy:

($ in millions)	Carrying Value(1)	Fair Value(2)	Level 1	Level 2	Level 3
5.50% Unsecured Notes	$79.5	$77.8	$—	$77.8	$—
7.75% Unsecured Notes	72.1	76.2	—	76.2	—
Total	$151.6	$154.0	$—	$154.0	$—

____________

(1)      Carrying value is net of unamortized deferred debt issuance costs. Unamortized deferred debt issuance costs associated with the 5.50% Unsecured Notes totaled approximately $1.0 million as of December 31, 2025. Unamortized deferred debt issuance costs associated with the 7.75% Unsecured Notes totaled approximately $2.6 million as of December 31, 2025.

(2)      For the 5.50% Unsecured Notes and 7.75% Unsecured Notes, fair value is based upon the closing price on the last day of the period. The 5.50% Unsecured Notes and 7.75% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQG” and “OXSQH”, respectively).

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

(2)      For the 6.25% Unsecured Notes and 5.50% Unsecured Notes, fair value is based upon the closing price on the last day of the period. The 6.25% Unsecured Notes were listed on the NASDAQ Global Select Market (trading symbol “OXSQZ”) until they were fully repaid and delisted from the NASDAQ Global Select Market on September 19, 2025. The 5.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQG”).

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 3. FAIR VALUE (cont.)

A reconciliation of the fair value of investments for the year ended December 31, 2025, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Equity	Equity and Other Investments	Total(2)
Balance at December 31, 2024	$150.7	$104.6	$5.6	$260.9
Net realized (losses)/gains included in earnings	(14.4)	(2.8)	0.4	(16.8)
Net unrealized appreciation/(depreciation) included in earnings	5.0	(29.1)	(0.2)	(24.3)
Accretion of discount	2.9	—	—	2.9
Purchases	57.9	30.2	4.0	92.1
Repayments and Sales	(57.9)	—	(0.5)	(58.4)
Reductions to CLO Equity cost value(1)	—	(7.7)	—	(7.7)
PIK income	3.2	—	—	3.2
Transfers in and/or (out) of level 3	—	—	—	—
Balance at December 31, 2025(2)	$147.3	$95.1	$9.4	$251.7
Net change in unrealized depreciation on Level 3 investments still held as of December 31, 2025	$(11.3)	$(32.0)	$(0.1)	$(43.4)

____________

(1)      Reduction to CLO equity cost value of approximately $7.7 million represented the distributions received, or entitled to be received, on the Company’s investments held in CLO equity subordinated and income notes of approximately $24.1 million, plus the amortization of cost of the Company’s CLO fee notes of approximately $57,000, less the effective yield interest income recognized on the Company’s CLO equity subordinated and income notes of approximately $16.5 million.

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

(2)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 3. FAIR VALUE (cont.)

The following table shows the fair value of the Company’s portfolio of investments by asset class as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$147.3	58.5%	$150.7	57.8%
CLO Equity	95.1	37.8%	104.6	40.1%
Equity and Other Investments	9.4	3.7%	5.6	2.1%
Total(1)	$251.7	100.0%	$260.9	100.0%

____________

(1)      Totals may not sum due to rounding.

NOTE 4. CASH AND CASH EQUIVALENTS

At December 31, 2025, 2024, and 2023, respectively, cash and cash equivalents were as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Cash	$698,579	$493,380	$1,160,664
Cash Equivalents	51,236,068	34,433,088	4,579,889
Total Cash and Cash Equivalents	$51,934,647	$34,926,468	$5,740,553

For further details regarding the composition of cash and cash equivalents, refer to “Note 2. Summary of Significant Accounting Policies.”

NOTE 5. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% immediately after such borrowing. As of December 31, 2025 and 2024, the Company’s asset coverage for borrowed amounts was approximately 191% and 227%, respectively.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of December 31, 2025 and December 31, 2024. The fair value of the 5.50% Unsecured Notes is based upon the closing price on the last day of the period. The 5.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQG”). The fair value of the 7.75% Unsecured Notes is based upon the closing price on the last day of the period. The 7.75% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQH”). The fair value of the 6.25% Unsecured Notes is based upon the closing price on the last day of the period. The 6.25% Unsecured Notes were listed on the NASDAQ Global Select Market (trading symbol “OXSQZ”) until they were fully repaid and delisted from the NASDAQ Global Select Market on September 19, 2025.

	As of
	December 31, 2025			December 31, 2024
($ in millions)	Principal Amount	Carrying Value(1)	Fair Value	Principal Amount	Carrying Value(1)	Fair Value
5.50% Unsecured Notes	$80.5	$79.5	$77.8	$80.5	$79.1	$74.7
7.75% Unsecured Notes	74.8	72.1	76.2	—	—	—
6.25% Unsecured Notes	—	—	—	44.8	44.5	44.4
Total(2)	$155.3	$151.6	$154.0	$125.3	$123.6	$119.1

____________

(1)      The Carrying Value represents the aggregate principal amount outstanding less the unamortized deferred issuance costs. As of December 31, 2025, the total unamortized deferred issuance costs for the 5.50% Unsecured Notes and 7.75% Unsecured Notes were approximately $1.0 million, and $2.6 million, respectively. As of December 31, 2024, the total unamortized deferred issuance costs for the 6.25% Unsecured Notes and 5.50% Unsecured Notes was approximately $0.3 million, and $1.4 million, respectively.

(2)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 5. BORROWINGS (cont.)

The weighted average stated interest rate and weighted average maturity on the Company’s borrowings as of December 31, 2025 were 6.58% and 3.5 years, respectively, and as of December 31, 2024 were 5.77% and 2.8 years, respectively.

The tables below summarize the components of interest expense for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31, 2025
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total(1)
6.25% Unsecured Notes	$1,741.5	$143.7	$1,885.2
5.50% Unsecured Notes	4,427.5	385.5	4,813.0
7.75% Unsecured Notes	2,317.3	228.8	2,546.0
Total(1)	$8,486.2	$758.0	$9,244.2

____________

(1)      Totals may not sum due to rounding.

	Year Ended December 31, 2024
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
6.25% Unsecured Notes	$2,799.4	$233.8	$3,033.2
5.50% Unsecured Notes	4,427.5	386.6	4,814.1
Total	$7,226.9	$620.4	$7,847.3
	Year Ended December 31, 2023
($ in thousands)	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
6.50% Unsecured Notes	$2,765.0	$215.3	$2,980.3
6.25% Unsecured Notes	2,799.4	233.2	3,032.6
5.50% Unsecured Notes	4,427.5	385.5	4,813.0
Total	$9,991.9	$834.0	$10,825.9

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

The aggregate accrued interest payable on the 5.50% Unsecured Notes as of December 31, 2025 was approximately $0.7 million, which was approximately the same as of December 31, 2024. As of December 31, 2025 and 2024, the Company had unamortized deferred debt issuance costs of approximately $1.0 million and $1.4 million, respectively, relating to the 5.50% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 5.50% Unsecured Notes and are included in interest expense in the statements of operations. The cash paid and the effective annualized interest rate for the years ended December 31, 2025 and 2024 were approximately $4.4 million and 5.98%, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 5. BORROWINGS (cont.)

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

The aggregate accrued interest payable on the 7.75% Unsecured Notes as of December 31, 2025 was approximately $1.0 million. As of December 31, 2025, the Company had unamortized deferred debt issuance costs of approximately $2.6 million relating to the 7.75% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 7.75% Unsecured Notes and are included in interest expense in the statements of operations. The cash paid and the effective annualized interest rate for the year ended December 31, 2025 were approximately $1.4 million and 8.52%, respectively.

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

On June 13, 2025, the Company redeemed $10.0 million in aggregate principal amount of the 6.25% Unsecured Notes. On July 18, 2025, the Company redeemed $10.0 million in aggregate principal amount of the 6.25% Unsecured Notes. On September 19, 2025, the Company redeemed the remaining $24.8 million in aggregate principal amount of the 6.25% Unsecured Notes. In connection with the September 19, 2025 redemption, the 6.25% Unsecured Notes were delisted from the NASDAQ Global Select Market. There was no accrued interest payable on the 6.25% Unsecured Notes as of December 31, 2025. The Company recognized an extinguishment of debt resulting from the aforementioned principal redemptions of approximately $166,000 during the year ended December 31, 2025.

The aggregate accrued interest payable on the 6.25% Unsecured Notes as of December 31, 2024 was approximately $0.5 million. As of December 31, 2024, the Company had unamortized deferred debt issuance costs of approximately $0.3 million, relating to the 6.25% Unsecured Notes. The deferred debt issuance costs were being amortized over the term of the 6.25% Unsecured Notes and are included in interest expense in the statements of operations. The cash paid and the effective annualized interest rate for the year ended December 31, 2025 were approximately $2.2 million and 6.82%, respectively. The cash paid and the effective annualized interest rate for the year ended December 31, 2024 were approximately $2.8 million and 6.77%, respectively.

NOTE 6. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from net investment income per share for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Net increase in net assets resulting from net investment income per common share – basic and diluted:
Net investment income	$22,592,924	$26,440,412	$27,359,939
Weighted average common shares outstanding – basic	76,432,486	63,465,255	53,919,104
Net increase in net assets resulting from net investment income per common share – basic and diluted	$0.30	$0.42	$0.51

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 6. EARNINGS PER SHARE (cont.)

The following table sets forth the computation of basic and diluted net increase/(decrease) in net assets resulting from operations per share for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Net (decrease)/increase in net assets resulting from operations per common share – basic and diluted:
Net (decrease)/increase in net assets resulting from operations	$(18,731,067)	$5,879,681	$17,238,028
Weighted average common shares outstanding – basic	76,432,486	63,465,255	53,919,104
Net (decrease)/increase in net assets resulting from operations per common share – basic and diluted	$(0.25)	$0.09	$0.32

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

As described in greater detail under Item 1. Business — Investment Advisory Agreement — Advisory Fee in this Annual Report on Form 10-K for the year ended December 31, 2025, the Company first calculates the Base Fee and any incentive fee under the terms of the Investment Advisory Agreement, then calculates the Base Fee and any incentive fee under the terms of the fee waiver letter unilaterally adopted by Oxford Square Management, effective April 1, 2016 (the “2016 Fee Waiver”), and, finally, adopts the lower of two combined results as the total fees payable to Oxford Square Management.

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

The following table represents the portion of the total advisory fee ascribed to the Base Fee (pursuant to the 2016 Fee Waiver calculation) for the years ended December 31, 2025, 2024 and 2023, respectively:

($ in millions)	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Base Fee	$4.2	$4.3	$4.6

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

The Base Fee payable to Oxford Square Management as of December 31, 2025 and 2024 was approximately $1.0 million and $1.2 million, respectively.

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

•        Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to one-fourth of an annual “hurdle rate.” The annual hurdle rate is determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rates for the 2025, 2024 and 2023 calendar years, calculated as of the immediately preceding December 31, were 9.38%, 8.84%, and 8.99%, respectively, under the terms of the Investment Advisory Agreement. The Company’s net investment income (to the extent not distributed to stockholders) used to calculate the Net Investment Income Incentive Fee was also included in the amount of gross assets used to calculate the 2% Base Fee.

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
DECEMBER 31, 2025

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
DECEMBER 31, 2025

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

The following table represents the portion of the total advisory fee ascribed to Net Investment Income Incentive Fees (pursuant to the 2016 Fee Waiver calculation) for each of the years ended December 31, 2025, 2024 and 2023, respectively:

($ in millions)	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Net Investment Income Incentive Fee	$—	$—	$3.7

There was no Net Investment Income Incentive Fee payable to Oxford Square Management as of December 31, 2025 and 2024.

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

There were no Capital Gains Incentive Fees based on hypothetical liquidation for the years ended December 31, 2025, 2024 and 2023. There were no accrued Capital Gains Incentive Fees payable to Oxford Square Management as of December 31, 2025 and 2024.

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
DECEMBER 31, 2025

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

For the years ended December 31, 2025, 2024 and 2023, the Company incurred approximately $950,000, $747,000 and $825,000, respectively, in compensation expenses for the services of employees allocated to the administrative activities of the Company, pursuant to the Administration Agreement with Oxford Funds. In addition, the Company incurred approximately $58,000, $55,000, and $63,000 for facility costs allocated under the Administration Agreement for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, there were approximately $26,000 of compensation expenses and less than $1,000 of facility costs payable under the Administration Agreement. As of December 31, 2024, there were no amounts payable under the Administration Agreement.

Co-Investment Exemptive Relief

On January 6, 2026, the Company received an updated form of co-investment exemptive relief from the SEC to allow certain managed funds and investment vehicles, each of whose investment adviser is Oxford Square Management or an investment adviser controlling, controlled by or under common control with Oxford Square Management, to participate in negotiated co-investment transactions where doing so is consistent with regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief (the “Co-Investment Order”). The Co-Investment Order, which supersedes the co-investment order issued to the Company on June 14, 2017, is a new form of co-investment exemptive relief that adopts a more flexible requirement that allocations be “fair and equitable” to the Company and that Oxford Square Management considers the interests of the Company and other affiliated 1940 Act-regulated funds that rely on the Co-Investment Order in allocations and which minimizes certain board approval requirements as compared to the prior form of co-investment exemptive relief. Among other things, under the Co-Investment Order, the terms, conditions, price, class of securities to be purchased in respect of a particular investment, the date on which such investment is to be made and any registration rights applicable thereto, must be generally the same for the Company and each other participating affiliated entity. The requirements of the Co-Investment Order (including any requirements for board approval thereunder), as well as other regulatory requirements associated with the Company and other affiliated 1940 Act-regulated funds that rely on the Co-Investment Order, potentially will impact the investment allocations among participating entities (including, for the avoidance of doubt, the Company) or otherwise impact allocation results. Any changes to the Co-Investment Order or the rules and other guidance promulgated by the SEC and its staff under the 1940 Act could impact allocations made available to the Company and thereby affect (and potentially decrease) the allocation made to us or otherwise impact the process for allocations in transactions in which the Company participates.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 8. INVESTMENT INCOME

The following table sets forth the components of investment income for the years ended December 31, 2025, 2024 and 2023, respectively:

	Twelve Months Ended December 31, 2025	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023
Interest income
Stated interest income	$15,344,666	$22,453,772	$32,434,732
PIK interest income	2,853,987	462,883	—
Original issue discount and market discount income	2,863,204	1,688,134	1,094,874
Discount income derived from unscheduled remittances at par	29,368	324,498	62,560
Total interest income	$21,091,225	$24,929,287	$33,592,166
Income from securitization vehicles and investments	$16,452,752	$15,403,586	$16,796,699
Other income
Fee letters	$536,998	$661,281	$649,260
Money market fund income and all other fees(1)	2,257,898	1,689,051	786,056
Total other income	$2,794,896	$2,350,332	1,435,316
Total investment income	$40,338,873	$42,683,205	$51,824,181

____________

(1)      For the year ended December 31, 2025, the Company earned approximately $327,000 of PIK fees.

The 1940 Act requires that a BDC offer significant managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the years ended December 31, 2025, 2024 and 2023, the Company received no fee income for managerial assistance.

NOTE 9. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote. As of December 31, 2025, the Company did not have any commitments to purchase additional debt investments.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 10. FINANCIAL HIGHLIGHTS

The following information sets forth the Company’s financial highlights for the years ending December 31, 2025, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, and 2016.

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020(8)	Year Ended December 31, 2019(8)	Year Ended December 31, 2018(8)	Year Ended December 31, 2017(8)	Year Ended December 31, 2016(8)
Per Share Data
Net asset value at beginning of year	$2.30	$2.55	$2.78	$4.92	$4.55	$5.12	$6.60	$7.55	$7.50	$6.40
Net investment income(1)	0.30	0.42	0.51	0.42	0.32	0.40	0.81	0.67	0.60	0.52
Net realized and unrealized (losses)/gains(2)	(0.52)	(0.33)	(0.19)	(2.14)	0.47	(0.36)	(1.49)	(0.91)	0.25	1.62
Net (decrease)/increase in net assets resulting from operations	(0.22)	0.09	0.32	(1.72)	0.79	0.04	(0.68)	(0.24)	0.85	2.14
Distributions per share from net investment income	(0.42)	(0.42)	(0.54)	(0.42)	(0.42)	(0.61)	(0.80)	(0.73)	(0.66)	(1.06)
Distributions based on weighted average share impact	—	—	(0.01)	—	—	—	—	0.01	—	0.01
Tax return of capital distributions(3)	—	—	—	—	—	—	—	(0.07)	(0.14)	(0.10)
Total distributions	(0.42)	(0.42)	(0.55)	(0.42)	(0.42)	(0.61)	(0.80)	(0.79)	(0.80)	(1.15)
Effect of shares issued, net of offering expenses	0.03	0.08	—	—	—	—	—	—	—	—
Effect of shares issued/repurchased, gross	—	—	—	—	—	—	—	0.08	—	0.11
Net asset value at end of year	$1.69	$2.30	$2.55	$2.78	$4.92	$4.55	$5.12	$6.60	$7.55	$7.50
Per share market value at beginning of year	$2.44	$2.86	$3.12	$4.08	$3.05	$5.44	$6.47	$5.74	$6.61	$6.08
Per share market value at end of year	$1.76	$2.44	$2.86	$3.12	$4.08	$3.05	$5.44	$6.47	$5.74	$6.61
Total return based on Market Value(4)	(11.92)%	(1.64)%	9.34%	(14.11)%	47.38%	(31.75)%	(4.14)%	26.95%	(2.01)%	33.29%
Total return based on Net Asset Value(5)	(8.26)%	6.67%	11.15%	(34.96)%	17.36%	0.82%	(10.26)%	(1.99)%	11.33%	35.31%
Shares outstanding at end of year	86,060,964	69,758,938	59,300,472	49,844,796	49,690,059	49,589,607	48,448,987	47,650,959	51,479,409	51,479,409
Ratios/Supplemental Data(7)
Net assets at end of period (000’s)	$145,405	$160,665	$151,309	$138,672	$244,595	$225,427	$247,999	$314,724	$388,419	$385,992
Average net assets (000’s)	$153,815	$152,362	$149,944	$192,785	$242,589	$192,137	$289,373	$369,258	$385,947	$343,328
Ratio of expenses to average net assets	11.54%	10.66%	16.32%	11.64%	8.69%	8.45%	8.35%	6.17%	7.95%	12.38%
Ratio of net investment income to average net assets	14.69%	17.35%	18.25%	10.73%	6.64%	10.26%	13.30%	9.07%	7.96%	7.80%
Portfolio turnover rate(6)	23.23%	33.66%	3.85%	17.09%	11.09%	23.72%	12.75%	35.18%	43.02%	25.73%

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 10. FINANCIAL HIGHLIGHTS (cont.)

(6)      Portfolio turnover rate is calculated using the lesser of the annual investment sales and repayments of principal or annual investment purchases over the average of the total investments at fair value.

(7)      The following table provides supplemental performance ratios measured for the years ended December 31, 2025, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, and 2016:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020(8)	Year Ended December 31, 2019(8)	Year Ended December 31, 2018(8)	Year Ended December 31, 2017(8)	Year Ended December 31, 2016(8)
Ratio of expenses to average net assets:
Expenses before incentive fees	11.54%	10.66%	13.84%	11.64%	8.69%	8.45%	7.14%	4.92%	6.95%	11.57%
Net Investment Income Incentive Fees	—%	—%	2.47%	—%	—%	—%	1.21%	1.24%	1.00%	0.81%
Ratio of expenses, excluding interest expense, to average net assets	5.53%	5.51%	9.10%	5.23%	4.36%	4.35%	4.93%	4.21%	4.61%	7.37%

(8)      Not covered by the report of the independent registered public accounting firm.

Information about our senior securities is shown in the following tables as of the fiscal years ended December 31, 2025, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, and 2016.

Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
7.75% Unsecured Notes
2025	$74,750,000	$1,913	—	$25.17

5.50% Unsecured Notes
2025	$80,500,000	$1,913	—	$23.63
2024	$80,500,000	$2,269	—	$22.90
2023	$80,500,000	$2,189	—	$21.96
2022	$80,500,000	$1,714	—	$23.50
2021	$80,500,000	$2,267	—	$25.20

6.25% Unsecured Notes(9)
2025	$—	$—	—	$24.83
2024	$44,790,750	$2,269	—	$24.40
2023	$44,790,750	$2,189	—	$23.81
2022	$44,790,750	$1,714	—	$24.62
2021	$44,790,750	$2,267	—	$25.55
2020(10)	$44,790,750	$3,044	—	$23.30
2019(10)	$44,790,750	$2,786	—	$25.07

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 10. FINANCIAL HIGHLIGHTS (cont.)

Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
OXSQ Funding 2018, LLC Revolving Credit Facility(5)(10)
2019	$28,090,601	$2,786	—	N/A
2018	$85,679,403	$3,085	—	N/A

6.50% Unsecured Notes(8)
2023	$—	$—	—	$24.90
2022	$64,370,225	$1,714	—	$25.01
2021	$64,370,225	$2,267	—	$25.31
2020(10)	$64,370,225	$3,044	—	$23.65
2019(10)	$64,370,225	$2,786	—	$25.43
2018(10)	$64,370,225	$3,085	—	$25.51
2017(10)	$64,370,225	$7,003	—	$25.90

2017 Convertible Notes(6)(10)
2016	$94,542,000	$2,707	—	N/A

Debt Securitization – TICC 2012-1 CLO LLC Senior Notes(7)(10)
2016	$129,281,817	$2,707	—	N/A

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

(4)      Not applicable for any of the senior securities (except for the 6.50% Unsecured Notes, 6.25% Unsecured Notes, 5.50% Unsecured Notes, and 7.75% Unsecured Notes) as they are not registered for public trading. For the 6.50% Unsecured Notes, the amounts represent the average of the daily closing prices on the NASDAQ Global Select Market for the period from April 12, 2017 (date of issuance) through December 31, 2017, for the period from January 1, 2023 through December 21, 2023 (date of full principal repayment and delisting from NASDAQ), and for the years ended December 31, 2022, 2021, 2020, 2019, and 2018. For the 6.25% Unsecured Notes, the amounts represent the average of the daily closing prices on the NASDAQ Global Select Market for the period from April 3, 2019 (date of issuance) through December 31, 2019, January 1, 2025 through September 19, 2025 (date of full principal repayment and delisting from NASDAQ), and for the years ended December 31, 2024, 2023, 2022, 2021, and 2020. For the 5.50% Unsecured Notes, the amounts represent the average of the daily closing prices on the NASDAQ Global Select Market for the period from May 20, 2021 (date of issuance) through December 31, 2021, and for the years ended December 31, 2025, 2024, 2023 and 2022. For the 7.75% Unsecured Notes, the amounts represent the average daily closing prices on the NASDAQ Global Select Market for the period from August 12, 2025 (date of issuance) through December 31, 2025.

(5)      The Company fully repaid the OXSQ Funding 2018, LLC Revolving Credit Facility on March 24, 2020.

(6)      The Company fully repaid the 2017 Convertible Notes on November 1, 2017.

(7)      The Company fully repaid the TICC CLO 2012-1 LLC Senior Notes on August 25, 2017.

(8)      The Company fully repaid the 6.50% Unsecured Notes on December 21, 2023.

(9)      The Company fully repaid the 6.25% Unsecured Notes on September 19, 2025.

(10)    Not covered by the report of the independent registered public accounting firm.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

During the reporting period, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update 2023-09-Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The adoption of this new standard did not have a material impact to financial statement disclosures and did not affect the Company’s financial positions or results of its operations. The Company did not pay any federal or state income taxes, as it is taxed as a RIC. There were no income taxes paid in foreign jurisdictions by the Company during the reporting period ended December 31, 2025. The Company’s federal and state income tax returns and federal excise tax returns, for which the applicable statutes of limitations have not expired, are subject to examination by the Internal Revenue Service and state departments of revenue.

The Company intends to comply with the applicable provisions of the Code pertaining to RICs to make distributions of taxable income sufficient to relieve it of substantially all federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on such income. The Company will accrue excise tax on estimated excess taxable income, if any, as required. The Company incurred approximately $419,000 in excise tax relating to the tax year ended December 31, 2024. The accrual for the estimated 2025 excise tax is included in “Accrued Expenses” on the Statements of Assets and Liabilities.

The tax character of distributions declared and paid in 2025 represented, on an estimated basis, $32,144,596 from ordinary income. The tax character of distributions declared and paid in 2024 represented, on an estimated basis, $26,666,034 from ordinary income. The tax character of distributions declared and paid in 2023 represented $29,503,040 from ordinary income.

GAAP requires adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net asset value per share. For the years ended December 31, 2025, 2024 and 2023, the permanent differences between financial and tax reporting are noted below. These adjustments were the result of book/tax differences in the treatment of unscheduled prepayments, defaulted bonds, extinguishment fees, the treatment of CLO equity investments, and non-deducible excise tax paid.

	December 31,
	2025	2024	2023
Adjustment to accumulated net investment income	$1,627,296	$2,719,387	$9,908,779
Adjustment to accumulated net realized (losses)/gains	(1,272,339)	(2,502,859)	(8,485,093)
Adjustment to total distributable earnings/(accumulated losses)	$354,957	$216,528	$1,423,686
Adjustment to capital in excess of par value	$(354,957)	$(216,528)	$(1,423,686)

The Company has adopted an “opt out” distribution reinvestment plan for its common stockholders. As a result, if the Company makes a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of its common stock, unless they specifically “opt out” of the distribution reinvestment plan so as to receive cash distributions. During the years ended December 31, 2025, 2024 and 2023, the Company issued 391,246, 326,184 and 309,016 shares, respectively, of common stock to stockholders for approximately $0.8 million, $0.9 million, and $0.9 million, respectively, in connection with the distribution reinvestment plan. During the year ended December 31, 2025, the Company’s dividend administrator purchased 104,885 shares in the open market to satisfy the reinvestment portion of the Company’s dividends for approximately $184,000. During the years ended 2024 and 2023, the Company’s dividend administrator did not purchase any shares in the open market to satisfy the reinvestment portion of the Company’s dividends.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 11. DISTRIBUTIONS (cont.)

For U.S. federal income tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. These capital losses can be carried forward for an indefinite period and will retain their character as either short-term or long-term capital losses. As of December 31, 2025, the Company had $7,656,301 of short-term capital losses and $241,556,934 of long-term capital losses available to be carried forward for an indefinite period. The tax character of distributions for the year ended December 31, 2025, represented, on an estimated basis, $0.42 per share, from ordinary income. For the year ended December 31, 2025, the amounts and sources of distributions reported are only estimates (based on an average of the reported tax character historically) and are not being provided for U.S. tax reporting purposes. Because the Company believes the historical tax characteristics of distributions is the most useful information which is readily available, the Company has used the average of all years from the inception of the Company in providing the estimates herein. However, the timing and character of distributions for federal income tax purposes (which are determined in accordance with the U.S. federal tax rules which may differ from GAAP) may be materially different than the historical information the Company used in providing the estimates herein. The final determination of the source of all distributions in 2025 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes may be subject to change based on tax regulations.

As of December 31, 2025, 2024 and 2023, the estimated components of distributable earnings/(accumulated losses) on a tax basis were as follows:

	December 31,
	2025	2024	2023
Distributable ordinary income	$14,677,549	$34,362,889	$34,551,675
Capital loss carry forward	(249,213,235)	(229,795,600)	(128,925,720)
Unrealized depreciation on investments	(143,960,606)	(132,542,875)	(213,031,716)
Other timing differences	—	—	—
Total accumulated losses	$(378,496,292)	$(327,975,586)	$(307,405,761)

The 2025 amounts will be finalized at or before filing the U.S. federal income tax return.

NOTE 12. NET ASSET VALUE PER SHARE

The Company’s net asset value per share as of December 31, 2025, and December 31, 2024, was $1.69 and $2.30, respectively. In determining the Company’s net asset value per share, the Board determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 13. SHARE ISSUANCE AND REPURCHASE PROGRAMS

On August 22, 2023, the Company entered into Amendment No. 1 to the Equity Distribution Agreement dated August 1, 2019 with Ladenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $150.0 million of our common stock through an At-the-Market (“ATM”) offering. On August 16, 2024, the Company entered into an amended and restated equity distribution agreement (the “Amended and Restated Equity Distribution Agreement”) with Lucid Capital Markets, LLC and Ladenburg Thalmann & Co. Inc., as the sales agents, to add Lucid Capital Markets, LLC as an additional sales agent to the Amended and Restated Equity Distribution Agreement. The Company sold a total of 15,910,780 shares of common stock pursuant to the ATM offering during the year ended December 31, 2025. The total amount of capital raised net of underwriting fees and offering costs was approximately $34.8 million during the year ended December 31, 2025. The Company sold a total of 10,132,282 shares of common stock pursuant to the ATM offering during

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 13. SHARE ISSUANCE AND REPURCHASE PROGRAMS (cont.)

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

On October 30, 2025, the Board of Directors authorized a 12-month Share Repurchase Program. Under the Share Repurchase Program, the Company may repurchase, during the 12-month period commencing on October 30, 2025, up to $25.0 million in the aggregate of the Company’s outstanding common stock in the open market. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program is expected to be in effect until October 30, 2026, unless extended or until the aggregate repurchase amount has been expended. The Share Repurchase Program does not require the Company to repurchase any specific number of shares, and the Company cannot assure stockholders that any shares will be repurchased under the Share Repurchase Program. The Share Repurchase Program may be suspended, extended, modified or discontinued at any time. During the year ended December 31, 2025, no shares were repurchased under the Share Repurchase Program.

During the years ended December 31, 2024, and 2023 the Company was not authorized to repurchase any shares of outstanding common stock.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 16. SELECTED QUARTERLY DATA (unaudited)

	Year Ended December 31, 2025
	Quarter Ended December 31	Quarter Ended September 30	Quarter Ended June 30	Quarter Ended March 31
Total Investment Income	$10,415,709	$10,239,933	$9,522,181	$10,161,050
Net Investment Income	5,430,743	5,558,742	5,499,565	6,103,874
Net (decrease)/increase in Net Assets resulting from Operations(1)	(12,902,746)	(2,092,163)	4,385,357	(8,121,517)
Net increase in Net Assets resulting from Net Investment Income, per common share, basic and diluted(1)	$0.07	$0.07	$0.08	$0.09
Net (decrease)/increase in Net Assets resulting from Operations, per common share, basic and diluted(1)	$(0.16)	$(0.03)	$0.06	$(0.12)

____________

(1)      The summation of quarterly amounts may not tie to annual amounts due to rounding.

	Year Ended December 31, 2024
	Quarter Ended December 31	Quarter Ended September 30	Quarter Ended June 30	Quarter Ended March 31
Total Investment Income	$10,219,401	$10,340,924	$11,445,456	$10,677,424
Net Investment Income	5,993,795	6,187,155	7,721,906	6,537,556
Net increase/(decrease) in Net Assets resulting from Operations	3,263,607	(874,541)	5,259,005	(1,768,390)
Net increase in Net Assets resulting from Net Investment Income, per common share, basic and diluted	$0.09	$0.10	$0.13	$0.11
Net increase/(decrease) in Net Assets resulting from Operations, per common share, basic and diluted(1)	$0.05	$(0.01)	$0.09	$(0.03)

____________

(1)      The summation of quarterly amounts may not tie to annual amounts due to rounding.

	Year Ended December 31, 2023
	Quarter Ended December 31	Quarter Ended September 30	Quarter Ended June 30	Quarter Ended March 31
Total Investment Income	$12,324,049	$13,045,354	$13,512,980	$12,941,798
Net Investment Income	7,764,556	6,438,818	6,665,781	6,490,784
Net (decrease)/increase in Net Assets resulting from Operations	(7,310,695)	6,692,836	11,587,404	6,268,483
Net increase in Net Assets resulting from Net Investment Income, per common share, basic and diluted	$0.13	$0.11	$0.13	$0.13
Net (decrease)/increase in Net Assets resulting from Operations, per common share, basic and diluted(1)	$(0.13)	$0.12	$0.23	$0.13

____________

(1)      The summation of quarterly amounts may not tie to annual amounts due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

NOTE 18. SUBSEQUENT EVENTS

The Board declared the following distributions payable to stockholders as shown below:

Date Declared	Record Dates	Payable Dates	Per Share Distribution Amount Declared
October 30, 2025	January 16, 2026	January 30, 2026	$0.035
October 30, 2025	February 13, 2026	February 27, 2026	$0.035
October 30, 2025	March 17, 2026	March 31, 2026	$0.035
February 26, 2026	April 16, 2026	April 30, 2026	$0.035
February 26, 2026	May 15, 2026	May 29, 2026	$0.035
February 26, 2026	June 16, 2026	June 30, 2026	$0.035

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

Item 9.       Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2025 based on the criteria in Internal Control — Integrated Framework issued by COSO.

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

(c) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

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

Name	Age	Position	Director Since	Term Expires
Interested Directors
Jonathan H. Cohen	61	Chief Executive Officer	2003	2027
Charles M. Royce	86	Director	2003	2026
Independent Directors
Steven P. Novak	78	Chairman of the Board	2003	2026
George Stelljes III	64	Director	2016	2027
Barry Osherow	53	Director	2021	2028
Executive Officers
Saul B. Rosenthal	57	President and Chief Operating Officer
Bruce L. Rubin	66	Chief Financial Officer, Corporate Secretary and Treasurer
Gerald Cummins	70	Chief Compliance Officer

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

Charles M. Royce is the founder of Royce & Associates, LP., and served as Chief Executive Officer from 1972 to 2016, and Chairman of the Board form 2016 to 2024. Mr. Royce is currently a Senior Advisor to the firm. Mr. Royce’s history with us, familiarity with our investment platform, and extensive knowledge of the financial services industry and the investment valuation process in particular qualify him to serve as a member of our Board of Directors.

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

Gerald Cummins has served as the Company’s Chief Compliance Officer since June 2015 pursuant to an agreement between the Company and ACA Group, LLC, a compliance consulting firm. Mr. Cummins also currently serves as the Chief Compliance Officer of Oxford Square Management, Oxford Lane Capital Corp., Oxford Lane Management, LLC, Oxford Funds LLC, Oxford Gate Management, LLC, Oxford Park Income Fund, Inc., and Oxford Park Management. Mr. Cummins has been a director of ACA Group, LLC since June 2014 and in that capacity he also serves as the Chief Compliance Officer to three unaffiliated BDCs and two private credit managers. Prior to joining ACA Group, LLC, Mr. Cummins was a consultant for Barclays Capital Inc. from 2012 to 2013, where he participated in numerous compliance projects on pricing and valuation, compliance assessments, and compliance policy and procedure development. Prior to his consulting work at Barclays, Mr. Cummins was from 2010 to 2011 the Chief Operating Officer and the Chief Compliance Officer for BroadArch Capital and from 2009 to 2011 the Chief Financial Officer and Chief Compliance Officer to its predecessor New Castle Funds, a long-short equity asset manager. Prior to that, Mr. Cummins spent 25 years at Bear Stearns Asset Management (BSAM), where he was a Managing Director and held senior compliance, controllers and operations risk positions. Mr. Cummins graduated with a B.A. in Mathematics from Fordham University.

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

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board implemented since the filing of our Proxy Statement for our 2025 Annual Meeting of Stockholders.

Audit Committee

The Audit Committee operates pursuant to a charter approved by our Board, a copy of which is available on our website at www.oxfordsquarecapital.com. The charter sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include recommending the selection of our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements and periodic filings, and receiving the audit reports covering our financial statements. The Audit Committee is presently composed of three persons: Messrs. Novak, Osherow and Stelljes, all of whom are considered independent under the rules promulgated by the NASDAQ Global Stock Market. Our Board has determined that Mr. Novak is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act. Messrs. Novak, Osherow and Stelljes each meet the current independence and experience requirements of Rule 10A-3 of the Exchange Act and, in addition, are each not an “interested person” of OXSQ as defined in Section 2(a)(19) of the 1940 Act. Mr. Osherow currently serves as Chairman of the Audit Committee. The Audit Committee met on four occasions during 2025.

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

The compensation of our Chief Financial Officer and Corporate Secretary is paid by our administrator, Oxford Funds, subject to reimbursement by us of an allocable portion of such compensation for services rendered by our Chief Financial Officer and Corporate Secretary to the Company. The allocable portion of such compensation that is reimbursed to Oxford Funds by us is based on an estimate of the time spent by our Chief Financial Officer and Corporate Secretary and other administrative personnel in performing their respective duties for us in accordance with the Administration Agreement. For the fiscal year ended December 31, 2025, we accrued approximately $950,000 for the allocable portion of compensation expenses incurred by Oxford Funds on our behalf for our Chief Financial Officer, our Treasurer and Controller, and other administrative support personnel, pursuant to our Administration Agreement with Oxford Funds. Mr. Cummins is a Director of ACA Group, LLC, and performs his functions as our Chief Compliance Officer under the terms of an agreement between us and ACA Group, LLC. For the fiscal year ended December 31, 2025, we accrued approximately $120,000 for the fees paid to ACA Group, LLC.

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

The following table sets forth compensation of our directors for the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash	All Other Compensation(2)	Total
Interested Directors
Jonathan H. Cohen	$—	—	$—
Charles M. Royce	$—	—	$—

Independent Directors(1)
Steven P. Novak	$146,000	—	$146,000
George Stelljes III	$132,500	—	$132,500
Barry Osherow	$130,000	—	$130,000

____________

(1)      For a discussion of the independent directors’ compensation, see above.

(2)      We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.

Compensation Committee

The Compensation Committee operates pursuant to a charter approved by our Board, a copy of which is available on our website at www.oxfordsquarecapital.com. The charter sets forth the responsibilities of the Compensation Committee. The Compensation Committee is responsible for annually reviewing and recommending for approval to our Board the Investment Advisory Agreement and the Administration Agreement. The Compensation Committee is also responsible for reviewing and approving the compensation of the Independent Directors, including the Chairman of the Board. In addition, although we do not directly compensate our executive officers currently, to the extent that we do so in the future, the Compensation Committee would also be responsible for reviewing and evaluating their compensation and making recommendations to the Board regarding their compensation. Lastly, the Compensation Committee would produce a report on our executive compensation practices and policies for inclusion in our proxy statement if required by applicable proxy rules and regulations and, if applicable, make recommendations to the Board on our executive compensation practices and policies. The Compensation Committee has the authority to engage compensation consultants and to delegate their duties and responsibilities to a member or to a subcommittee of the Compensation Committee. The Compensation Committee is presently composed of three persons: Messrs. Novak, Osherow and Stelljes, all of whom are considered independent under the rules of the NASDAQ Global Select Market and are not “interested persons” of Oxford Square Capital Corp. as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Novak serves as Chairman of the Compensation Committee. The Compensation Committee met one time during 2025.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2025 none of the Company’s executive officers served on the Board (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the Compensation Committee of the Company or on the Board of the Company. No current or past executive officers of the Company or its affiliates serve on the Company’s Compensation Committee.

Compensation Committee Report

Currently, none of our executive officers are compensated by the Company and as such the Compensation Committee is not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Timing of Grants of Options

The Company did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2025. Accordingly, the Company has nothing to report under Item 402(x) of Regulation S-K.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 2, 2026, the beneficial ownership of each director, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Class(2)
Interested Directors
Jonathan H. Cohen(3)	2,274,314	2.6%
Charles M. Royce(4)	2,127,470	2.4%

Independent Directors
Steven P. Novak	30,001	*
Barry Osherow	1,863	*
George Stelljes III	34,000	*

Executive Officers
Saul B. Rosenthal(3)	2,058,601	2.4%
Bruce L. Rubin	10,949	*
Gerald Cummins	—	—
Executive Officers and Directors as a Group(5)	6,535,373	7.5%

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

(2)      Based on a total of 87,510,727 shares of our common stock issued and outstanding on March 2, 2026.

(3)      Includes approximately 1,825 shares held by Oxford Funds, which may be deemed to be beneficially owned by Messrs. Cohen and Rosenthal by virtue of their ownership interests therein.

(4)      Mr. Royce may be deemed to beneficially own 1,267,324 held by Royce Family Investments, LLC and 860,146 held by Royce Family Fund, Inc. Mr. Royce disclaims beneficial ownership of any shares directly held by Royce Family Fund, Inc. The address for both of these entities is 745 Fifth Avenue, New York, New York 10151.

(5)      The approximately 1,825 shares held by Oxford Funds, described in footnote 3 above, are included in the number of shares held by each of Mr. Cohen and Mr. Rosenthal, but are only counted once in the total held by the executive officers and directors as a group.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of March 2, 2026.

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

____________

(1)      The dollar ranges are: None, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or Over $100,000.

(2)      The dollar range of equity securities beneficially owned in us is based on the closing price for our common stock of $1.82 on March 2, 2026 on the NASDAQ Global Select Market. Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

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

On January 6, 2026, we received an updated form of co-investment exemptive relief from the SEC to allow certain managed funds and investment vehicles, each of whose investment adviser is Oxford Square Management or an investment adviser controlling, controlled by or under common control with Oxford Square Management, to participate in negotiated co-investment transactions where doing so is consistent with regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief (the “Co-Investment Order”). The Co-Investment Order, which supersedes the co-investment order issued to us on June 14, 2017, is a new form of co-investment exemptive relief that adopts a more flexible requirement that allocations be “fair and equitable” to us and that Oxford Square Management considers the interests of us and other affiliated 1940 Act-regulated funds that rely on the Co-Investment Order in allocations and which minimizes certain board approval requirements as compared to the prior form of co-investment exemptive relief. Among other things, under the Co-Investment Order, the terms, conditions, price, class of securities to be purchased in respect of a particular investment, the date on which such investment is to be made and any registration rights applicable thereto, must be generally the same for us and each other participating affiliated entity. The requirements of the Co-Investment Order (including any requirements for board approval thereunder), as well as other regulatory requirements associated with us and other affiliated 1940 Act-regulated funds that rely on the Co-Investment Order, potentially will impact the investment allocations among participating entities (including, for the avoidance of doubt, us) or otherwise impact allocation results. Any changes to the Co-Investment Order or the rules and other guidance promulgated by the SEC and its staff under the 1940 Act could impact allocations made available to us and thereby affect (and potentially decrease) the allocation made to us or otherwise impact the process for allocations in transactions in which we participate.

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

Item 14.     Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2025 and December 31, 2024. PricewaterhouseCoopers LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

For the years ended December 31, 2025 and December 31, 2024, the Company incurred the following fees for services provided by PricewaterhouseCoopers LLP including expenses:

	Fiscal Year Ended December 31, 2025	Fiscal Year Ended December 31, 2024
Audit Fees	$1,015,576	$947,995
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees:	$1,015,576	$947,995

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

During the year ended December 31, 2025, the Audit Committee pre-approved 100% of non-audit services in accordance with the pre-approval policy described above.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

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

4.3	Description of registrant’s securities*
4.4

Third Supplemental Indenture, dated as of May 20, 2021, relating to the 5.50% Notes due 2028, by and between Oxford Square Capital Corp. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed May 20, 2021).

4.5	Form of 5.50% Notes due 2028 (Incorporated by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K filed May 20, 2021).
4.6

Fourth Supplemental Indenture, dated as of August 7, 2025, relating to the 7.75% Notes due 2030, by and between Oxford Square Capital Corp. and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s report on Form 8-K filed on August 7, 2025).

4.7	Form of 7.75% Notes due 2030 (Incorporated by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K filed on August 7, 2025).
10.1	Investment Advisory Agreement between Registrant and Oxford Square Management, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on July 1, 2011).
10.2	Custodian Agreement between Registrant and U.S. Bank National Association (Incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 10-Q, filed on November 6, 2014).
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

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to the Registrant’s report on Form 8-K, filed on March 2, 2017).
19.1	1940 Act Code of Ethics and Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed on March 5, 2025)
21.1	Subsidiaries of Registrant and jurisdiction of incorporation/organization: None
23.1	Consent of PricewaterhouseCoopers LLP*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.**
97.1	Oxford Square Capital Corp. Clawback Policy (Incorporated by reference to Exhibit 97.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed on March 19, 2024)

____________

*        Filed herewith.

**      Furnished herewith.

c. Financial statement schedule

Item 16.     Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXFORD Square CAPITAL CORP.
Date: March 5, 2026	/s/ Jonathan H. Cohen
Jonathan H. Cohen Chief Executive Officer (Principal Executive Officer)
Date: March 5, 2026	/s/ Bruce L. Rubin
Bruce L. Rubin Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 5, 2026	/s/ Steven P. Novak
Steven P. Novak Chairman of the Board of Directors
Date: March 5, 2026	/s/ Jonathan H. Cohen
Jonathan H. Cohen Chief Executive Officer and Director (Principal Executive Officer)
Date: March 5, 2026	/s/ Barry Osherow
Barry Osherow Director
Date: March 5, 2026	/s/ Charles M. Royce
Charles M. Royce Director
Date: March 5, 2026	/s/ George Stelljes III
George Stelljes III Director