Form 10-Q
period 2026-03-31
Oxford Square Capital Corp.
filed 2026-05-01
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of April 30, 2026, was 93,527,087.

OXFORD SQUARE CAPITAL CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Non-affiliated/non-control investments (cost: $372,980,864 and $390,403,599, respectively)	$235,372,463	$251,731,345
Cash equivalents (cost of $40,637,084 and $51,236,068, respectively)	40,637,084	51,236,068
Cash	287,628	698,579
Interest and distributions receivable	1,531,132	2,002,161
Other assets	1,029,174	1,070,958
Total assets	$278,857,481	$306,739,111
LIABILITIES
Notes payable – 5.50% Unsecured Notes, net of deferred issuance costs of $901,010 and $996,075 respectively	$79,598,990	$79,503,925
Notes payable – 7.75% Unsecured Notes, net of deferred issuance costs of $2,480,628 and $2,621,662 respectively	72,269,372	72,128,338
Securities purchased not settled	—	5,944,969
Accrued interest payable	1,703,438	1,703,438
Accrued expenses	1,030,008	1,017,581
Base Fee and Net Investment Income Incentive Fee payable to affiliate	990,631	1,036,058
Total liabilities	155,592,439	161,334,309
COMMITMENTS AND CONTINGENCIES (Note 13)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized; 93,449,336 and 86,060,964 shares issued and outstanding, respectively	934,494	860,610
Capital in excess of par value	535,621,842	523,040,484
Total distributable earnings/(accumulated losses)	(413,291,294)	(378,496,292)
Total net assets	123,265,042	145,404,802
Total liabilities and net assets	$278,857,481	$306,739,111
Net asset value per common share	$1.32	$1.69

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited)
March 31, 2026

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Senior Secured Notes
Aerospace and Defense
Vantor, Inc.
first lien senior secured notes, 8.12% (SOFR + 4.50%), (0.00% floor) due March 3, 2033(4)(5)(14)(29)	February 27, 2026	$10,000,000	$9,850,658	$9,787,500
Total Aerospace and Defense			$9,850,658	$9,787,500	7.9%

Business Services
Access CIG, LLC
first lien senior secured notes, 7.70% (SOFR + 4.00%), (0.50% floor) due August 19, 2030(4)(6)(14)(16)	August 15, 2025	$9,995,854	$9,995,854	$8,992,070

Convergint Technologies, LLC
second lien senior secured notes, 9.17% (SOFR + 5.50%), (0.75% floor) due July 29, 2033(4)(5)(14)(23)	July 23, 2025	10,000,000	9,953,255	9,750,000

Verifone, Inc. (f/k/a Verifone Systems, Inc.)
first lien senior secured notes, 9.18% (SOFR + 5.25%), (0.00% floor) due August 18, 2028(4)(5)(6)(14)(16)	March 28, 2025	13,129,863	12,211,761	12,374,896
Total Business Services			$32,160,870	$31,116,966	25.2%

Food and Beverage
Shearer’s Foods, LLC
first lien senior secured notes, 6.42% (SOFR + 2.75%), (0.00% floor) due February 12, 2031(4)(5)(6)(14)(23)	January 31, 2024	$9,825,936	$9,849,342	$9,592,570
Total Food and Beverage			$9,849,342	$9,592,570	7.8%

Healthcare
HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)
first lien senior secured notes, 10.25% (Prime + 3.50%) cash, 2.00% PIK, (0.00% floor) due January 12, 2026(3)(4)(5)(6)(17)(26)	October 31, 2018	$8,848,243	$8,767,059	$3,539,297

Performance Health Inc.
first lien senior secured notes, 7.45% (SOFR + 3.75%), (0.00% floor) due March 19, 2032(4)(5)(6)(14)(16)	March 24, 2025	9,937,437	9,902,384	9,689,001

Viant Medical Holdings, Inc.
first lien senior secured notes, 7.67% (SOFR + 4.00%), (0.00% floor) due October 29, 2031(4)(5)(6)(23)	October 16, 2024	5,925,000	5,902,226	5,917,594
Total Healthcare			$24,571,669	$19,145,892	15.5%

Industrials
Highline Warren, LLC (f/k/a Highline Aftermarket, LLC)
first lien senior secured notes, 7.17% (SOFR + 3.50%), (0.75% floor) due February 19, 2030(4)(5)(6)(14)(16)	February 13, 2025	$6,922,475	$6,922,699	$6,905,169

(continued on next page)

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited) — (continued)
March 31, 2026

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Senior Secured Notes – (continued)
Industrials – (continued)
Michael Baker International, Inc.
first lien senior secured notes, 7.67% (SOFR + 4.00%), (0.75% floor) due December 1, 2028(4)(5)(6)(14)(16)	May 22, 2024	$9,825,625	$9,866,852	$9,825,625

ProMach Inc.
first lien senior secured notes, 6.42% (SOFR + 2.75%), (0.00% floor) due October 16, 2032(4)(5)(6)(23)	October 9, 2025	5,985,000	5,978,323	5,977,519
Total Industrials			$22,767,874	$22,708,313	18.4%

Materials
Veritiv Operating Company
first lien senior secured notes, 7.70% (SOFR + 4.00%), (0.75% floor) due November 30, 2030(4)(5)(6)(14)(16)	December 6, 2024	$8,902,142	$8,899,831	$8,657,333
Total Materials			$8,899,831	$8,657,333	7.0%

Software
Dodge Construction Network LLC (f/k/a Dodge Data & Analytics, LLC)
first lien first out senior secured notes, 10.05% (SOFR + 6.25%), (0.50% floor) due January 31, 2029(4)(5)(6)(14)(16)	November 14, 2024	$2,170,330	$2,148,068	$2,154,053
first lien second out senior secured notes, 8.55% (SOFR + 4.75%), (0.50% floor) due February 28, 2029(4)(5)(6)(14)(16)	November 14, 2024	3,009,642	2,562,921	2,257,232
second lien senior secured notes, 12.10% (SOFR + 8.25%) PIK, (0.50% floor) due March 31, 2029(3)(4)(5)(14)(16)	November 14, 2024	17,528,637	10,030,838	7,011,455

Forta, LLC (f/k/a Help/Systems Holdings, Inc.)
first lien senior secured notes, 9.76% (SOFR + 6.00%), (2.00% floor) due May 21, 2029(4)(5)(14)(16)	November 21, 2025	3,235,235	3,082,480	2,779,617
second lien senior secured notes, 3.76% (SOFR, 2.00% floor) cash, 9.00% PIK due May 21, 2029(3)(4)(5)(14)(16)	November 21, 2025	8,331,290	6,773,882	4,332,271

Magenta Buyer, LLC (f/k/a McAfee Enterprise, LLC)
first lien first out senior secured notes, 10.68% (SOFR + 6.75%), (0.75% floor) due July 27, 2028(4)(5)(16)	August 14, 2024	234,573	216,824	166,547
first lien second out senior secured notes, 10.93% (SOFR + 7.00%) (0.75% floor) due July 27, 2028(4)(5)(16)	August 14, 2024	1,310,350	1,032,904	537,244
first lien third out senior secured notes, 10.18% (SOFR + 6.25%) (0.75% floor) due July 27, 2028(4)(5)(16)	August 14, 2024	10,340,152	4,104,651	2,223,133

(continued on next page)

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited) — (continued)
March 31, 2026

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Senior Secured Notes – (continued)
Software – (continued)
RSA Security, LLC
first lien second out senior secured notes, 9.17% (SOFR + 5.50%), (0.00% floor) due December 31, 2030(4)(5)(16)	January 21, 2026	$1,800,000	$953,441	$662,994
first lien third out senior secured notes, 8.00% cash, 4.00% PIK, due December 31, 2030(3)(5)	January 21, 2026	3,603,551	1,292,317	1,201,172

Smartronix, LLC
first lien senior secured notes, 8.17% (SOFR + 4.50%), (0.00% floor) due February 6, 2032(4)(5)(6)(14)(23)	February 6, 2025	9,924,874	9,933,996	9,759,426

Tungsten Automation Corporation (f/k/a Kofax, Inc.)
first lien senior secured notes, 9.02% (SOFR + 5.25%), (0.50% floor) due July 20, 2029(4)(5)(6)(16)	February 1, 2023	9,731,286	9,293,709	5,975,010
Total Software			$51,426,031	$39,060,154	31.7%

Telecommunication Services
ConvergeOne Holdings, Inc.
first lien senior secured notes, 9.41% (SOFR + 5.75%), (0.00% floor) due June 4, 2030(4)(5)(16)	June 4, 2024	$934,808	$901,280	$420,664

Global Tel Link Corp.
first lien senior secured notes, 11.17% (SOFR + 7.50%), (3.00% floor) due August 6, 2029(4)(5)(6)(14)(23)	July 29, 2024	10,327,052	10,079,443	10,327,052
Total Telecommunication Services			$10,980,723	$10,747,716	8.7%
Total Senior Secured Notes			$170,506,998	$150,816,444	122.4%

Collateralized Loan Obligation – Equity Investments
Structured Finance
Allegro CLO XII, Ltd.
CLO subordinated notes, estimated yield 11.67% due July 21, 2037(9)(11)(12)(18)(22)	August 21, 2024	$3,000,000	$1,825,060	$1,050,000

Ares XLIV CLO Ltd.
CLO subordinated notes, estimated yield 20.61% due April 15, 2034(9)(11)(12)(18)(22)	December 15, 2023	5,000,000	1,323,814	572,164

Atlas Senior Loan Fund XI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 26, 2031(9)(11)(12)(18)(22)(25)	April 5, 2019	5,725,000	1,402,272	573

Bain Capital Credit CLO 2017-2, Ltd.
CLO subordinated notes, estimated yield 7.03% due July 25, 2037(9)(11)(12)(18)(22)	January 17, 2024	3,086,500	1,729,673	895,085

BlueMountain CLO 2014-2 Ltd.
CLO subordinated notes, estimated yield 0.00% due October 20, 2030(9)(11)(12)(18)(25)	April 3, 2019	6,374,000	365,288	15,935

(continued on next page)

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited) — (continued)
March 31, 2026

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
BlueMountain CLO XXXI Ltd.
CLO subordinated notes, estimated yield 8.38% due April 19, 2034(9)(11)(12)(18)(22)	April 16, 2024	$12,075,000	$6,818,969	$2,777,250

Carlyle Global Market Strategies CLO 2021-6, Ltd.
CLO subordinated notes, estimated yield 12.22% due January 15, 2038(9)(11)(12)(14)(18)	June 30, 2021	29,600,000	18,578,732	9,176,000

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 6.86% due July 22, 2038(9)(11)(12)(13)(18)(24)	March 20, 2013	18,000,000	10,008,935	4,427,472

Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 9.63% due April 20, 2034(9)(11)(12)(18)	May 15, 2017	7,700,000	5,248,042	1,925,000

CIFC Funding 2014-3, Ltd.
CLO income notes, estimated yield 0.00% due March 31, 2038(9)(11)(12)(18)(22)(25)	January 24, 2017	1,000,000	1,876,764	440,000

Dryden 43 Senior Loan Fund
CLO subordinated notes, estimated yield 0.00% due April 20, 2034(9)(11)(12)(14)(18)	June 1, 2021	47,263,000	20,737,984	7,089,450

Generate CLO 10, Ltd.
CLO subordinated notes, estimated yield 16.98% due January 22, 2038(9)(11)(12)(14)(18)	August 13, 2025	30,000,000	21,625,923	13,500,000

Gulf Stream Meridian 5 Ltd.
CLO subordinated notes, estimated yield 13.63% due October 15, 2039(9)(11)(12)(18)(22)	November 15, 2023	6,625,000	3,481,017	2,327,458

Madison Park Funding XVIII, Ltd.
CLO subordinated notes, estimated yield 0.00% due October 21, 2030(9)(11)(12)(15)(18)(22)(25)	May 22, 2020	12,500,000	735,759	390,000

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 4.50% due January 22, 2037(9)(11)(12)(15)(18)(22)	May 11, 2016	5,422,500	1,680,223	1,218,436

OCP CLO 2024-37, Ltd.
CLO subordinated notes, estimated yield 11.30% due October 15, 2037(9)(11)(12)(14)(18)(22)	September 27, 2024	27,035,000	23,925,355	15,409,950

Octagon Investment Partners 49, Ltd.
CLO subordinated notes, estimated yield 1.16% due April 15, 2037(9)(11)(12)(13)(14)(18)(24)	December 11, 2020	26,375,000	15,556,117	6,238,796

Reese Park CLO, Ltd.
CLO subordinated notes, estimated yield 15.02% due January 15, 2038(9)(11)(12)(18)(22)	August 13, 2025	16,160,000	8,554,961	4,201,600
CLO subordinated M2 fee notes, due January 15, 2038(11)(12)(13)(22)(24)	August 13, 2025	21,008,000	548,044	516,119
(continued on next page)

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited) — (continued)
March 31, 2026

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT/ SHARES		COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 25, 2030(9)(11)(12)(18)(25)	August 1, 2018	$45,500,000		$19,023,511	$4,550

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 17, 2026(9)(11)(12)(18)(22)(25)	January 25, 2013	14,447,790		6,207,075	1,445

Venture XX, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(15)(18)(22)(25)	July 27, 2018	3,000,000		332,779	—

Venture 35 CLO, Limited
CLO subordinated notes, estimated yield 0.00% due October 22, 2031(9)(11)(12)(18)(25)	December 7, 2020	5,000,000		512,144	500

Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 15, 2029(9)(11)(12)(13)(18)(24)(25)	May 3, 2017	10,500,000		5,069,217	1,050
Total Structured Finance				$177,167,658	$72,178,833	58.6%
Total Collateralized Loan Obligation – Equity Investments				$177,167,658	$72,178,833	58.6%

Convertible Notes
Artificial Intelligence
Invisible Technologies, Inc.
unsecured convertible promissory note, 17.00% PIK(3)	February 3, 2026	2,959,453		$3,038,020	$3,038,020
Total Artificial Intelligence				$3,038,020	$3,038,020	2.5%
Total Convertible Notes				$3,038,020	$3,038,020	2.5%

Common Stock
IT Consulting
UniTek Global Services, Inc.
common stock(7)	January 13, 2015	1,244,188		$684,960	$—
Total IT Consulting				$684,960	$—	0.0%

Software
RSA Security, LLC
Class B common stock(7)	January 21, 2026	N/A	(28)	$—	$—
Total Software				$—	$—	0.0%

Telecommunication Services
ConvergeOne Holdings, Inc.
common stock(7)	May 8, 2024	95,775		$1,349,602	$14,366
Total Telecommunication Services				$1,349,602	$14,366	0.0%
Total Common Stock				$2,034,562	$14,366	0.0%

(continued on next page)

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited) — (continued)
March 31, 2026

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	SHARES		COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Simple Agreements for Future Equity (“SAFE”)
Artificial Intelligence
Infinity Constellation Inc.
SAFE Investment(7)(27)	November 25, 2025	N/A		$4,000,000	$4,000,000
Total Artificial Intelligence				$4,000,000	$4,000,000	3.2%
Total SAFE				$4,000,000	$4,000,000	3.2%

Warrants
Healthcare
Careismatic Brands, Inc. (f/k/a New Trojan Parent, Inc.)
common equity warrants (June 13, 2029 expiry, $119.80 strike)(7)	June 13, 2024	62,157		$—	$—
Total Healthcare				$—	$—	0.0%
Total Warrants				$—	$—	0.0%

Preferred Stock
IT Consulting
UniTek Global Services, Inc.
Series B Preferred Stock(7)	June 26, 2019	21,427,212		$9,002,159	$—
Series B Senior Preferred Stock(7)	June 26, 2019	12,080,847		4,535,443	—
Series B Super Senior Preferred Stock(3)(17)(21)	June 26, 2019	8,256,840		2,592,024	5,220,800
Total IT Consulting				$16,129,626	$5,220,800	4.2%

Software
RSA Security, LLC
Class A Preferred Stock(7)	January 21, 2026	N/A	(28)	$104,000	$104,000
Class B Preferred Stock(7)	January 21, 2026	N/A	(28)	—	—
Total Software				$104,000	$104,000	0.1%
Total Preferred Stock				$16,233,626	$5,324,800	4.3%
Total Investments in Securities(8)				$372,980,864	$235,372,463	191.0%

Cash Equivalents
First American Government Obligations Fund – Class Z Shares, 3.54%(19)		40,637,084		$40,637,084	$40,637,084
Total Cash Equivalents				$40,637,084	$40,637,084	33.0%
Total Investments in Securities and Cash Equivalents				$413,617,948	$276,009,547	224.0%

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

(3)      As of March 31, 2026, the portfolio includes approximately $41.3 million of principal amount of debt investments and 8,256,840 shares of preferred stock investments which contain an active payment-in-kind (“PIK”) provision.

(4)      Notes bear interest at variable rates and are subject to an interest rate floor where disclosed. The rate disclosed is as of March 31, 2026.

(5)      Cost value reflects accretion of original issue discount or market discount, or amortization of premium. No income from accretion is recognized on non-accrual investments.

(6)      Cost value reflects repayment of principal.

(7)      Non-income producing as of March 31, 2026.

(continued on next page)

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited) — (continued)
March 31, 2026

(8)      Aggregate gross unrealized appreciation for U.S. federal income tax purposes is $3,060,873; aggregate gross unrealized depreciation for U.S. federal income tax purposes is $150,764,683. Net unrealized depreciation is $147,703,810 based upon an estimated tax cost basis of $383,076,273 as of March 31, 2026.

(9)      Cost reflects accretion of effective yield less any cash distributions received or entitled to be received from collateralized loan obligation (“CLO”) equity investments.

(10)    Totals may not sum due to rounding.

(11)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may include CLO equity side letter related investments within CLO equity subordinated notes line items, and those side letter related investments may represent qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2026, the Company held qualifying assets that represented 74.5% of its total assets.

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

(17)    As of March 31, 2026, this investment was on non-accrual status and no interest or dividend income has been recognized on this investment during the three months ended March 31, 2026. The aggregate fair value of these investments was approximately $8.8 million.

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

(19)    Represents cash equivalents held in a money market fund as of March 31, 2026.

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

(24)    Cost value reflects amortization.

(25)    As of March 31, 2026, the effective yield has been estimated to be 0%. The aggregate projected amount of future recurring distributions and terminal principal payment is less than the amortized investment cost.

(26)    The principal balance outstanding for this investment is indexed to the greater of: (i) the federal funds rate, plus 0.50%; (ii) the prime lending rate; or (iii) the adjusted eurocurrency rate, plus 1.00%. The principal balance outstanding is also subject to a 2.00% annual PIK penalty, as the senior secured notes are past maturity.

(27)    The Company’s SAFE (Simple Agreement for Future Equity) investment in Infinity Constellation Inc. is not debt (no stated interest or maturity) and provides the right to receive equity in the future upon a qualifying equity financing.

(28)    The Company owns 0.27232%, 0.11486% and 0.73433% of the Class B Common stock, Class A preferred stock and Class B preferred stock, respectively, however, the quantity of shares that the Company owns has not yet been determined as of March 31, 2026.

(29)    The principal balance outstanding for this investment, in whole or in part, is indexed to 180-day SOFR.

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS
December 31, 2025

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Senior Secured Notes
Business Services
Access CIG, LLC
first lien senior secured notes, 7.72% (SOFR + 4.00%), (0.50% floor) due August 19, 2030(4)(6)(14)(23)	August 15, 2025	$10,021,032	$10,021,032	$9,645,243

Convergint Technologies, LLC
second lien senior secured notes, 9.22% (SOFR + 5.50%), (0.75% floor) due July 29, 2033(4)(5)(14)(23)	July 23, 2025	10,000,000	9,950,843	10,050,000

Verifone, Inc. (f/k/a Verifone Systems, Inc.)
first lien senior secured notes, 9.35% (SOFR + 5.25%), (0.00% floor) due August 18, 2028(4)(5)(6)(14)(16)	March 28, 2025	13,162,936	12,145,783	12,471,882
Total Business Services			$32,117,658	$32,167,125	22.1%

Food and Beverage
Shearer’s Foods, LLC
first lien senior secured notes, 6.47% (SOFR + 2.75%), (0.00% floor) due February 12, 2031(4)(5)(6)(14)(23)	January 31, 2024	$9,850,687	$9,874,427	$9,837,290
Total Food and Beverage			$9,874,427	$9,837,290	6.8%

Healthcare
HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)
first lien senior secured notes, 10.25% (Prime + 3.50%) cash, 2.00% PIK, (0.00% floor) due January 12, 2026(3)(4)(5)(6)(26)	October 31, 2018	$8,833,722	$8,838,455	$6,360,280

Performance Health Inc.
first lien senior secured notes, 7.62% (SOFR + 3.75%), (0.00% floor) due March 19, 2032(4)(5)(6)(14)(16)	March 24, 2025	9,962,469	9,925,063	9,813,032

Viant Medical Holdings, Inc.
first lien senior secured notes, 7.72% (SOFR + 4.00%), (0.00% floor) due October 29, 2031(4)(5)(6)(23)	October 16, 2024	5,940,000	5,915,373	5,880,600
Total Healthcare			$24,678,891	$22,053,912	15.2%

Industrials
Highline Warren, LLC (f/k/a Highline Aftermarket, LLC)
first lien senior secured notes, 7.32% (SOFR + 3.50%), (0.75% floor) due February 19, 2030(4)(5)(6)(16)	February 13, 2025	$6,940,000	$6,940,314	$6,970,397
Michael Baker International, Inc.
first lien senior secured notes, 7.84% (SOFR + 4.00%), (0.75% floor) due December 1, 2028(4)(5)(6)(14)(16)	May 22, 2024	9,850,500	9,893,738	9,862,813

(continued on next page)

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2025

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Senior Secured Notes – (continued)
Industrials – (continued)
ProMach Inc.
first lien senior secured notes, 6.47% (SOFR + 2.75%), (0.00% floor) due October 16, 2032(4)(5)(6)(23)	October 9, 2025	$3,000,000	$2,992,511	$3,018,750
Total Industrials			$19,826,563	$19,851,960	13.7%

Materials
Veritiv Operating Company
first lien senior secured notes, 7.67% (SOFR + 4.00%), (0.75% floor) due November 30, 2030(4)(5)(6)(14)(16)	December 6, 2024	$8,924,736	$8,920,823	$8,914,562
Total Materials			$8,920,823	$8,914,562	6.1%

Software
Dodge Construction Network LLC (f/k/a Dodge Data & Analytics, LLC)
first lien first out senior secured notes, 10.25% (SOFR + 6.25%), (0.50% floor) due January 31, 2029(4)(5)(6)(14)(16)	November 14, 2024	$2,175,824	$2,150,991	$2,181,264
first lien second out senior secured notes, 8.75% (SOFR + 4.75%), (0.50% floor) due February 28, 2029(4)(5)(6)(14)(16)	November 14, 2024	3,017,281	2,538,618	2,413,825
second lien senior secured notes, 12.07% (SOFR + 8.25%) PIK, (0.50% floor) due March 31, 2029(3)(4)(5)(14)(16)	November 14, 2024	17,015,123	9,211,125	6,806,049

Forta, LLC (f/k/a Help/Systems Holdings, Inc.)
first lien senior secured notes, 9.97% (SOFR + 6.00%), (2.00% floor) due May 21, 2029(4)(5)(14)(16)	November 21, 2025	3,243,343	3,080,091	2,943,334
second lien senior secured notes, 3.97% (SOFR, 2.00% floor) cash, 9.00% PIK due May 21, 2029(3)(4)(5)(14)(16)	November 21, 2025	8,140,000	6,496,312	5,291,000

Magenta Buyer, LLC (f/k/a McAfee Enterprise, LLC)
first lien first out senior secured notes, 10.85% (SOFR + 6.75%), (0.75% floor) due July 27, 2028(4)(5)(16)	August 14, 2024	234,573	215,207	180,621
first lien second out senior secured notes, 11.10% (SOFR + 7.00%) (0.75% floor) due July 27, 2028(4)(5)(16)	August 14, 2024	1,310,350	1,010,783	576,554
first lien third out senior secured notes, 10.35% (SOFR + 6.25%) (0.75% floor) due July 27, 2028(4)(5)(16)	August 14, 2024	10,340,152	3,767,921	2,429,936

RSA Security, LLC
second lien senior secured notes, 11.85% (SOFR + 7.75%), (0.75% floor) due April 27, 2029(4)(5)(16)	April 16, 2021	15,000,000	14,859,002	2,734,500

(continued on next page)

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2025

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Senior Secured Notes – (continued)
Software – (continued)
Smartronix, LLC
first lien senior secured notes, 8.22% (SOFR + 4.50%), (0.00% floor) due February 6, 2032(4)(5)(6)(14)(23)	February 6, 2025	$9,949,937	$9,959,596	$9,850,438

Tungsten Automation Corporation (f/k/a Kofax, Inc.)
first lien senior secured notes, 9.19% (SOFR + 5.25%), (0.50% floor) due July 20, 2029(4)(5)(6)(14)(16)	February 1, 2023	9,756,431	9,287,899	8,341,749
Total Software			$62,577,545	$43,749,270	30.1%

Telecommunication Services
ConvergeOne Holdings, Inc.
first lien senior secured notes, 9.52% (SOFR + 5.75%), (0.00% floor) due June 4, 2030(4)(5)(16)	June 4, 2024	$934,808	$899,579	$373,923

Global Tel Link Corp.
first lien senior secured notes, 11.22% (SOFR + 7.50%), (3.00% floor) due August 6, 2029(4)(5)(6)(14)(23)	July 29, 2024	10,379,729	10,114,431	10,305,099
Total Telecommunication Services			$11,014,010	$10,679,022	7.3%
Total Senior Secured Notes			$169,009,917	$147,253,141	101.3%

Collateralized Loan Obligation – Equity Investments
Structured Finance
Allegro CLO XII, Ltd.
CLO subordinated notes, estimated yield 13.53% due July 21, 2037(9)(11)(12)(18)(22)	August 21, 2024	$3,000,000	$1,861,641	$1,350,000

Ares XLIV CLO Ltd.
CLO subordinated notes, estimated yield 21.10% due April 15, 2034(9)(11)(12)(18)(22)	December 15, 2023	5,000,000	1,333,874	877,005

Atlas Senior Loan Fund XI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 26, 2031(9)(11)(12)(18)(22)(25)	April 5, 2019	5,725,000	1,402,272	14,313

Bain Capital Credit CLO 2017-2, Ltd.
CLO subordinated notes, estimated yield 13.71% due July 25, 2037(9)(11)(12)(18)(22)	January 17, 2024	3,086,500	1,780,067	1,111,140

BlueMountain CLO 2014-2 Ltd.
CLO subordinated notes, estimated yield 0.00% due October 20, 2030(9)(11)(12)(18)(25)	April 3, 2019	6,374,000	365,288	63,740
BlueMountain CLO XXXI Ltd.
CLO subordinated notes, estimated yield 16.75% due April 19, 2034(9)(11)(12)(18)(22)	April 16, 2024	12,075,000	7,092,735	4,226,250

Carlyle Global Market Strategies CLO 2021-6, Ltd.
CLO subordinated notes, estimated yield 13.39% due January 15, 2038(9)(11)(12)(14)(18)	June 30, 2021	29,600,000	18,330,018	12,136,000

(continued on next page)

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2025

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 8.60% due July 22, 2038(9)(11)(12)(13)(18)(24)	October 23, 2013	$18,000,000	$10,594,006	$6,505,322
Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 9.77% due April 20, 2034(9)(11)(12)(18)	May 15, 2017	7,700,000	5,455,615	2,579,500

CIFC Funding 2014-3, Ltd.
CLO income notes, estimated yield 0.00% due March 31, 2038(9)(11)(12)(18)(22)(25)	January 24, 2017	1,000,000	1,906,343	530,000

Dryden 43 Senior Loan Fund
CLO subordinated notes, estimated yield 4.23% due April 20, 2034(9)(11)(12)(14)(18)	June 1, 2021	47,263,000	21,945,691	9,925,230

Generate CLO 10, Ltd.
CLO subordinated notes, estimated yield 18.56% due January 22, 2038(9)(11)(12)(14)(18)	August 13, 2025	30,000,000	21,704,094	17,700,000

Gulf Stream Meridian 5 Ltd.
CLO subordinated notes, estimated yield 15.47% due October 15, 2039(9)(11)(12)(18)(22)	November 15, 2023	6,625,000	3,487,610	2,713,271

Madison Park Funding XVIII, Ltd.
CLO subordinated notes, estimated yield 0.00% due October 21, 2030(9)(11)(12)(15)(18)(22)(25)	May 22, 2020	12,500,000	1,419,879	603,750

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 11.19% due January 22, 2037(9)(11)(12)(18)(22)	May 11, 2016	5,422,500	2,386,298	1,789,425

OCP CLO 2024-37, Ltd.
CLO subordinated notes, estimated yield 13.01% due October 15, 2037(9)(11)(12)(14)(18)(22)	September 27, 2024	27,035,000	24,028,836	18,113,450

Octagon Investment Partners 49, Ltd.
CLO subordinated notes, estimated yield 6.21% due April 15, 2037(9)(11)(12)(13)(14)(18)(24)	December 11, 2020	26,375,000	15,732,561	7,670,797

Reese Park CLO, Ltd.
CLO subordinated notes, estimated yield 17.42% due January 15, 2038(9)(11)(12)(18)(22)	August 13, 2025	16,160,000	8,497,742	6,625,600
CLO subordinated M2 fee notes, due January 15, 2038(11)(12)(13)(22)(24)	August 13, 2025	21,008,000	580,842	552,841

Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 25, 2030(9)(11)(12)(18)(25)	August 1, 2018	45,500,000	19,023,511	4,550

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 17, 2026(9)(11)(12)(18)(22)(25)	January 25, 2013	14,447,790	6,207,075	1,445

(continued on next page)

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2025

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 17, 2028(9)(11)(12)(15)(18)(25)	April 11, 2014	$28,500,000	$18,179,226	$—

Venture XX, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027(9)(11)(12)(15)(18)(22)(25)	July 27, 2018	3,000,000	332,779	—

Venture 35 CLO, Limited
CLO subordinated notes, estimated yield 0.00% due October 22, 2031(9)(11)(12)(18)(25)	December 7, 2020	5,000,000	512,144	12,500

Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 15, 2029(9)(11)(12)(13)(18)(24)(25)	May 3, 2017	10,500,000	5,069,347	6,129
Total Structured Finance			$199,229,494	$95,112,258	65.4%
Total Collateralized Loan Obligation – Equity Investments			$199,229,494	$95,112,258	65.4%

Common Stock
IT Consulting
UniTek Global Services, Inc.
common equity(7)	January 13, 2015	1,244,188	$684,960	$—
Total IT Consulting			$684,960	$—	0.0%

Telecommunication Services
ConvergeOne Holdings, Inc.
common equity(7)	May 8, 2024	95,775	$1,349,602	$359,156
Total Telecommunication Services			$1,349,602	$359,156	0.2%
Total Common Stock			$2,034,562	$359,156	0.2%

Simple Agreements for Future Equity (“SAFE”)
Artificial Intelligence
Infinity Constellation Inc.
SAFE Investment(7)(27)	November 25, 2025	N/A	$4,000,000	$4,000,000
Total Artificial Intelligence			$4,000,000	$4,000,000	2.8%
Total SAFE			$4,000,000	$4,000,000	2.8%

Warrants
Healthcare
Careismatic Brands, Inc. (f/k/a New Trojan Parent, Inc.)
common equity warrants (June 13, 2029 expiry, $119.80 strike)(7)	June 13, 2024	62,157	$—	$—
Total Healthcare			$—	$—	0.0%
Total Warrants			$—	$—	0.0%
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

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments(1)	$4,318,750	$4,826,404
Interest income – debt investments – PIK(1)	786,922	708,351
Income from securitization vehicles and investments	3,224,198	3,956,053
Other income	612,808	670,242
Total investment income from non-affiliated/non-control investments	8,942,678	10,161,050
Total investment income	8,942,678	10,161,050
EXPENSES
Interest expense	2,791,255	1,959,287
Base Fee	990,631	1,058,785
Professional fees	346,627	323,452
Compensation expense	246,930	239,577
General and administrative	312,666	355,259
Excise tax	104,778	120,816
Total expenses before incentive fees	4,792,887	4,057,176
Net Investment Income Incentive Fees	—	—
Total incentive fees	—	—
Total expenses	4,792,887	4,057,176
Net investment income	4,149,791	6,103,874
NET CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) AND REALIZED LOSSES ON INVESTMENT TRANSACTIONS
Net change in unrealized appreciation/(depreciation) on investments:
Non-Affiliate/non-control investments	1,063,853	(1,366,018)
Affiliated investments	—	(700,878)
Total net change in unrealized appreciation/(depreciation) on investments	1,063,853	(2,066,896)
Net realized losses:
Non-affiliated/non-control investments	(30,738,465)	(12,158,495)
Total net realized losses	(30,738,465)	(12,158,495)
Net change in unrealized and realized losses	(29,674,612)	(14,225,391)
Net decrease in net assets resulting from operations	$(25,524,821)	$(8,121,517)
Net increase in net assets resulting from net investment income per common share (Basic and Diluted):	$0.05	$0.09
Net decrease in net assets resulting from operations per common share (Basic and Diluted):	$(0.29)	$(0.12)
Weighted average shares of common stock outstanding (Basic and Diluted):	88,278,112	69,984,752
Distributions per share	$0.105	$0.105

____________

(1)      Change in prior period was made to conform to the current period presentation.

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Decrease in net assets from operations:
Net investment income…	$4,149,791	$6,103,874
Net change in unrealized appreciation/(depreciation) on investments	1,063,853	(2,066,896)
Net realized losses	(30,738,465)	(12,158,495)
Net decrease in net assets resulting from operations	(25,524,821)	(8,121,517)
Distributions to stockholders
Distributions from net investment income	(9,270,181)	(7,349,702)
Tax return of capital distributions	—	—
Total distributions to stockholders	(9,270,181)	(7,349,702)

Capital share transactions:
Issuance of common stock (net of underwriting fees and offering costs of $159,741 and $108,958, respectively)	12,305,801	3,464,649
Reinvestment of distributions	349,441	223,400
Net increase in net assets from capital share transactions	12,655,242	3,688,049
Total decrease in net assets	(22,139,760)	(11,783,170)
Net assets at beginning of period	145,404,802	160,665,480
Net assets at end of period	$123,265,042	$148,882,310

Capital share activity:
Shares issued	7,183,267	1,341,138
Shares issued from reinvestment of distributions	205,105	87,090
Net increase in capital share activity	7,388,372	1,428,228

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(25,524,821)	$(8,121,517)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash (used in)/provided by operating activities:
Accretion of discounts on investments	(994,796)	(870,249)
Accretion of discount on notes payable and deferred debt issuance costs	236,100	152,557
PIK income	(786,922)	(839,332)
Purchases of investments	(21,754,423)	(18,529,963)
Repayments of principal	392,831	8,684,540
Proceeds from the sale of investments	—	9,177,794
Net realized losses on investments	30,738,465	12,158,495
Reductions to CLO equity cost value	3,882,610	1,721,862
Net change in unrealized (appreciation)/depreciation on investments	(1,063,853)	2,066,896
Decrease in interest and distributions receivable	471,029	297,681
Decrease in other assets	41,784	188,228
Decrease in Base Fee and Net Investment Income Incentive Fee payable	(45,427)	(157,180)
Increase in accrued expenses	12,427	58,045
Net cash (used in)/provided by operating activities	(14,394,996)	5,987,857

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid (net of stock issued under distribution reinvestment plan of $349,441 and $223,400, respectively, and distributions payable)	(8,920,740)	(7,126,302)
Proceeds from issuance of common stock	12,465,542	3,573,607
Underwriting fees and offering costs for the issuance of common stock	(159,741)	(108,958)
Net cash provided by/(used in) financing activities	3,385,061	(3,661,653)
Net (decrease)/increase in cash and cash equivalents	(11,009,935)	2,326,204
Cash and cash equivalents, beginning of period	51,934,647	34,926,468
Cash and cash equivalents, end of period	$40,924,712	$37,252,672

NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with distribution reinvestment plan	$349,441	$223,400
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$2,555,156	$1,806,730
Securities sold not settled	$—	$1,589,875
Securities purchased not settled	$—	$9,516,875

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim financial statements of Oxford Square Capital Corp. (“OXSQ” or the “Company”), are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of the results for the interim period included herein. The current period’s results of operations are not necessarily indicative of results that may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”) on March 6, 2026.

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
March 31, 2026
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

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, all of the Company’s investments are based upon Level 3 inputs as of March 31, 2026 and December 31, 2025.

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
March 31, 2026
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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Oxford Square Management or the Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation process of CLO investment vehicles. All information is presented to the Board for its determination of fair value of these investments.

Bilateral Investments (Including Equity)

Bilateral investments (as defined below) for which market quotations are readily available are valued by an independent pricing agent or market maker. If such market quotations are not readily available, under the valuation procedures approved by the Board, upon the recommendation of the Valuation Committee, a third-party valuation firm will prepare valuations for each of the Company’s bilateral investments that, when combined with all other investments in the same portfolio company, have a value as of the previous quarter of greater than or equal to 2.0% of its total assets as of the previous quarter. In addition, in those instances where a third-party valuation is prepared for a portfolio investment which meets the parameters noted above, the frequency of those third-party valuations is based upon the grade assigned to each such security under its credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. Bilateral investments which do not meet the parameters above are not required to have a third-party valuation and, in those instances, a valuation analysis will be prepared by Oxford Square Management. The Company may also value a recently purchased investment at cost, unless such valuation, in the judgement of the Valuation Committee, does not represent fair value. All information is presented to the Board for its determination of fair value of these investments.

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

Payment-In-Kind

The Company has debt and preferred stock investments in its portfolio that contain contractual PIK provisions. PIK interest and preferred stock dividends are computed at their contractual rates and are accrued into income and recorded as interest and dividend income, respectively. The PIK amounts are added to the principal balances on the capitalization dates. Upon capitalization, the PIK portions of the investments are valued at their respective fair values. If the Company believes that PIK is not fully expected to be realized, the PIK investment would be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends would be reversed from the related receivable through interest or dividend

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

income, respectively. PIK investments on non-accrual status are restored to accrual status once it becomes probable that such PIK will be ultimately collectible in cash. For the three months ended March 31, 2026, approximately $787,000 of PIK interest was recognized as interest income. For the three months ended March 31, 2025, approximately $708,000 of PIK interest was recognized as interest income and approximately $131,000 of PIK was recognized as other income. For the three months ended March 31, 2026 and 2025, the Company did not recognize PIK dividend income on its preferred stock investments.

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

The Company also records income on its investments in CLO warehouse facilities based on a stated rate per the underlying note purchase agreement plus accrued interest or, if there is no stated rate, then an estimated rate is calculated using a base case model projecting the timing of the ramp-up of the CLO warehouse facility. For the three months ended March 31, 2026 and 2025, no income was recognized related to CLO warehouse facilities. As of March 31, 2026 and December 31, 2025, the Company did not hold any investments in CLO warehouse facilities.

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

Preferred Stock Dividends

The Company holds preferred stock investments in its portfolio that contain cumulative preferred dividends that accumulate quarterly. The Company will generally record cumulative preferred dividends as investment income when they are received or declared by the portfolio company’s board of directors or upon any voluntary or involuntary liquidation, dissolution or winding up of the portfolio company, and are collectible. As of March 31, 2026, the Company’s preferred equity investments in one of its portfolio companies were on non-accrual status, which had an aggregate fair value of approximately $5.2 million. As of December 31, 2025, the Company’s preferred equity investments in one of its portfolio companies were on non-accrual status, which had an aggregate fair value of approximately $5.0 million. There were no cumulative preferred dividends recorded as dividend income during the three months ended March 31, 2026 and 2025, as the Company deemed them to be uncollectible.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Non-Accrual Investments

Investments are generally placed on non-accrual status when there is reasonable doubt that principal or interest or dividends will be collected in full and the Company will generally cease recognizing interest or dividend income on that investment for financial reporting purposes until all principal and interest or dividends have been brought current through payment or due to restructuring such that the interest or dividend income is deemed to be collectible. The Company generally restores non-accrual investments to accrual status when past due principal and interest or dividend is paid and, in the Company’s judgment, is likely to remain current. As of March 31, 2026, the Company had one debt investment that was on non-accrual status. As of December 31, 2025, the Company did not have any debt investments that were on non-accrual status.

DEFERRED DEBT ISSUANCE COSTS

Deferred debt issuance costs consist of fees and expenses incurred in connection with the closing or amending of credit facilities and debt offerings, and are capitalized at the time of payment. These costs are amortized using the straight line method over the terms of the respective credit facilities and debt securities. The amortized expenses are included in interest expense in the Company’s financial statements. The unamortized deferred debt issuance costs on debt offerings are included on the Company’s statements of assets and liabilities as a direct deduction from the related debt liability, whereas unamortized deferred debt issuance costs associated with credit facilities, if any, are included within other assets. Upon early termination or partial principal pay down of debt, or a credit facility, the unamortized costs related to such debt are accelerated into realized losses on extinguishment of debt on the Company’s statements of operations.

EQUITY OFFERING COSTS

Equity offering costs consist of fees and expenses incurred in connection with the registration and public offer and sale of the Company’s common stock, including legal, audit and printing fees. These costs are deferred at the time of incurrence and are subsequently charged as a reduction to capital when the offering takes place or as shares are issued. Deferred costs are periodically reviewed and expensed if the related registration is no longer active.

SHARE REPURCHASES

From time to time, the Board may authorize a share repurchase program under which shares are purchased in open market transactions. Since the Company is incorporated in Maryland, MGCL requires share repurchases to be accounted for as a share retirement. The cost of repurchased shares is charged against capital on the settlement date.

On October 30, 2025, the Board of Directors authorized a 12-month share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company may repurchase, during the 12-month period commencing on October 30, 2025, up to $25.0 million in the aggregate of the Company’s outstanding common stock in the open market. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program is expected to be in effect until October 30, 2026, unless extended or until the aggregate repurchase amount has been expended. The Share Repurchase Program does not require the Company to repurchase any specific number of shares, and the Company cannot assure stockholders that any shares will be repurchased under the Share Repurchase Program. The Share Repurchase Program may be suspended, extended, modified or discontinued at any time. As of March 31, 2026 and December 31, 2025, no shares were repurchased under the Share Repurchase Program.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

SECURITIES TRANSACTIONS

Securities transactions are recorded on the trade date. Realized gains and losses on investments sold are recorded on the basis of specific identification. An optional redemption (“optionally redeemed”) feature of a CLO allows a majority of the holders of the equity securities issued by the CLO issuer, after the end of a specified non-call period, to cause the redemption of the secured notes issued by the CLO with proceeds paid either through the liquidation of the CLO’s assets or through a refinancing with new debt. The optional redemption is effectively a voluntary prepayment of the secured debt issued by the CLO prior to the stated maturity of such debt. Distributions received on CLO equity investments where the optional redemption feature has been exercised are first applied to the remaining cost basis until it is reduced to zero, after which distributions are recorded as realized gains. In the event a redeemed CLO indenture is discharged, any remaining cost after applying any final cash payment will be recorded as a realized loss.

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

The Company recognizes the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained, assuming examination by tax authorities. Through March 31, 2026, management has analyzed the Company’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions expected to be taken in the Company’s 2025 or 2026 tax returns. The Company identifies its major tax jurisdictions as U.S. Federal and the state of Connecticut. The Company did not have any uncertain tax positions that met the recognition measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company files tax returns with the Internal Revenue Service and the state of Connecticut. Generally, each of the last three tax returns filed remains subject to examination by taxing authorities.

For tax purposes, the cost basis of the portfolio investments as of March 31, 2026 and December 31, 2025, was approximately $383,076,273 and $395,691,951, respectively.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

expenses and their definitions annually. The standard is effective for annual periods beginning after December 15, 2026, with interim periods following in 2027, and early adoption is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its financial statements.

NOTE 4. FAIR VALUE

The Company’s assets measured at fair value by investment type on a recurring basis as of March 31, 2026 were as follows:

Assets ($ in millions)	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$—	$—	$150.8	$150.8
CLO Equity	—	—	72.2	72.2
Equity and Other Investments	—	—	12.4	12.4
Total Investments at fair value	—	—	235.4	235.4
Cash equivalents	40.6	—	—	40.6
Total assets at fair value	$40.6	$—	$235.4	$276.0

The Company’s assets measured at fair value by investment type on a recurring basis as of December 31, 2025 were as follows:

Assets ($ in millions)	Fair Value Measurements at Reporting Date Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior Secured Notes	$—	$—	$147.3	$147.3
CLO Equity	—	—	95.1	95.1
Equity and Other Investments	—	—	9.4	9.4
Total Investments at fair value(1)	—	—	251.7	251.7
Cash equivalents	51.2	—	—	51.2
Total assets at fair value(1)	$51.2	$—	$251.7	$303.0

____________

(1)      Totals may not sum due to rounding.

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2026 and December 31, 2025, respectively. The Company’s Valuation Policy, which was previously approved by the Board of Directors, establishes parameters for the sources and types of valuation analysis, as well

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

NOTE 4. FAIR VALUE (cont.)

as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or Oxford Square Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional analysis will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the tables below are based on fair values for all debt related calculations and CLO equity.

	Quantitative Information about Level 3 Fair Value Measurements				Impact to Fair Value from an Increase in Input(2)
Assets ($ in millions)	Fair Value as of March 31, 2026	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(1)
Senior Secured
Notes	$150.8	Market quotes	NBIB(3)	21.5% – 100.0%/78.6%	NA
CLO Equity	68.7	Market quotes	NBIB(3)	0.0% – 57.0%/21.4%	NA
	1.9	Discounted cash flow(5)	Discount rate(6)	20.3% – 27.0%/23.9%	Decrease
	1.6	Liquidation Net Asset Value(9)	NBIB(3)	0.0% – 22.5%/7.7%	NA
Equity and Other	7.1	Recent transactions	Actual trade/payoff(10)	0.0% – 102.7%/92.3%	NA
Investments	5.2	Enterprise value(7)	Market multiples(8)	9.0x – 10.0x/9.5x	Increase
	0.0	Market quotes	NBIB(3)	$0.15/ncm(4)	NA
Total Fair Value for Level 3 Investments(11)	$235.4

____________

(1)      Weighted averages are calculated based on fair value of investments.

(2)      The impact on the fair value measurement of an increase in each unobservable input is in isolation. The discount rate is the rate used to discount future cash flows in a discounted cash flow calculation. An increase in the discount rate, in isolation, would result in a decrease in the fair value measurement. Market multiples refer to the input (often derived from the value of a comparable company) that is multiplied by the historic and/or expected EBITDA of a company in order to estimate the company’s value. An increase in the market multiples, in isolation, would result in an increase in the fair value measurement.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

NOTE 4. FAIR VALUE (cont.)

internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by Oxford Square Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.

(8)      Market multiples represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.

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

(11)    Totals may not sum due to rounding.

	Quantitative Information about Level 3 Fair Value Measurements				Impact to Fair Value from an Increase in Input(2)
Assets ($ in millions)	Fair Value as of December 31, 2025	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(1)
Senior Secured Notes	$147.3	Market quotes	NBIB(3)	18.2% – 100.6%/78.3%	NA
CLO Equity	91.2	Market quotes	NBIB(3)	0.0% – 67.0%/27.4%	NA
	2.1	Discounted cash flow(5)	Discount rate(6)	14.5% – 25.9%/22.3%	Decrease
	1.8	Liquidation Net Asset Value(9)	NBIB(3)	0.0% – 33.0%/4.8%	NA
Equity and Other Investments	0.4	Market quotes	NBIB(3)	$3.75/ncm(4)	NA
	4.0	Recent Transactions	Actual trade/payoff(10)	100.0%/ncm(4)	NA
	5.0	Enterprise value(7)	Market multiples(8)	8.8x – 9.8x/9.3x	Increase
Total Fair Value for Level 3 Investments	$251.7

____________

(1)      Weighted averages are calculated based on fair value of investments.

(2)      The impact on the fair value measurement of an increase in each unobservable input is in isolation. The discount rate is the rate used to discount future cash flows in a discounted cash flow calculation. An increase in the discount rate, in isolation, would result in a decrease in the fair value measurement. Market multiples refer to the input (often derived from the value of a comparable company) that is multiplied by the historic and/or expected EBITDA of a company in order to estimate the company’s value. An increase in the market multiples, in isolation, would result in an increase in the fair value measurement.

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
March 31, 2026
(Unaudited)

NOTE 4. FAIR VALUE (cont.)

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

(8)      Market multiples represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.

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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2026, and the level of each financial liability within the fair value hierarchy:

($ in millions)	Carrying Value(1)	Fair Value(2)	Level 1	Level 2	Level 3
5.50% Unsecured Notes	$79.6	$76.5	$—	$76.5	$—
7.75% Unsecured Notes	72.3	74.8	—	74.8	—
Total(3)	$151.9	$151.2	$—	$151.2	$—

____________

(1)      Carrying value is net of unamortized deferred debt issuance costs. Unamortized deferred debt issuance costs associated with the 5.50% Unsecured Notes totaled approximately $0.9 million as of March 31, 2026. Unamortized deferred debt issuance costs associated with the 7.75% Unsecured Notes totaled approximately $2.5 million as of March 31, 2026.

(2)      For the 5.50% Unsecured Notes and the 7.75% Unsecured Notes, fair value is based upon the closing price on the last day of the period. The 5.50% Unsecured Notes and the 7.75% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQG”, and “OXSQH”, respectively).

(3)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

NOTE 4. FAIR VALUE (cont.)

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2025 and the level of each financial liability within the fair value hierarchy:

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

A reconciliation of the fair value of investments for the three months ended March 31, 2026, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Equity	Equity and Other Investments	Total(2)
Balance at December 31, 2025	$147.3	$95.1	$9.4	$251.7
Realized losses included in earnings	(12.6)	(18.2)	—	(30.7)
Net unrealized appreciation/(depreciation) included in earnings	2.1	(0.9)	(0.1)	1.1
Accretion of discounts	1.0	—	—	1.0
Purchases	12.9	—	3.0	15.8
Repayments and sales	(0.4)	—	—	(0.4)
Transfers between asset classes	(0.1)	—	0.1	—
Reductions to CLO equity cost value(1)	—	(3.9)	—	(3.9)
PIK income	0.7	—	0.1	0.8
Transfers in and/or (out) of level 3	—	—	—	—
Balance at March 31, 2026(2)	$150.8	$72.2	$12.4	$235.4
Net change in unrealized depreciation on level 3 investments still held as of March 31, 2026	$(10.1)	$(19.1)	$(0.1)	$(29.3)

____________

(1)      Reduction to CLO equity cost value of approximately $3.9 million represented the distributions received, or entitled to be received, on the Company’s investments held in CLO equity subordinated and income notes of approximately $7.1 million, plus the amortization of cost of the Company’s CLO fee notes of approximately $38,000, less the effective yield interest income recognized on the Company’s CLO equity subordinated and income notes of approximately $3.2 million.

(2)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2026
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

(2)      Totals may not sum due to rounding.

The following table shows the fair value of the Company’s portfolio of investments by asset class as of March 31, 2026 and December 31, 2025:

($ in millions)	March 31, 2026		December 31, 2025
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$150.8	64.0%	$147.3	58.5%
CLO Equity	72.2	30.7%	95.1	37.8%
Equity and Other Investments	12.4	5.3%	9.4	3.7%
Total(1)	$235.4	100.0%	$251.7	100.0%

____________

(1)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

NOTE 5. CASH AND CASH EQUIVALENTS

At March 31, 2026 and December 31, 2025, respectively, cash and cash equivalents were as follows:

	March 31, 2026	December 31, 2025
Cash	$287,628	$698,579
Cash Equivalents	40,637,084	51,236,068
Total Cash and Cash Equivalents	$40,924,712	$51,934,647

For further details regarding the composition of cash and cash equivalents refer to “Note 3. Summary of Significant Accounting Policies.”

NOTE 6. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%, immediately after such borrowing. As of March 31, 2026 and December 31, 2025, the Company’s asset coverage for borrowed amounts was 177% and 191%, respectively.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of March 31, 2026 and December 31, 2025. The fair value of the 5.50% Unsecured Notes is based upon the closing price on the last day of the period. The 5.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQG”). The fair value of the 7.75% Unsecured Notes is based upon the closing price on the last day of the period. The 7.75% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQH”).

($ in millions)	As of
	March 31, 2026			December 31, 2025
	Principal Amount	Carrying Value(1)	Fair Value	Principal Amount	Carrying Value(1)	Fair Value
5.50% Unsecured Notes	$80.5	$79.6	$76.5	$80.5	$79.5	$77.8
7.75% Unsecured Notes	74.8	72.3	74.8	74.8	72.1	76.2
Total(2)	$155.3	$151.9	$151.2	$155.3	$151.6	$154.0

____________

(1)      The Carrying Value represents the aggregate principal amount outstanding less the unamortized deferred issuance costs. As of March 31, 2026, the total unamortized deferred issuance costs for the 5.50% Unsecured Notes and 7.75% Unsecured Notes were approximately $0.9 million and $2.5 million, respectively. As of December 31, 2025, the total unamortized deferred issuance costs for the 5.50% Unsecured Notes and 7.75% Unsecured Notes were approximately $1.0 million, and $2.6 million, respectively.

(2)      Totals may not sum due to rounding.

For the three months ended March 31, 2026, the weighted average principal amount of debt outstanding and weighted average annualized effective interest rate was approximately $155.3 million and 7.29%, respectively. For the year ended December 31, 2025, the weighted average principal amount of debt outstanding and weighted average annualized effective interest rate was approximately $138.2 million and 6.69%, respectively.

The weighted average stated interest rate and weighted average maturity on the Company’s borrowings as of March 31, 2026 were 6.58% and 3.3 years, respectively, and as of December 31, 2025 were 6.58% and 3.5 years, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

NOTE 6. BORROWINGS (cont.)

The tables below summarize the components of interest expense for the three months ended March 31, 2026 and March 31, 2025, respectively:

($ in thousands)	Three Months Ended March 31, 2026
	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total
5.50% Unsecured Notes	$1,106.9	$95.1	$1,202.0
7.75% Unsecured Notes	1,448.3	141.0	1,589.3
Total	$2,555.2	$236.1	$2,791.3
($ in thousands)	Three Months Ended March 31, 2025
	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total(1)
6.25% Unsecured Notes	$699.9	$57.5	$757.4
5.50% Unsecured Notes	1,106.9	95.1	1,202.0
Total(1)	$1,806.8	$152.6	$1,959.3

____________

(1)      Totals may not sum due to rounding.

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

The aggregate accrued interest payable on the 5.50% Unsecured Notes as of March 31, 2026 was approximately $0.7 million. As of March 31, 2026 and December 31, 2025 the Company had unamortized deferred debt issuance costs of approximately $0.9 million and $1.0 million, respectively, relating to the 5.50% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 5.50% Unsecured Notes and are included in interest expense in the statements of operations. The cash paid and the effective annualized interest rate for the periods ended March 31, 2026 and March 31, 2025 were approximately $1.1 million and 6.06%, respectively.

Notes Payable — 7.75% Unsecured Notes Due 2030 (the “7.75% Unsecured Notes”)

On August 7, 2025, the Company completed an underwritten public offering of approximately $74.8 million in aggregate principal amount of 7.75% unsecured notes due 2030. The 7.75% Unsecured Notes will mature on July 31, 2030, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after July 31, 2027. The 7.75% Unsecured Notes bear interest at a rate of 7.75% per year payable quarterly on January 31, April 30, July 31, and October 31, of each year. The 7.75% Unsecured Notes are listed on the NASDAQ Global Select Market under the trading symbol “OXSQH.”

The aggregate accrued interest payable on the 7.75% Unsecured Notes as of March 31, 2026 was approximately $1.0 million. As of March 31, 2026 and December 31, 2025 the Company had unamortized deferred debt issuance costs of approximately $2.5 million and $2.6 million, respectively, relating to the 7.75% Unsecured

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

NOTE 6. BORROWINGS (cont.)

Notes. The deferred debt issuance costs are being amortized over the term of the 7.75% Unsecured Notes and are included in interest expense in the statements of operations. The cash paid and the effective annualized interest rate for the period ended March 31, 2026 were approximately $1.4 million and 8.62%, respectively.

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

As described in greater detail under Item 1. Business — Investment Advisory Agreement — Advisory Fee in its Annual Report on Form 10-K for the year ended December 31, 2025, the Company first calculates the Base Fee and any incentive fee under the terms of the Investment Advisory Agreement, then calculates the Base Fee and any incentive fee under the terms of the fee waiver letter unilaterally adopted by Oxford Square Management, effective April 1, 2016 (the “2016 Fee Waiver”), and, finally, adopts the lower of two combined results as the total fees payable to Oxford Square Management.

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
March 31, 2026
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

The following table represents the portion of the total advisory fee ascribed to the Base Fee (pursuant to the 2016 Fee Waiver calculation) for the three months ended March 31, 2026 and 2025, respectively:

($ in millions)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Base Fee	$1.0	$1.1

The Base Fee payable to Oxford Square Management as of March 31, 2026 and December 31, 2025 was approximately $1.0 million and $1.0 million, respectively.

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

•        Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to one-fourth of an annual “hurdle rate.” The annual hurdle rate is determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rates for the 2026 and 2025 calendar years, calculated as of the immediately preceding December 31st, were 8.73% and 9.38% respectively, under the terms of the Investment Advisory Agreement. The Company’s net investment income (to the extent not distributed to stockholders) used to calculate the Net Investment Income Incentive Fee was also included in the amount of gross assets used to calculate the 2% Base Fee.

a.      The operation of the incentive fee with respect to the Company’s Pre-Incentive Fee Net Investment Income for each quarter is as follows:

i.       no incentive fee is payable to Oxford Square Management in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed one fourth of the annual hurdle rate (8.73% for the 2026 calendar year).

ii.      20% of the amount of the Pre-Incentive Fee Net Investment Income, if any, that exceeds one-fourth of the annual hurdle rate (8.73% for the 2026 calendar year) in any calendar quarter is payable to Oxford Square Management (i.e., once the hurdle rate is reached, 20% of all Pre-Incentive Fee Net Investment Income thereafter will be allocated to Oxford Square Management).

Under the terms of the 2016 Fee Waiver, for the purpose of calculating the amount of total advisory fees (if any) to be waived during a particular calendar quarter, the Income Incentive Fee (as a portion of the total calculation) is calculated based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” (as defined above) for the calendar quarter exceeds (y) the “Preferred Return Amount” (as defined below) for the calendar quarter.

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
March 31, 2026
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

The following table represents the portion of the total advisory fee ascribed to Net Investment Income Incentive Fees (pursuant to the 2016 Fee Waiver calculation) for the three months ended March 31, 2026 and 2025, respectively.

($ in millions)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net Investment Income Incentive Fee	$—	$—

There was no Net Investment Income Incentive Fee payable to Oxford Square Management as of March 31, 2026 and December 31, 2025.

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

NOTES TO FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

There were no Capital Gains Incentive Fees based on hypothetical liquidation for the three months ended March 31, 2026 and 2025. There were no accrued Capital Gains Incentive Fees payable to Oxford Square Management as of March 31, 2026 and December 31, 2025.

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

For the three months ended March 31, 2026 and 2025, the Company incurred approximately $247,000 and $240,000, respectively, in compensation expenses for the services of employees allocated to the administrative activities of the Company, pursuant to the Administration Agreement with Oxford Funds. In addition, the Company incurred approximately $15,000 and $14,000 for facility costs allocated under the Administration Agreement for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, approximately $77,000 of accrued compensation expenses was payable under the Administration Agreement. As of December 31, 2025, approximately $26,000 of accrued compensation expenses was payable under the Administration Agreement.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

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

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase/(decrease) in net assets resulting from net investment income and operations per share for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net investment income	$4,149,791	$6,103,874
Weighted average common shares outstanding	88,278,112	69,984,752
Net increase in net assets resulting from net investment income per common share	$0.05	$0.09
Net decrease in net assets resulting from operations	$(25,524,821)	$(8,121,517)
Net decrease in net assets resulting from operations per common share	$(0.29)	$(0.12)

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs to make distributions of taxable income sufficient to relieve it of substantially all federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on such income. The Company will accrue excise tax on estimated excess taxable income, if any, as required. The Company has accrued approximately $524,000 of estimated excise tax payable for estimated excise tax on undistributed taxable income as of March 31, 2026. This amount is included in “Accrued Expenses” on the Statements of Assets and Liabilities.

The Company has adopted an “opt out” distribution reinvestment plan for its common stockholders. As a result, if the Company makes a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of its common stock, unless they specifically “opt out” of the distribution reinvestment plan so as to receive cash distributions. During the three months ended March 31, 2026 and 2025, the Company issued 205,105 and 87,090 shares, respectively, of common stock for approximately $349,000 and $223,000, respectively, to stockholders in connection with the distribution reinvestment plan. For the three months ended March 31, 2026, the Company paid distributions of approximately $9.3 million, or $0.105 per share. For the year ended December 31, 2025, the Company paid distributions of approximately $32.1 million, or $0.42 per share.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2026
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

The tax character of distributions for the three months ended March 31, 2026 and 2025, represented, on an estimated basis, $0.105 per share from ordinary income. For the three months ended March 31, 2026 and 2025, the amounts and sources of distributions reported are only estimates (based on an average of the reported tax character historically) and are not being provided for U.S. federal income tax reporting purposes. The timing and character of distributions for U.S. federal income tax purposes (which are determined in accordance with the U.S. federal tax rules which may differ from GAAP) may be materially different than the historical information the Company used in providing the estimates herein. The ultimate tax character of distributions during 2026 and 2025 is unknown until the Company’s tax returns are filed, and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notices. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

NOTE 10. NET ASSET VALUE PER SHARE

The Company’s net asset value per share as of March 31, 2026, and December 31, 2025, was $1.32 and $1.69, respectively. In determining the Company’s net asset value per share, the Board determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 11. SHARE ISSUANCE AND REPURCHASE PROGRAMS

On August 22, 2023, the Company entered into Amendment No. 1 to the Equity Distribution Agreement dated August 1, 2019 with Ladenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $150.0 million of the Company’s common stock through an At-the-Market (“ATM”) offering. On August 16, 2024, the Company entered into an amended and restated equity distribution agreement (the “Amended and Restated Equity Distribution Agreement”) with Lucid Capital Markets, LLC and Ladenburg Thalmann & Co. Inc., as the sales agents, to add Lucid Capital Markets, LLC as an additional sales agent to the Amended and Restated Equity Distribution Agreement. The Company sold a total of 7,183,267 shares of common stock pursuant to the ATM offering during the three months ended March 31, 2026. The total amount of capital raised net of underwriting fees and offering costs was approximately $12.3 million during the three months ended March 31, 2026. The Company sold a total of 1,341,138 shares of common stock pursuant to the ATM offering during the three months ended March 31, 2025. The total amount of capital raised net of underwriting fees and offering costs was approximately $3.5 million during the three months ended March 31, 2025.

From time to time, the Board may authorize a share repurchase program under which shares are purchased in open market transactions. Since the Company is incorporated in Maryland, MGCL requires share repurchases to be accounted for as a share retirement. The cost of repurchased shares is charged against capital on the settlement date.

On October 30, 2025, the Board of Directors authorized a 12-month Share Repurchase Program. Under the Share Repurchase Program, the Company may repurchase, during the 12-month period commencing on October 30, 2025, up to $25.0 million in the aggregate of the Company’s outstanding common stock in the open market. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program is expected to be in effect

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

NOTE 11. SHARE ISSUANCE AND REPURCHASE PROGRAMS (cont.)

until October 30, 2026, unless extended or until the aggregate repurchase amount has been expended. The Share Repurchase Program does not require the Company to repurchase any specific number of shares, and the Company cannot assure stockholders that any shares will be repurchased under the Share Repurchase Program. The Share Repurchase Program may be suspended, extended, modified or discontinued at any time. During the three months ended March 31, 2026, no shares were repurchased under the Share Repurchase Program.

During the three months ended March 31, 2025, the Company was not authorized to repurchase any shares of outstanding common stock.

NOTE 12. INVESTMENT INCOME

The following table sets forth the components of investment income for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Interest income – debt investments
Stated interest income	$3,317,518	$3,960,281
Original issue discount and market discount income	994,796	870,249
Discount income/(amortization of premium) derived from unscheduled remittances at par	6,436	(4,126)
Total interest income – debt investments(1)	$4,318,750	$4,826,404
Interest income – debt investments – PIK(1)	$786,922	$708,351
Income from securitization vehicles and investments	$3,224,198	$3,956,053
Commitment, amendment and other fee income
Fee letters	$203,583	$145,678
Money market fund income and all other fees(2)	409,225	524,564
Total commitment, amendment and other fee income	$612,808	$670,242
Total investment income	$8,942,678	$10,161,050

____________

(1)      Change in prior period was made to conform to the current period presentation.

(2)      For the three months ended March 31, 2025, the Company earned approximately $131,000 of PIK fees.

The 1940 Act requires that a BDC offer significant managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three months ended March 31, 2026 and 2025, the Company received no fee income for managerial assistance.

NOTE 13. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote. As of March 31, 2026, the Company did not have any commitments to purchase additional debt investments.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

NOTE 14. FINANCIAL HIGHLIGHTS

Financial highlights for the three months ended March 31, 2026 and 2025, respectively, are as follows:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Per Share Data
Net asset value at beginning of period	$1.69	$2.30
Net investment income(1)	0.05	0.09
Net realized and unrealized losses(2)	(0.31)	(0.20)
Net decrease in net asset value from operations	(0.26)	(0.11)
Distributions per share from net investment income	(0.11)	(0.11)
Tax return of capital distributions(3)	—	—
Total distributions	(0.11)	(0.11)
Effect of shares issued	0.00	0.01
Net asset value at end of period	$1.32	$2.09
Per share market value at beginning of period	$1.76	$2.44
Per share market value at end of period	$1.77	$2.61
Total return based on market value(4)	6.87%	11.39%
Total return based on net asset value(5)	(15.68)%	(4.57)%
Shares outstanding at end of period	93,449,336	71,187,166

Ratios/Supplemental Data
Net assets at end of period (000’s)	$123,265	$148,882
Average net assets (000’s)	$131,833	$153,493
Ratio of expenses to average net assets(6)	14.54%	10.57%
Ratio of expenses, excluding interest expense to average net assets(6)	6.07%	5.47%
Ratio of net investment income to average net assets(6)	12.59%	15.91%
Portfolio turnover rate(7)	0.16%	6.26%

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
March 31, 2026
(Unaudited)

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

NOTE 16. SUBSEQUENT EVENTS

The Board declared the following distributions payable to stockholders as shown below:

Date Declared	Record Date	Payable Date	Per Share Distribution Amount Declared
February 26, 2026	April 16, 2026	April 30, 2026	$0.035
February 26, 2026	May 15, 2026	May 29, 2026	$0.035
February 26, 2026	June 16, 2026	June 30, 2026	$0.035
April 27, 2026	July 17, 2026	July 31, 2026	$0.035
April 27, 2026	August 17, 2026	August 31, 2026	$0.035
April 27, 2026	September 16, 2026	September 30, 2026	$0.035

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

•        the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions and cybersecurity attacks; and

•        the risks, uncertainties and other factors we identify in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025, and elsewhere in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Because we are an investment company, the forward-looking statements and projections contained in this quarterly report are excluded from the safe harbor protections provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995).

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

We generally expect to invest between $5 million and $25 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of March 31, 2026, our debt investments

(including convertible notes and excluding non-accrual loans) had stated interest rates of between 6.42% and 17.0% and maturity dates of between 28 and 88 months. In addition, our total portfolio had a weighted average annualized yield on debt investments of approximately 14.74% as of March 31, 2026.

The weighted average annualized yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average annualized yield was computed using the effective interest rates as of March 31, 2026, including accretion of original issue discount (“OID”) and excluding any debt investments on non-accrual status. There can be no assurance that the weighted average annualized yield will remain at its current level.

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

During the three months ended March 31, 2026, U.S. loan market performance weakened versus the prior quarter. U.S. loan prices, as defined by the Morningstar/LSTA US Leveraged Loan Index, decreased from 96.64% of par as of December 31, 2025 to 94.63% of par as of March 31, 2026.

As of March 31, 2026, the Company’s Board of Directors approved the fair value of the Company’s investment portfolio of approximately $235.4 million in good faith in accordance with the Company’s valuation procedures.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) revenues and expenses during the periods reported. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. Actual results could materially differ from those estimates. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025. See “Note 3. Summary of Significant Accounting Policies” to our financial statements for the three months ended March 31, 2026 for more information on our critical accounting policies.

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

We consider the attributes of current market conditions on an on-going basis and have determined that due to the general illiquidity of the market for our investment portfolio, whereby little or no market data exists, substantially all of our fair valued investments are measured based upon Level 3 inputs as of March 31, 2026 and December 31, 2025.

Our Board of Directors determines the value of our investment portfolio each quarter. In connection with that determination, members of Oxford Square Management’s portfolio management team prepare a quarterly analysis of each portfolio investment using the most recent portfolio company financial statements, forecasts and other relevant financial and operational information. We may elect to value a recently purchased investment at cost. We may also engage a third-party valuation firm to provide assistance in valuing certain of our syndicated loans and bilateral investments, including related equity investments, although our Board of Directors ultimately determines the appropriate valuation of each such investment. Changes in fair value, as described above, are recorded in the statements of operations as net change in unrealized appreciation/depreciation.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $235.4 million and $251.7 million as of March 31, 2026, and December 31, 2025, respectively. The decrease in the value of investments during the three month period ended March 31, 2026, was due primarily to net realized losses of approximately $30.7 million, and debt repayments of approximately $0.4 million, which were partially offset by investment acquisitions of approximately $15.8 million and net unrealized appreciation on our investment portfolio of approximately $1.1 million (which incorporates reductions to CLO equity cost value of $3.9 million).

A reconciliation of the investment portfolio for the three months ended March 31, 2026 and the year ended December 31, 2025 follows:

($ in millions)	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Beginning investment portfolio	$251.7	$260.9
Portfolio investments acquired	15.8	92.1
Debt repayments	(0.4)	(47.6)
Sales of securities	—	(10.7)
Reductions to CLO equity cost value(1)	(3.9)	(7.7)
Accretion of discounts on investments	1.0	2.9
PIK income	0.8	3.2
Net change in unrealized appreciation/(depreciation) on investments	1.1	(24.3)
Net realized losses on investments	(30.7)	(16.8)
Ending investment portfolio(2)	$235.4	$251.7

____________

(1)      For the three months ended March 31, 2026, the reductions to CLO equity cost value of approximately $3.9 million represented the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes of approximately $7.1 million, plus the amortization of cost on our CLO fee notes of approximately $38,000, less the effective yield interest income recognized on our CLO equity subordinated and income notes of approximately $3.2 million. For the year ended December 31, 2025, the reductions to CLO equity cost value of approximately $7.7 million represented the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes of approximately $24.1 million, plus the amortization of cost on our CLO fee notes of approximately $57,000, less the effective yield interest income recognized on our CLO equity subordinated and income notes of approximately $16.5 million.

(2)      Totals may not sum due to rounding.

During the three months ended March 31, 2026 we purchased approximately $15.8 million in portfolio investments, which represented $3.0 million of investments in existing portfolio companies and approximately $12.8 million of investments in new portfolio companies. During the year ended December 31, 2025, we purchased approximately $92.1 million in portfolio investments, including additional investments of approximately $30.9 million in existing portfolio companies and approximately $61.2 million in new portfolio companies.

In certain instances, we receive investment proceeds based on the scheduled amortization of the outstanding loan balances and from the sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

For the three months ended March 31, 2026, we did not sell any investments. For the year ended December 31, 2025, we recognized proceeds from the sales of securities of approximately $10.7 million. Also, during the three months ended March 31, 2026 and the year ended December 31, 2025, we had loan principal repayments of approximately $0.4 million and $47.6 million, respectively.

As of March 31, 2026, we had investments in debt securities of, or loans to, 19 portfolio companies, with a fair value of approximately $150.8 million, CLO equity investments of approximately $72.2 million, and equity and other investments of approximately $12.4 million.

As of December 31, 2025, we had investments in debt securities of, or loans to, 19 portfolio companies, with a fair value of approximately $147.3 million, CLO equity investments of approximately $95.1 million, and equity and other investments of approximately $9.4 million.

The following table indicates the quarterly portfolio investment activity for the past five quarters:

Three Months Ended ($ in millions)	Purchases of Investments	Debt Repayments	Sales of Investments	Reductions to CLO Equity Cost Value(1)
March 31, 2026	$15.8	$0.4	$—	$3.9
Total 2026	$15.8	$0.4	$—	$3.9

December 31, 2025	$18.0	$7.4	$—	$2.5
September 30, 2025	58.1	31.3	—	1.7
June 30, 2025	—	0.2	—	1.8
March 31, 2025	16.0	8.7	10.7	1.7
Total	$92.1	$47.6	$10.7	$7.7

____________

(1)      Reductions to CLO equity cost value represent the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes, plus the amortization of cost of our CLO fee notes, less the effective yield interest income recognized on our CLO equity subordinated and income notes.

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2026 and December 31, 2025:

($ in millions)	March 31, 2026		December 31, 2025
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$150.8	64.0%	$147.3	58.5%
CLO Equity	72.2	30.7%	95.1	37.8%
Equity and Other Investments	12.4	5.3%	9.4	3.7%
Total(1)	$235.4	100.0%	$251.7	100.0%

____________

(1)      Totals may not sum due to rounding.

Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2026 and December 31, 2025, we held qualifying assets that represented 74.5% and 68.8%, respectively, of the total assets. No additional non-qualifying assets were acquired during the periods when qualifying assets were less than 70.0% of the total assets.

The following table shows our portfolio of investments by industry at fair value, as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	($ in millions)		($ in millions)
Structured finance(1)	$72.2	30.7%	$95.1	37.7%
Software	39.2	16.6%	43.7	17.4%
Business services	31.1	13.2%	32.2	12.8%
Industrials	22.7	9.6%	19.9	7.9%
Healthcare	19.1	8.1%	22.1	8.8%
Telecommunication services	10.8	4.6%	11.0	4.4%
Aerospace and defense	9.8	4.2%	—	—%
Food and beverage	9.6	4.1%	9.8	3.9%
Materials	8.7	3.7%	8.9	3.5%
Artificial intelligence	7.0	3.0%	4.0	1.6%
IT consulting	5.2	2.2%	5.0	2.0%
Total	$235.4	100.0%	$251.7	100.0%

____________

(1)      Reflects our equity investments in CLOs as of March 31, 2026, and December 31, 2025, respectively.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of March 31, 2026 and December 31, 2025, our portfolio had a weighted average grade of 2.2 and 2.2, respectively, based upon the fair value of the debt investments in the portfolio. Equity and convertible securities and investments in CLOs are not graded.

As of March 31, 2026 and December 31, 2025, our debt investment portfolio was graded as follows:

($ in millions)		March 31, 2026
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	142.0	74.0%	130.6	86.7%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	40.9	21.4%	16.6	11.0%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	8.8	4.6%	3.5	2.3%
	Total(1)	$191.8	100.0%	$150.8	100.0%

____________

(1)      Totals may not sum due to rounding.

($ in millions)		December 31, 2025
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	129.1	68.7%	123.2	83.7%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	58.9	31.3%	24.1	16.3%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status	—	—%	—	—%
	Total	$188.0	100.0%	$147.3	100.0%

A portion of our investments are, and we expect will continue to be, in the grades 3, 4 or 5 categories from time to time, and, as such, we are required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 3, 4 or 5 may fluctuate from period to period.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended March 31, 2026 to the three months ended March 31, 2025.

Investment Income

Investment income for the three months ended March 31, 2026 and March 31, 2025 was approximately $8.9 million and $10.2 million, respectively. The following tables set forth the components of investment income for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Interest income – debt investments
Stated interest income	$3,317,518	$3,960,281
Original issue discount and market discount income	994,796	870,249
Discount income/(amortization of premium) derived from unscheduled remittances at par	6,436	(4,126)
Total interest income – debt investments(1)	$4,318,750	$4,826,404
Interest income – debt investments – PIK(1)	$786,922	$708,351
Income from securitization vehicles and investments	$3,224,198	$3,956,053
Commitment, amendment and other fee income
Fee letters	$203,583	$145,678
Money market fund income and all other fees(2)	409,225	524,564
Total commitment, amendment and other fee income	$612,808	$670,242
Total investment income	$8,942,678	$10,161,050

____________

(1)      Change in prior period was made to conform to the current period presentation.

(2)      For the three months ended March 31, 2025, the Company earned approximately $131,000 of PIK fees.

The decrease in total investment income for the three months ended March 31, 2026 was primarily due to a decrease in interest income and income from securitization vehicles and investments for the three months ended March 31, 2026.

The total principal value of income producing debt investments (including convertible notes and excluding non-accrual loans) as of March 31, 2026 and March 31, 2025 was approximately $185.9 million and $182.5 million, respectively. As of March 31, 2026, our debt investments had a range of stated interest rates of 6.42% and 17.0% and maturity dates of between 28 and 88 months compared to a range of stated interest rates of 7.07% and 12.87% and maturity dates of between 0 and 83 months as of March 31, 2025. In addition, our total debt portfolio had a weighted average yield on income accruing debt investments of approximately 14.74% as of March 31, 2026, compared to approximately 14.31% as of March 31, 2025. As of March 31, 2026, one debt investment was on non-accrual status with a fair value of approximately $3.5 million and had a total principal value of approximately $8.8 million. As of March 31, 2025, we had no debt investments on non-accrual status.

Income from securitization vehicles for the three months ended March 31, 2026 and March 31, 2025, was approximately $3.2 million and $4.0 million, respectively. The total principal outstanding on our investments in CLOs (excluding fee notes) as of March 31, 2026 and March 31, 2025, was approximately $341.4 million and $336.2 million, respectively. The weighted average yield on CLO equity investments as of March 31, 2026 and March 31, 2025, was approximately 7.3% and 9.0%, respectively.

Operating Expenses

Total expenses for the three months ended March 31, 2026, were approximately $4.8 million, compared to approximately $4.1 million for the three months ended March 31, 2025. That increase in expenses was primarily due to an increase in interest expense. These amounts consisted of base management fees, interest expense, professional fees, compensation expense, general and administrative expenses, excise tax, and incentive fees.

The base management fee for the three months ended March 31, 2026 was approximately $1.0 million compared with $1.1 million for the three months ended March 31, 2025. That decrease for the three months ended March 31, 2026 was due largely to a decrease in the weighted average gross assets.

There was no net investment income incentive fee for the three months ended March 31, 2026 and 2025.

Interest expense for the three months ended March 31, 2026, was approximately $2.8 million, which primarily relates to our 5.50% unsecured notes due 2028 (the “5.50% Unsecured Notes”) and 7.75% unsecured notes due 2030 (the “7.75% Unsecured Notes”). Interest expense for the three months ended March 31, 2025, was approximately $2.0 million, which primarily relates to our 5.50% Unsecured Notes and 6.25% unsecured notes due 2026 (the “6.25% Unsecured Notes”).

Professional fees, consisting of legal, consulting, valuation, audit and tax services, were approximately $347,000 for the three months ended March 31, 2026, compared to approximately $323,000 for the three months ended March 31, 2025. That increase for the three months ended March 31, 2026 was primarily due to higher legal fees, partially offset by lower consulting fees.

Compensation expense was approximately $247,000 for the three months ended March 31, 2026, compared to approximately $240,000 for the three months ended March 31, 2025. Compensation expense reflects the allocation of compensation expenses for the services of our Chief Financial Officer, accounting personnel, and other administrative support staff.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, market data services, facilities costs and other expenses, was approximately $313,000 for the three months ended March 31, 2026, compared to approximately $355,000 for the three months ended March 31, 2025. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Excise tax was approximately $105,000 for the three months ended March 31, 2026, compared to approximately $121,000 for the three months ended March 31, 2025.

Incentive Fees

There was no net investment income incentive fee (“Net Investment Income Incentive Fee”) recorded for the three months ended March 31, 2026 and 2025. The Net Investment Income Incentive Fee is calculated and payable quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter exceeds (y) the “Preferred Return Amount” for the calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the Base Fee, expenses payable under the Administration Agreement with Oxford Funds, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Refer to “Note 7. Related Party Transactions” in the notes to our financial statements.

The expense attributable to the capital gains incentive fee (the “Capital Gains Incentive Fee”), as reported under GAAP, is calculated as if the Company’s entire portfolio had been liquidated at period end, and therefore is calculated on the basis of net realized and unrealized gains and losses at the end of each period. That expense (or the reversal of such an expense) related to that hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the three months ended March 31, 2026 and 2025, no accrual was required as a result of the impact of accumulated net unrealized depreciation and net realized losses on our portfolio.

The amount of the Capital Gains Incentive Fee which will actually be payable is determined in accordance with the terms of the Investment Advisory Agreement and is calculated as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). The terms of the Investment Advisory Agreement state that the Capital Gains Incentive Fee calculation is based on net realized gains, if any, offset by gross unrealized depreciation for the calendar year. No effect is given to gross unrealized appreciation in this calculation. For the three months ended March 31, 2026 and 2025, such an accrual was not required under the terms of the Investment Advisory Agreement.

Realized and Unrealized Gains/Losses on Investments

For the three months ended March 31, 2026, we recognized net realized losses of approximately $30.7 million, which were primarily attributable to a restructuring of a senior secured loan and an extinguishment of a CLO equity position.

For the three months ended March 31, 2026, our net change in unrealized appreciation was approximately $1.1 million, composed of $1.0 million in gross unrealized appreciation, $30.2 million in gross unrealized depreciation and approximately $30.3 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $3.9 million resulting from reductions to the cost value of our CLO equity investments representing the difference between distributions received, or entitled to be received, on our investments held in CLO equity subordinated notes and fee notes, of approximately $7.1 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $3.2 million. The most significant components of the net change in unrealized appreciation during the three months ended March 31, 2026, were as follows (in millions):

Portfolio Company	Changes in Unrealized Appreciation/ (Depreciation)
Telos CLO 2014-5, Ltd.	$18.2
RSA Security, LLC	11.7
Generate CLO 10, Ltd.	(4.1)
Carlyle Global Market Strategies CLO 2021-6, Ltd.	(3.2)
HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)	(2.7)
Net all other	(18.8)
Total	$1.1

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

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the three months ended March 31, 2026 and March 31, 2025 was approximately $4.1 million and $6.1 million, respectively.

For the three months ended March 31, 2026, the net increase in net assets resulting from net investment income per common share was $0.05 (basic and diluted), compared to the net increase in net assets resulting from net investment income per share of $0.09 (basic and diluted) for the three months ended March 31, 2025. The per share decrease was primarily due to a decrease in investment income, an increase in expenses, and an increase in weighted average shares of common stock outstanding.

Net Decrease Net Assets Resulting from Operations

Net decrease in net assets resulting from operations for the three months ended March 31, 2026 was approximately $25.5 million compared with a net decrease in net assets resulting from operations of approximately $8.1 million for the three months ended March 31, 2025.

For the three months ended March 31, 2026, the net decrease in net assets resulting from operations per common share was $0.29 (basic and diluted), compared to a net decrease in net assets resulting from operations per share of $0.12 (basic and diluted) for the three months ended March 31, 2025.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2026, cash and cash equivalents were approximately $40.9 million as compared to approximately $51.9 million as of December 31, 2025. For the three months ended March 31, 2026, net cash used in operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $14.4 million, largely reflecting cash purchases of investments of approximately $21.8 million and net change in unrealized appreciation of approximately $1.1 million (which incorporates reductions to CLO equity cost value of $3.9 million), partially offset by repayments of principal of approximately $0.4 million and net realized losses of approximately $30.7 million. For the three months ended March 31, 2026, net cash provided by financing activities was approximately $3.4 million, reflecting net proceeds from the issuance of common stock in connection with our at-the-market (“ATM”) program of approximately $12.3 million, partially offset by the payment of distributions of approximately $8.9 million.

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2026, is as follows:

	Payments Due by Period
Contractual obligations (in millions)	Principal Amount	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
5.50% Unsecured Notes	$80.5	$—	$80.5	$—	$—
7.75% Unsecured Notes	74.8	—	—	74.8	—
	$155.3	$—	$80.5	$74.8	$—

Refer to “Note 6. Borrowings” in the notes to our financial statements.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into a variety of undertakings containing a variety of warranties and indemnifications that may expose us to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote. As of March 31, 2026, we did not have any commitments to purchase additional investments.

Share Issuance and Repurchase Programs

On August 22, 2023, we entered into Amendment No. 1 to the Equity Distribution Agreement dated August 1, 2019 with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $150.0 million of our common stock through an ATM offering. On August 16, 2024, we entered into an amended and restated equity distribution agreement (the “Amended and Restated Equity Distribution Agreement”) with Lucid Capital Markets, LLC and Ladenburg Thalmann & Co. Inc., as the sales agents, to add Lucid Capital Markets, LLC as an additional sales agent to the Amended and Restated Equity Distribution Agreement. We issued a total of 7,183,267 shares of common stock pursuant to the ATM offering during the three months ended March 31, 2026. The total amount of capital raised net of underwriting fees and offering costs was approximately $12.3 million during the three months ended March 31, 2026.

On October 30, 2025, the Board of Directors authorized a 12-month share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company may repurchase, during the 12-month period commencing on October 30, 2025, up to $25.0 million in the aggregate of the Company’s outstanding common stock in the open market. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program is expected to be in effect until October 30, 2026, unless extended or until the aggregate repurchase amount has been expended. The Share Repurchase Program does not require the Company to repurchase any specific number of shares, and the Company cannot assure stockholders that any shares will be repurchased under the Share Repurchase Program. The Share Repurchase Program may be suspended, extended, modified or discontinued at any time. During the three months ended March 31, 2026, no shares were repurchased under the Share Repurchase Program.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, as of March 31, 2026, we were only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 150%, immediately after such borrowing. As of March 31, 2026 and December 31, 2025, our asset coverage for borrowed amounts was approximately 177% and 191%, respectively.

The weighted average stated interest rate and weighted average maturity on all of the Company’s debt outstanding as of March 31, 2026, were 6.58% and 3.3 years, respectively, and as of December 31, 2025, were 6.58% and 3.5 years, respectively.

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

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is taxable ordinary income or capital gains. The final determination of the nature of our distributions can only be made upon the filing of our tax return. We have until October 15, 2027, to file our federal income tax return for the year ended December 31, 2026.

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

The following table reflects the cash distributions, including distributions reinvested, if any, per share that our Board has declared on our common stock since the beginning of 2025:

Date Declared	Record Date	Payment Date	Total Distributions		GAAP Net Investment Income			Distributions in Excess of/ (Less than) GAAP Net Investment Income(1)
Fiscal 2026(1)
April 27, 2026	September 16, 2026	September 30, 2026	$0.035		$	N/A		$—
April 27, 2026	August 17, 2026	August 31, 2026	0.035			N/A		—
April 27, 2026	July 17, 2026	July 31, 2026	0.035			N/A		—
Total (Third Quarter 2026)			0.105			—	(3)	—

February 26, 2026	June 16, 2026	June 30, 2026	0.035			N/A		—
February 26, 2026	May 15, 2026	May 29, 2026	0.035			N/A		—
February 26, 2026	April 16, 2026	April 30, 2026	0.035			N/A		—
Total (Second Quarter 2026)			0.105			—	(3)	—

October 30, 2025	March 17, 2026	March 31, 2026	0.035			N/A		—
October 30, 2025	February 13, 2026	February 27, 2026	0.035			N/A		—
October 30, 2025	January 16, 2026	January 30, 2026	0.035			N/A		—
Total (First Quarter 2026)			0.105			0.05		0.06

Fiscal 2025(1)
July 30, 2025	December 17, 2025	December 31, 2025	$0.035		$	N/A		$—
July 30, 2025	November 14, 2025	November 28, 2025	0.035			N/A		—
July 30, 2025	October 17, 2025	October 31, 2025	0.035			N/A		—
Total (Fourth Quarter 2025)			0.105			0.07		0.04

April 22, 2025	September 16, 2025	September 30, 2025	0.035			N/A		—
April 22, 2025	August 15, 2025	August 29, 2025	0.035			N/A		—
April 22, 2025	July 17, 2025	July 31, 2025	0.035			N/A		—
Total (Third Quarter 2025)			0.105			0.07		0.04

February 27, 2025	June 16, 2025	June 30, 2025	0.035			N/A		—
February 27, 2025	May 16, 2025	May 30, 2025	0.035			N/A		—
February 27, 2025	April 16, 2025	April 30, 2025	0.035			N/A		—
Total (Second Quarter 2025)			0.105			0.08		0.03

October 31, 2024	March 17, 2025	March 31, 2025	0.035			N/A		—
October 31, 2024	February 14, 2025	February 28, 2025	0.035			N/A		—
October 31, 2024	January 17, 2025	January 31, 2025	0.035			N/A		—
Total (First Quarter 2025)			0.105			0.09		0.02
Total (2025)			$0.420	(1)		$0.30	(2)	$0.12

____________

(1)      The tax characterization of cash distributions for the year ending December 31, 2026 and year ended December 31, 2025 will not be known until the tax return for such years are finalized. For the year ending December 31, 2026 and year ended December 31, 2025, the amounts and sources of distributions reported are only estimates and are not being provided for U.S. tax reporting purposes. The final determination of the source of all distributions in 2026 and 2025 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon our investment performance and may be subject to change based on tax regulations.

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

•        Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that invests primarily in equity and junior debt tranches of CLO vehicles, and its investment adviser, Oxford Lane Management, LLC “Oxford Lane Management”). Oxford Funds provides Oxford Lane Capital Corp. with office facilities and administrative services pursuant to an administration agreement and also serves as the managing member of Oxford Lane Management. In addition, Bruce L. Rubin serves as the Chief Financial Officer, Treasurer and Corporate Secretary of Oxford Lane Capital Corp. and Chief Financial Officer and Treasurer of Oxford Lane Management, and Mr. Cummins serves as the Chief Compliance Officer of Oxford Lane Capital Corp. and Oxford Lane Management.

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

As a result, certain conflicts of interest may arise with respect to the management of our portfolio by Messrs. Cohen and Rosenthal on the one hand, and the obligations of Messrs. Cohen and Rosenthal to manage Oxford Lane Capital Corp., Oxford Park Income Fund, Inc., and the Oxford Gate Funds, respectively, on the other hand.

Oxford Square Management, Oxford Lane Management, Oxford Park Management and Oxford Gate Management are subject to a written policy with respect to the allocation of investment opportunities among the Company, Oxford Lane Capital Corp., Oxford Park Income Fund, Inc., and the Oxford Gate Funds. Where investments are suitable for more than one entity, the allocation policy generally provides that, depending on size and subject to current and anticipated cash availability, the absolute size of the investment as well as its relative size compared to the total assets of each entity, current and anticipated weighted average costs of capital, among other factors, an investment amount will be determined by the adviser to each entity.

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

RECENT DEVELOPMENTS

The Board declared the following distributions payable to stockholders as shown below:

Date Declared	Record Date	Payable Date	Per Share Distribution Amount Declared
February 26, 2026	April 16, 2026	April 30, 2026	$0.035
February 26, 2026	May 15, 2026	May 29, 2026	$0.035
February 26, 2026	June 16, 2026	June 30, 2026	$0.035
April 27, 2026	July 17, 2026	July 31, 2026	$0.035
April 27, 2026	August 17, 2026	August 31, 2026	$0.035
April 27, 2026	September 16, 2026	September 30, 2026	$0.035

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2026, all but one of our variable rate investments were income producing. The variable rates are generally based upon the five-year U.S. Department of Treasury note, the Prime rate, or SOFR, and generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain interest rate floors.

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

Based on our Statements of Assets and Liabilities as of March 31, 2026, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates for our settled investments (considering interest rate floors for floating rate instruments), excluding CLO equity investments. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2026. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2026, and are only adjusted for assumed changes in the underlying base interest rates. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

Hypothetical Change in Base Rates	Estimated Percentage Change in Investment Income
Up 300 basis points	14.3%
Up 200 basis points	9.6%
Up 100 basis points	4.8%
Down 100 basis points	(4.7)%
Down 200 basis points	(9.2)%
Down 300 basis points	(13.6)%

ITEM 4.    CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2026 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes known to us during the three months ended March 31, 2026, to the risk factors discussed in “Item 1A. — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Equity Securities

While we did not engage in unregistered sales of equity securities during the three months ended March 31, 2026, we issued 205,105 shares of common stock under our distribution reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value for the shares of common stock issued under the distribution reinvestment plan during the three months ended March 31, 2026 was approximately $349,000.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2026, no common stock was repurchased by the Company.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

ITEM 6.    EXHIBITS.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to Exhibit a. to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed December 3, 2007).
3.3	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed March 20, 2018).
3.4	Articles of Amendment (Incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed March 20, 2018).
3.5	Fourth Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.5 to the Registrant’s report on Form 10-K filed on March 7, 2022).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.**

____________

*        Filed herewith

**      Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXFORD SQUARE CAPITAL CORP.
Date: May 1, 2026	By:	/s/ Jonathan H. Cohen
Jonathan H. Cohen Chief Executive Officer (Principal Executive Officer)
Date: May 1, 2026	By:	/s/ Bruce L. Rubin
Bruce L. Rubin Chief Financial Officer (Principal Accounting Officer)