Form 10-Q
period 2026-09-30
Oxford Square Capital Corp.
filed 2026-11-04
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2026
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of November 2, 2026, was 121,267,697.

OXFORD SQUARE CAPITAL CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Non-affiliated/non-control investments (cost: $380,691,717 and $390,403,599, respectively)	$255,081,298	$251,731,345
Controlled affiliate investment (cost: $5,000,000 and $0, respectively)	5,000,000	—
Cash equivalents (cost: $42,822,297 and $51,236,068)	42,822,297	51,236,068
Cash	689,210	698,579
Interest and distributions receivable	2,327,310	2,002,161
Other assets	1,157,126	1,070,958
Total assets	$307,077,241	$306,739,111
LIABILITIES
Notes payable – 5.50% Unsecured Notes, net of deferred issuance costs of $707,710 and $996,075, respectively	79,792,290	79,503,925
Notes payable – 7.75% Unsecured Notes, net of deferred issuance costs of $2,193,859 and $2,621,662, respectively	72,556,141	72,128,338
Securities purchased, not settled	5,834,523	5,944,969
Accrued interest payable	1,703,438	1,703,438
Base Fee and Net Investment Income Incentive Fee payable to affiliate	1,029,470	1,036,058
Accrued expenses	782,346	1,017,581
Total liabilities	161,698,208	161,334,309
COMMITMENTS AND CONTINGENCIES (Note 13)
NET ASSETS
Common stock, $0.01 par value, 300,000,000 shares authorized; 120,048,538 and 86,060,964 shares issued and outstanding, respectively	1,200,485	860,610
Capital in excess of par value	574,172,265	523,040,484
Total distributable earnings/(accumulated losses)	(429,993,717)	(378,496,292)
Total net assets	145,379,033	145,404,802
Total liabilities and net assets	$307,077,241	$306,739,111
Net asset value per common share	$1.21	$1.69

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2026

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Senior Secured Notes
United States
Aerospace and Defense
Vantor, Inc.
first lien senior secured notes, 8.32% (SOFR + 4.25%), (0.00% floor) due March 3, 2033(4)(5)(6)(14)(16)	February 27, 2026	$9,975,000	$9,831,688	$9,999,938
Total Aerospace and Defense			$9,831,688	$9,999,938	6.9%

Business Services
Access CIG, LLC
first lien senior secured notes, 7.82% (SOFR + 4.00%), (0.50% floor) due August 19, 2030(4)(6)(14)(16)	August 15, 2025	$9,945,497	$9,945,497	$9,137,425

Convergint Technologies, LLC
first lien senior secured notes, 6.90% (SOFR+ 3.00%), (0.00% floor) due July 9, 2032(4)(6)(14)(23)	July 31, 2026	9,974,874	9,974,874	9,974,874

Verifone, Inc. (f/k/a Verifone Systems, Inc.)
first lien senior secured notes, 9.58% (SOFR + 5.50%), (0.00% floor) due August 18, 2028(4)(5)(6)(14)(16)	March 28, 2025	13,063,718	12,346,321	12,671,806
Total Business Services			$32,266,692	$31,784,105	21.9%

Food and Beverage
Shearer’s Foods, LLC
first lien senior secured notes, 6.65% (SOFR + 2.75%), (0.00% floor) due February 12, 2031(4)(5)(6)(14)(23)	January 31, 2024	$9,776,435	$9,797,100	$9,644,062
Total Food and Beverage			$9,797,100	$9,644,062	6.6%

Healthcare
HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)
first lien senior secured notes, 5.49% (SOFR + 1.50%, 1.00% floor) cash, 4.00% PIK due June 2, 2031 (3)(4)(5)(6)(16)	June 1, 2026	$2,469,524	$2,353,628	$2,302,831

Performance Health Inc.
first lien senior secured notes, 7.82% (SOFR + 3.75%), (0.00% floor) due March 19, 2032(4)(5)(6)(14)(16)	March 24, 2025	9,887,375	9,853,710	9,739,064

Viant Medical Holdings, Inc.
first lien senior secured notes, 7.90% (SOFR + 4.00%), (0.00% floor) due October 29, 2031(4)(5)(6)(14)(23)	October 16, 2024	8,255,098	8,192,369	8,089,996
Total Healthcare			$20,399,707	$20,131,891	13.8%

(continued on next page)

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited) — (continued)
September 30, 2026

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Senior Secured Notes – (continued)
United States – (continued)
Industrials
Highline Warren, LLC (f/k/a Highline Aftermarket, LLC)
first lien senior secured notes, 7.23% (SOFR + 3.50%), (0.75% floor) due February 19, 2030(4)(5)(6)(16)	February 13, 2025	$6,887,424	$6,887,269	$6,904,643

Michael Baker International, Inc.
first lien senior secured notes, 7.82% (SOFR + 4.00%), (0.75% floor) due December 1, 2028(4)(5)(6)(14)(16)	May 22, 2024	9,775,875	9,809,110	9,763,655

ProMach Inc.
first lien senior secured notes, 6.40% (SOFR + 2.50%), (0.00% floor) due October 15, 2032(4)(5)(6)(23)	October 9, 2025	5,955,075	5,948,774	5,962,519
Total Industrials			$22,645,153	$22,630,817	15.6%

Materials
Veritiv Operating Company
first lien senior secured notes, 8.07% (SOFR + 4.00%), (0.00% floor) due November 30, 2030(4)(5)(6)(14)(16)	December 6, 2024	$9,854,409	$9,844,309	$9,775,574
Total Materials			$9,844,309	$9,775,574	6.7%

Software
Dodge Construction Network LLC (f/k/a Dodge Data & Analytics, LLC)
first lien first out senior secured notes, 10.12% (SOFR + 6.25%), (0.50% floor) due January 31, 2029 (4)(5)(6)(14)(16)	November 14, 2024	$2,038,826	$2,021,005	$2,049,020
first lien second out senior secured notes, 8.62% (SOFR + 4.75%), (0.50% floor) due February 28, 2029(4)(5)(6)(14)(16)	November 14, 2024	2,994,364	2,613,499	2,545,209
second lien senior secured notes, 12.47% (SOFR + 8.25%) PIK, (0.50% floor) due March 31, 2029 (3)(4)(5)(14)(16)	November 14, 2024	18,624,842	11,826,756	9,312,421

Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)
first lien senior secured notes, 9.86% (SOFR + 6.00%), (2.00% floor) due May 21, 2029(4)(5)(16)	November 21, 2025	3,219,018	3,088,445	2,414,264
second lien senior secured notes, 3.86% (SOFR, 2.00% floor) cash, 9.00% PIK due May 21, 2029(3)(4)(5)(16)	November 21, 2025	8,718,937	7,351,396	3,923,522

(continued on next page)

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited) — (continued)
September 30, 2026

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Senior Secured Notes – (continued)
United States – (continued)
Software – (continued)
Magenta Buyer, LLC (f/k/a McAfee Enterprise, LLC)
first lien first out senior secured notes, 10.83% (SOFR + 6.75%), (0.75% floor) due July 27, 2028(4)(5)(16)	August 14, 2024	234,573	220,178	139,571
first lien second out senior secured notes, 11.08% (SOFR + 7.00%) (0.75% floor) due July 27, 2028 (4)(5)(16)	August 14, 2024	$1,310,350	$1,081,034	$398,844
first lien third out senior secured notes, 10.33% (SOFR + 6.25%) (0.75% floor) due July 27, 2028(4)(5)(16)	August 14, 2024	10,340,152	4,921,876	1,313,199

RSA Security, LLC
first lien second out senior secured notes, 9.32% (SOFR + 5.50%), (0.00% floor) due December 31, 2030(4)(5)(16)	January 21, 2026	1,800,000	1,001,910	810,000
first lien third out senior secured notes, 8.00% cash, 4.00% PIK, due December 31, 2030(3)(5)	January 21, 2026	3,675,783	1,445,614	1,132,619

Smartronix, LLC
first lien senior secured notes, 8.40% (SOFR + 4.50%), (0.00% floor) due February 6, 2032(4)(5)(6)(14)(23)	February 6, 2025	9,874,749	9,882,661	9,578,507

Tungsten Automation Corporation (f/k/a Kofax, Inc.)
first lien senior secured notes, 9.17% (SOFR + 5.25%), (0.50% floor) due July 20, 2029(4)(5)(6)(16)	February 1, 2023	9,680,995	9,303,149	5,239,839
Total Software			$54,757,523	$38,857,015	26.7%

Telecommunication Services
ConvergeOne Holdings, Inc.
first lien senior secured notes, 9.59% (SOFR + 5.75%), (0.00% floor) due June 4, 2030(4)(5)(16)	June 4, 2024	$934,808	$904,137	$215,006

Global Tel Link Corp.
first lien senior secured notes, 11.40% (SOFR + 7.50%), (3.00% floor) due August 6, 2029(4)(5)(6)(14)(23)	July 29, 2024	10,206,814	9,991,119	10,334,399
Total Telecommunication Services			$10,895,256	$10,549,405	7.3%
Total United States			$170,437,428	$153,372,807	105.5%
Total Senior Secured Notes			$170,437,428	$153,372,807	105.5%

Collateralized Loan Obligation – Equity Investments
United States
Structured Finance
Allegro CLO XII, Ltd.
CLO subordinated notes, estimated yield 10.25% due July 21, 2037 (9)(11)(12)(18)(22)	August 21, 2024	$3,000,000	$1,759,887	$1,050,000

(continued on next page)

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited) — (continued)
September 30, 2026

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Collateralized Loan Obligation – Equity Investments – (continued)
United States – (continued)
Structured Finance – (continued)
Ares XLIV CLO Ltd.
CLO subordinated notes, estimated yield 11.72% due April 15, 2034 (9)(11)(12)(18)(22)	December 15, 2023	5,000,000	1,293,772	456,012

Atlas Senior Loan Fund XI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 26, 2031 (9)(11)(12)(18)(22)(25)	April 5, 2019	$5,725,000	$1,402,272	$573

Bain Capital Credit CLO 2017-2, Ltd.
CLO subordinated notes, estimated yield 4.88% due July 25, 2037 (9)(11)(12)(18)(22)	January 17, 2024	3,086,500	1,652,893	771,625

BlueMountain CLO 2014-2 Ltd.
CLO subordinated notes, estimated yield 0.00% due October 20, 2030 (9)(11)(12)(18)(25)	April 3, 2019	6,374,000	365,288	637

BlueMountain CLO XXXI Ltd.
CLO subordinated notes, estimated yield 3.24% due April 19, 2034(9)(11)(12)(18)(22)	April 16, 2024	12,075,000	6,276,945	2,475,375

Carlyle Global Market Strategies CLO 2021-6, Ltd.
CLO subordinated notes, estimated yield 7.38% due January 15, 2038 (9)(11)(12)(14)(18)	June 30, 2021	29,600,000	18,899,404	8,288,000

CBAMR 2017-1, Ltd.
CLO subordinated notes, estimated yield 24.38% due January 20, 2038 (9)(11)(12)(18)(22)	May 7, 2026	6,500,000	1,658,726	1,527,500

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 4.09% due July 22, 2038 (9)(11)(12)(18)	March 20, 2013	18,000,000	9,859,134	2,970,000
CLO subordinated fee notes, due July 22, 2038(13)(24)	March 20, 2013	25,000,000	73,158	870,989

Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 8.45% due April 20, 2034(9)(11)(12)(18)	May 15, 2017	7,700,000	4,935,194	1,771,000

CIFC Funding 2014-3, Ltd.
CLO income notes, estimated yield 0.00% due March 31, 2038 (9)(11)(12)(18)(22)(25)	January 24, 2017	1,000,000	1,832,360	410,000

CIFC Funding 2021-II, Ltd.
CLO income notes, estimated yield 21.22% due January 15, 2039 (9)(11)(12)(18)(22)	September 30, 2026	6,411,750	2,526,094	2,524,947

Dryden 43 Senior Loan Fund
CLO subordinated notes, estimated yield 0.00% due April 20, 2034(9)(11)(12)(18)(25)	June 1, 2021	47,263,000	18,791,063	5,907,875

Dryden 109 CLO, Ltd.
CLO subordinated notes, estimated yield 24.02% due April 15, 2038 (9)(11)(12)(18)(22)	May 5, 2026	21,400,000	8,359,392	6,623,357

(continued on next page)

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited) — (continued)
September 30, 2026

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Collateralized Loan Obligation – Equity Investments – (continued)
United States – (continued)
Structured Finance – (continued)
Generate CLO 10, Ltd.
CLO subordinated notes, estimated yield 12.91% due January 22, 2038 (9)(11)(12)(14)(18)	August 13, 2025	$30,000,000	$21,322,963	$15,600,000

Gulf Stream Meridian 5 Ltd.
CLO subordinated notes, estimated yield 12.76% due October 15, 2039 (9)(11)(12)(18)(22)	November 15, 2023	6,625,000	3,513,170	2,202,070

Madison Park Funding XVIII, Ltd.
CLO subordinated notes, estimated yield 0.00% due October 21, 2030 (9)(11)(12)(15)(18)(22)(25)	May 22, 2020	12,500,000	612,925	132,500

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 0.00% due January 22, 2037 (9)(11)(12)(15)(18)(22)(25)	May 11, 2016	5,422,500	1,023,189	481,518

OCP CLO 2024-37, Ltd.
CLO subordinated notes, estimated yield 9.49% due October 15, 2037 (9)(11)(12)(14)(18)(22)	September 27, 2024	27,035,000	23,745,807	14,869,250

Octagon Investment Partners 49, Ltd.
CLO subordinated notes, estimated yield 3.04% due April 15, 2037 (9)(11)(12)(18)	December 11, 2020	26,375,000	14,798,009	4,661,166
CLO subordinated fee notes, due April 15, 2037(13)(24)	December 11, 2020	28,875,000	119,371	301,722

Park Blue CLO 2022-II, Ltd.
CLO subordinated notes, estimated yield 23.45% due July 20, 2039 (9)(11)(12)(18)(22)	May 5, 2026	6,551,577	3,508,137	2,882,694

Reese Park CLO, Ltd.
CLO subordinated notes, estimated yield 7.16% due January 15, 2038 (9)(11)(12)(18)(22)	August 13, 2025	16,160,000	8,286,781	3,151,200
CLO subordinated M2 fee notes, due January 15, 2038(11)(12)(13)(22)(24)	August 13, 2025	21,008,000	487,899	426,808

Rockford Tower CLO 2025-3, Ltd.
CLO subordinated notes, estimated yield 27.35% due March 31, 2038 (9)(11)(12)(18)(22)	May 11, 2026	10,500,000	6,134,038	5,670,000
CLO subordinated fee notes, due March 31, 2038(13)(22)(24)	May 11, 2026	10,500,000	365,135	332,148

Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 25, 2030 (9)(11)(12)(18)(25)	August 1, 2018	45,500,000	19,023,511	4,550

Venture XX, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027 (9)(11)(12)(15)(18)(22)(25)	July 27, 2018	3,000,000	332,779	—

Venture 35 CLO, Limited
CLO subordinated notes, estimated yield 0.00% due October 22, 2031 (9)(11)(12)(18)(25)	December 7, 2020	5,000,000	512,142	500
Total Structured Finance			$183,471,438	$86,364,016	59.4%
Total United States			$183,471,438	$86,364,016	59.4%
Total Collateralized Loan Obligation – Equity Investments			$183,471,438	$86,364,016	59.4%

(continued on next page)

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited) — (continued)
September 30, 2026

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Equity and Other Investments
United States
Convertible Notes
Artificial Intelligence
Invisible Technologies, Inc.
unsecured convertible promissory note, 17.00% PIK(3) due February 3, 2031	February 3, 2026	$2,959,453	$3,290,263	$3,290,263
Total Artificial Intelligence			$3,290,263	$3,290,263	2.3%
Total Convertible Notes			$3,290,263	$3,290,263	2.3%

Common Stock
Healthcare
HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)
common stock(7)	June 1, 2026	30,610	$1,224,400	$1,224,400
Total Healthcare			$1,224,400	$1,224,400	0.8%

IT Consulting
UniTek Global Services, Inc.
common stock(7)	January 13, 2015	1,244,188	$684,960	$—
Total IT Consulting			$684,960	$—	0.0%

Software
RSA Security, LLC
common stock(7)	January 21, 2026	27,251	$—	$—
Total Software			$—	$—	0.0%

Telecommunication Services
ConvergeOne Holdings, Inc.
common stock(7)	May 8, 2024	95,775	$1,349,602	$12,451
Total Telecommunication Services			$1,349,602	$12,451	0.0%
Total Common Stock			$3,258,962	$1,236,851	0.9%

Simple Agreements for Future Equity (“SAFE”)
Artificial Intelligence
Infinity Constellation Inc.
SAFE Investment(7)(21)	November 25, 2025	N/A	$4,000,000	$4,000,000
Total Artificial Intelligence			$4,000,000	$4,000,000	2.8%
Total SAFE			$4,000,000	$4,000,000	2.8%

Warrants
Healthcare
Careismatic Brands, Inc. (f/k/a New Trojan Parent, Inc.)
common equity warrants (June 2029 expiry, $119.80 strike)(7)	June 13, 2024	62,157	$—	$—
Total Healthcare			$—	$—	0.0%
Total Warrants			$—	$—	0.0%

Preferred Stock
Artificial Intelligence
Modern Intelligence, Inc.
Series A-1 Preferred Stock(7)(26)	August 31, 2026	20,635,575	$5,000,000	$5,000,000
Total Artificial Intelligence			$5,000,000	$5,000,000	3.4%

(continued on next page)

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited) — (continued)
September 30, 2026

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Equity and Other Investments – (continued)
United States – (continued)
Preferred Stock – (continued)
IT Consulting
UniTek Global Services, Inc.
Series B Preferred Stock(7)(17)	June 26, 2019	21,427,212	$9,002,159	$—
Series B Senior Preferred Stock(7)(17)	June 26, 2019	12,080,847	4,535,443	—
Series B Super Senior Preferred Stock, 20.00% PIK(3)(17)	June 26, 2019	9,103,166	2,592,024	6,817,361
Total IT Consulting			$16,129,626	$6,817,361	4.7%

Software
RSA Security, LLC
Class A Preferred Stock(7)	January 21, 2026	187,219	$104,000	$—
Class B Preferred Stock(7)	January 21, 2026	561,656	—	—
Total Software			$104,000	$—	0.0%
Total Preferred Stock			$21,233,626	$11,817,361	8.1%
Total United States			$31,782,851	$20,344,475	14.0%
Total Equity and Other Investments			$31,782,851	$20,344,475	14.0%

Total Investments in Securities(8)			$385,691,717	$260,081,298	179.0%

Cash Equivalents
First American Government Obligations Fund – Class Z Shares, 3.72%(19)		42,822,297	$42,822,297	$42,822,297
Total Cash Equivalents			$42,822,297	$42,822,297	29.5%
Total Investments in Securities and Cash Equivalents			$428,514,014	$302,903,595	208.5%

____________

(1)      The Company generally acquires its investments, with the exception of cash equivalents, in transactions not subject to registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to restrictions as “restricted securities” (within the meaning of the Securities Act). Unless otherwise noted, all securities were acquired in transactions not subject to registration under the Securities Act.

(2)      Fair value is determined in good faith by the Board of Directors of the Company.

(3)      As of September 30, 2026, the portfolio includes approximately $36.4 million of principal amount of debt investments and 9,103,166 shares of preferred stock investments which contain an active payment-in-kind (“PIK”) provision.

(4)      Notes bear interest at variable rates and are subject to an interest rate floor where disclosed. The rate disclosed is as of September 30, 2026.

(5)      Cost value reflects accretion of original issue discount or market discount, or amortization of premium.

(6)      Cost value reflects repayment of principal.

(7)      Non-income producing as of September 30, 2026.

(8)      Aggregate gross unrealized appreciation for U.S. federal income tax purposes is $13,136,144; aggregate gross unrealized depreciation for U.S. federal income tax purposes is $152,702,087. Net unrealized depreciation is $139,565,943 based upon an estimated tax cost basis of $399,647,241 as of September 30, 2026.

(9)      Cost reflects accretion of effective yield less any cash distributions received or entitled to be received from collateralized loan obligation (“CLO”) equity investments.

(10)    Totals may not sum due to rounding.

(11)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may include CLO equity side letter related investments within CLO equity subordinated notes line items, and those side letter related investments may represent qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2026, the Company held qualifying assets that represented 71.7% of its total assets.

(continued on next page)

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS (Unaudited) — (continued)
September 30, 2026

(12)    Investment may not be domiciled in the United States, however, the principal country of risk where this investment primarily has exposure is the United States, due to its underlying collateral portfolio.

(13)    Investment represents the Company’s interest in subordinated fee notes. Fair value represents discounted cash flows associated with fees earned from CLO equity investments.

(14)    Aggregate investments represent greater than 5% of net assets.

(15)    The CLO equity investment was optionally redeemed. Expected value of residual distributions, once received, is anticipated to be recognized as return of capital, pending any remaining amortized cost, and/or realized gain for any amounts received in excess of such amortized cost.

(16)    The interest rate on the principal balance outstanding for this debt investment, in whole or in part, is indexed to 90-day SOFR.

(17)    As of September 30, 2026, this investment was on non-accrual status and no interest or dividend income has been recognized on this investment during the nine months ended September 30, 2026. The aggregate fair value of these investments was approximately $6.8 million.

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

(19)    Represents cash equivalents held in a money market fund as of September 30, 2026. Additionally, the yield presented is as of September 30, 2026.

(20)    The fair value of the investment was determined using significant unobservable inputs, with the exception of cash equivalents. See “Note 4. Fair Value.”

(21)    The Company’s SAFE (Simple Agreement for Future Equity) investment in Infinity Constellation Inc. is not debt (no stated interest or maturity) and provides the right to receive equity in the future upon a qualifying equity financing.

(22)    The investment is co-invested with the Company’s affiliates. See “Note 7. Related Party Transactions.”

(23)    The interest rate on the principal balance outstanding for this investment, in whole or in part, is indexed to 30-day SOFR.

(24)    Cost value reflects amortization.

(25)    As of September 30, 2026, the effective yield has been estimated to be 0%. The aggregate projected amount of future recurring distributions and terminal principal payment is less than the amortized investment cost.

(26)    As defined in the Investment Company Act, the Company is deemed to be both an “Affiliated Person” of this portfolio company and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the nine months ended September 30, 2026 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are as follows:

Name of Issuer	Title of Issue	Amount of Interest or Dividends Credited to Income(a)	Fair Value as of December 31, 2025	Gross Additions(b)	Gross Reductions(c)	Net change in Unrealized Appreciation/ (Depreciation)	Fair Value as of September 30, 2026
Control Investment:
Modern Intelligence, Inc.	Series A-1 Preferred Stock	$—	$—	$5,000,000	$—	$—	$5,000,000
Total Control Investment		$—	$—	$5,000,000	$—	$—	$5,000,000

____________

(a)      Represents the total amount of interest or distributions credited to income for the portion of the period an investment was a Control investment.

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

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS
December 31, 2025

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Senior Secured Notes
Business Services
Access CIG, LLC
first lien senior secured notes, 7.72% (SOFR + 4.00%), (0.50% floor) due August 19, 2030(4)(6)(14)(23)	August 15, 2025	$10,021,032	$10,021,032	$9,645,243

Convergint Technologies, LLC
second lien senior secured notes, 9.22% (SOFR + 5.50%), (0.75% floor) due July 29, 2033(4)(5)(14)(23)	July 23, 2025	10,000,000	9,950,843	10,050,000

Verifone, Inc. (f/k/a Verifone Systems, Inc.)
first lien senior secured notes, 9.35% (SOFR + 5.25%), (0.00% floor) due August 18, 2028(4)(5)(6)(14)(16)	March 28, 2025	13,162,936	12,145,783	12,471,882
Total Business Services			$32,117,658	$32,167,125	22.1%

Food and Beverage
Shearer’s Foods, LLC
first lien senior secured notes, 6.47% (SOFR + 2.75%), (0.00% floor) due February 12, 2031(4)(5)(6)(14)(23)	January 31, 2024	$9,850,687	$9,874,427	$9,837,290
Total Food and Beverage			$9,874,427	$9,837,290	6.8%

Healthcare
HealthChannels, Inc. (f/k/a ScribeAmerica, LLC)
first lien senior secured notes, 10.25% (Prime + 3.50%) cash, 2.00% PIK, (0.00% floor) due January 12, 2026 (3)(4)(5)(6)(26)	October 31, 2018	$8,833,722	$8,838,455	$6,360,280

Performance Health Inc.
first lien senior secured notes, 7.62% (SOFR + 3.75%), (0.00% floor) due March 19, 2032(4)(5)(6)(14)(16)	March 24, 2025	9,962,469	9,925,063	9,813,032

Viant Medical Holdings, Inc.
first lien senior secured notes, 7.72% (SOFR + 4.00%), (0.00% floor) due October 29, 2031(4)(5)(6)(23)	October 16, 2024	5,940,000	5,915,373	5,880,600
Total Healthcare			$24,678,891	$22,053,912	15.2%

Industrials
Highline Warren, LLC (f/k/a Highline Aftermarket, LLC)
first lien senior secured notes, 7.32% (SOFR + 3.50%), (0.75% floor) due February 19, 2030(4)(5)(6)(16)	February 13, 2025	$6,940,000	$6,940,314	$6,970,397

Michael Baker International, Inc.
first lien senior secured notes, 7.84% (SOFR + 4.00%), (0.75% floor) due December 1, 2028(4)(5)(6)(14)(16)	May 22, 2024	9,850,500	9,893,738	9,862,813

ProMach Inc.
first lien senior secured notes, 6.47% (SOFR + 2.75%), (0.00% floor) due October 16, 2032(4)(5)(6)(23)	October 9, 2025	3,000,000	2,992,511	3,018,750
Total Industrials			$19,826,563	$19,851,960	13.7%

(continued on next page)

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2025

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Senior Secured Notes – (continued)
Materials
Veritiv Operating Company
first lien senior secured notes, 7.67% (SOFR + 4.00%), (0.75% floor) due November 30, 2030(4)(5)(6)(14)(16)	December 6, 2024	$8,924,736	$8,920,823	$8,914,562
Total Materials			$8,920,823	$8,914,562	6.1%

Software
Dodge Construction Network LLC (f/k/a Dodge Data & Analytics, LLC)
first lien first out senior secured notes, 10.25% (SOFR + 6.25%), (0.50% floor) due January 31, 2029 (4)(5)(6)(14)(16)	November 14, 2024	$2,175,824	$2,150,991	$2,181,264
first lien second out senior secured notes, 8.75% (SOFR + 4.75%), (0.50% floor) due February 28, 2029(4)(5)(6)(14)(16)	November 14, 2024	3,017,281	2,538,618	2,413,825
second lien senior secured notes, 12.07% (SOFR + 8.25%) PIK, (0.50% floor) due March 31, 2029 (3)(4)(5)(14)(16)	November 14, 2024	17,015,123	9,211,125	6,806,049

Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)
first lien senior secured notes, 9.97% (SOFR + 6.00%), (2.00% floor) due May 21, 2029(4)(5)(14)(16)	November 21, 2025	3,243,343	3,080,091	2,943,334
second lien senior secured notes, 3.97% (SOFR, 2.00% floor) cash, 9.00% PIK due May 21, 2029(3)(4)(5)(14)(16)	November 21, 2025	8,140,000	6,496,312	5,291,000

Magenta Buyer, LLC (f/k/a McAfee Enterprise, LLC)
first lien first out senior secured notes, 10.85% (SOFR + 6.75%), (0.75% floor) due July 27, 2028(4)(5)(16)	August 14, 2024	234,573	215,207	180,621
first lien second out senior secured notes, 11.10% (SOFR + 7.00%) (0.75% floor) due July 27, 2028 (4)(5)(16)	August 14, 2024	1,310,350	1,010,783	576,554
first lien third out senior secured notes, 10.35% (SOFR + 6.25%) (0.75% floor) due July 27, 2028 (4)(5)(16)	August 14, 2024	10,340,152	3,767,921	2,429,936

RSA Security, LLC
second lien senior secured notes, 11.85% (SOFR + 7.75%), (0.75% floor) due April 27, 2029(4)(5)(16)	April 16, 2021	15,000,000	14,859,002	2,734,500

Smartronix, LLC
first lien senior secured notes, 8.22% (SOFR + 4.50%), (0.00% floor) due February 6, 2032(4)(5)(6)(14)(23)	February 6, 2025	9,949,937	9,959,596	9,850,438

Tungsten Automation Corporation (f/k/a Kofax, Inc.)
first lien senior secured notes, 9.19% (SOFR + 5.25%), (0.50% floor) due July 20, 2029(4)(5)(6)(14)(16)	February 1, 2023	9,756,431	9,287,899	8,341,749
Total Software			$62,577,545	$43,749,270	30.1%

(continued on next page)

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2025

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Senior Secured Notes – (continued)
Telecommunication Services
ConvergeOne Holdings, Inc.
first lien senior secured notes, 9.52% (SOFR + 5.75%), (0.00% floor) due June 4, 2030(4)(5)(16)	June 4, 2024	$934,808	$899,579	$373,923

Global Tel Link Corp.
first lien senior secured notes, 11.22% (SOFR + 7.50%), (3.00% floor) due August 6, 2029 (4)(5)(6)(14)(23)	July 29, 2024	10,379,729	10,114,431	10,305,099
Total Telecommunication Services			$11,014,010	$10,679,022	7.3%
Total Senior Secured Notes			$169,009,917	$147,253,141	101.3%

Collateralized Loan Obligation – Equity Investments
Structured Finance
Allegro CLO XII, Ltd.
CLO subordinated notes, estimated yield 13.53% due July 21, 2037 (9)(11)(12)(18)(22)	August 21, 2024	$3,000,000	$1,861,641	$1,350,000

Ares XLIV CLO Ltd.
CLO subordinated notes, estimated yield 21.10% due April 15, 2034 (9)(11)(12)(18)(22)	December 15, 2023	5,000,000	1,333,874	877,005

Atlas Senior Loan Fund XI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 26, 2031 (9)(11)(12)(18)(22)(25)	April 5, 2019	5,725,000	1,402,272	14,313

Bain Capital Credit CLO 2017-2, Ltd.
CLO subordinated notes, estimated yield 13.71% due July 25, 2037 (9)(11)(12)(18)(22)	January 17, 2024	3,086,500	1,780,067	1,111,140

BlueMountain CLO 2014-2 Ltd.
CLO subordinated notes, estimated yield 0.00% due October 20, 2030(9)(11)(12)(18)(25)	April 3, 2019	6,374,000	365,288	63,740

BlueMountain CLO XXXI Ltd.
CLO subordinated notes, estimated yield 16.75% due April 19, 2034 (9)(11)(12)(18)(22)	April 16, 2024	12,075,000	7,092,735	4,226,250

Carlyle Global Market Strategies CLO 2021-6, Ltd.
CLO subordinated notes, estimated yield 13.39% due January 15, 2038(9)(11)(12)(14)(18)	June 30, 2021	29,600,000	18,330,018	12,136,000

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 8.60% due July 22, 2038 (9)(11)(12)(13)(18)(24)	March 20, 2013	18,000,000	10,594,006	6,505,322

Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 9.77% due April 20, 2034 (9)(11)(12)(18)	May 15, 2017	7,700,000	5,455,615	2,579,500

CIFC Funding 2014-3, Ltd.
CLO income notes, estimated yield 0.00% due March 31, 2038 (9)(11)(12)(18)(22)(25)	January 24, 2017	1,000,000	1,906,343	530,000

Dryden 43 Senior Loan Fund
CLO subordinated notes, estimated yield 4.23% due April 20, 2034 (9)(11)(12)(14)(18)	June 1, 2021	47,263,000	21,945,691	9,925,230

(continued on next page)

The accompanying notes are an integral part of these financial statements.

OXFORD SQUARE CAPITAL CORP.

SCHEDULE OF INVESTMENTS — (continued)
December 31, 2025

COMPANY/INVESTMENT(1)(20)	ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS(10)
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Generate CLO 10, Ltd.
CLO subordinated notes, estimated yield 18.56% due January 22, 2038(9)(11)(12)(14)(18)	August 13, 2025	$30,000,000	$21,704,094	$17,700,000

Gulf Stream Meridian 5 Ltd.
CLO subordinated notes, estimated yield 15.47% due October 15, 2039(9)(11)(12)(18)(22)	November 15, 2023	6,625,000	3,487,610	2,713,271

Madison Park Funding XVIII, Ltd.
CLO subordinated notes, estimated yield 0.00% due October 21, 2030 (9)(11)(12)(15)(18)(22)(25)	May 22, 2020	12,500,000	1,419,879	603,750

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 11.19% due January 22, 2037(9)(11)(12)(18)(22)	May 11, 2016	5,422,500	2,386,298	1,789,425

OCP CLO 2024-37, Ltd.
CLO subordinated notes, estimated yield 13.01% due October 15, 2037(9)(11)(12)(14)(18)(22)	September 27, 2024	27,035,000	24,028,836	18,113,450

Octagon Investment Partners 49, Ltd.
CLO subordinated notes, estimated yield 6.21% due April 15, 2037 (9)(11)(12)(13)(14)(18)(24)	December 11, 2020	26,375,000	15,732,561	7,670,797

Reese Park CLO, Ltd.
CLO subordinated notes, estimated yield 17.42% due January 15, 2038(9)(11)(12)(18)(22)	August 13, 2025	16,160,000	8,497,742	6,625,600
CLO subordinated M2 fee notes, due January 15, 2038(11)(12)(13)(22)(24)	August 13, 2025	21,008,000	580,842	552,841

Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 25, 2030(9)(11)(12)(18)(25)	August 1, 2018	45,500,000	19,023,511	4,550

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 17, 2026 (9)(11)(12)(18)(22)(25)	January 25, 2013	14,447,790	6,207,075	1,445

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 17, 2028 (9)(11)(12)(15)(18)(25)	April 11, 2014	28,500,000	18,179,226	—

Venture XX, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2027 (9)(11)(12)(15)(18)(22)(25)	July 27, 2018	3,000,000	332,779	—

Venture 35 CLO, Limited
CLO subordinated notes, estimated yield 0.00% due October 22, 2031 (9)(11)(12)(18)(25)	December 7, 2020	5,000,000	512,144	12,500

Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 0.00% due July 15, 2029 (9)(11)(12)(13)(18)(24)(25)	May 3, 2017	10,500,000	5,069,347	6,129
Total Structured Finance			$199,229,494	$95,112,258	65.4%
Total Collateralized Loan Obligation – Equity Investments			$199,229,494	$95,112,258	65.4%

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

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments(1)	$4,688,883	$4,456,544	$13,543,422	$13,511,141
Interest income – debt investments – payment-in-kind (“PIK”)(1)	944,668	705,534	2,628,190	2,271,142
Income from securitization vehicles and investments	3,623,609	4,298,003	10,356,553	12,109,128
Other income	649,471	779,852	1,723,237	2,031,753
Total investment income from non-affiliated/non-control investments	9,906,631	10,239,933	28,251,402	29,923,164
Total investment income	9,906,631	10,239,933	28,251,402	29,923,164
EXPENSES
Interest expense	2,796,502	2,559,400	8,381,637	6,447,732
Base Fee	1,029,470	1,053,566	2,981,744	3,148,663
Professional fees	364,954	351,582	1,153,068	1,119,285
Compensation expense	297,901	254,096	776,994	721,969
General and administrative	504,166	357,769	1,175,575	1,073,155
Excise tax	—	104,778	(419,110)	250,179
Total expenses before incentive fees	4,992,993	4,681,191	14,049,908	12,760,983
Net Investment Income Incentive Fees	—	—	—	—
Total incentive fees	—	—	—	—
Total expenses	4,992,993	4,681,191	14,049,908	12,760,983
Net investment income	4,913,638	5,558,742	14,201,494	17,162,181
NET CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) AND NET REALIZED LOSSES ON INVESTMENT TRANSACTIONS
Net change in unrealized appreciation/(depreciation) on investments:
Non-affiliated/non-control investments	7,926,223	(7,497,769)	13,061,835	(8,311,530)
Total net change in unrealized appreciation/(depreciation) on investments	7,926,223	(7,497,769)	13,061,835	(8,311,530)
Net realized losses:
Non-affiliated/non-control investments	(11,275,801)	(32,797)	(47,230,540)	(14,512,854)
Extinguishment of debt	—	(120,339)	—	(166,118)
Total net realized losses	(11,275,801)	(153,136)	(47,230,540)	(14,678,972)
Net change in unrealized and realized losses	(3,349,578)	(7,650,905)	(34,168,705)	(22,990,502)
Net increase/(decrease) in net assets resulting from operations	$1,564,060	$(2,092,163)	$(19,967,211)	$(5,828,321)
Net increase in net assets resulting from net investment income per common share (Basic and Diluted):	$0.04	$0.07	$0.14	$0.23
Net increase/(decrease) in net assets resulting from operations per common share (Basic and Diluted):	$0.01	$(0.03)	$(0.20)	$(0.08)
Weighted average shares of common stock outstanding (Basic and Diluted):	111,280,920	79,362,161	99,695,097	74,231,017
Distributions per share	$0.105	$0.105	$0.315	$0.315

____________

(1)      Change in prior period was made to conform to the current period presentation.

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Increase/(decrease) in net assets from operations:
Net investment income	$4,913,638	$5,558,742	$14,201,494	$17,162,181
Net change in unrealized appreciation/(depreciation) on investments	7,926,223	(7,497,769)	13,061,835	(8,311,530)
Net realized losses	(11,275,801)	(153,136)	(47,230,540)	(14,678,972)
Net increase/(decrease) in net assets resulting from operations	1,564,060	(2,092,163)	(19,967,211)	(5,828,321)
Distributions to stockholders
Distributions from net investment income	(11,747,480)	(8,339,091)	(31,530,214)	(23,397,217)
Tax return of capital distributions	—	—	—	—
Total distributions to stockholders	(11,747,480)	(8,339,091)	(31,530,214)	(23,397,217)

Capital share transactions:
Issuance of common stock (net of offering costs and underwriting fees of $268,787, $155,516, $764,435, and $463,237, respectively)	19,384,679	11,815,490	49,479,790	26,905,347
Reinvestment of distributions	1,149,829	148,194	1,991,866	609,857
Net increase in net assets from capital share transactions	20,534,508	11,963,684	51,471,656	27,515,204
Total increase/(decrease) in net assets	10,351,088	1,532,430	(25,769)	(1,710,334)
Net assets at beginning of period	135,027,945	157,422,716	145,404,802	160,665,480
Net assets at end of period	$145,379,033	$158,955,146	$145,379,033	$158,955,146
Capital share activity:
Shares issued	14,077,235	5,363,530	32,515,131	11,648,174
Shares issued from reinvestment of distributions	913,061	69,140	1,472,443	262,296
Net increase in capital share activity	14,990,296	5,432,670	33,987,574	11,910,470

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(19,967,211)	$(5,828,321)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Accretion of discounts on investments	(3,260,047)	(2,032,425)
Accretion of discount on notes payable and deferred debt issuance costs	716,168	516,679
PIK income	(2,628,190)	(2,402,122)
Purchases of investments	(56,657,780)	(86,179,314)
Repayments of principal	11,194,451	40,213,664
Proceeds from the sale of investments	—	10,742,669
Net realized losses on investments	47,230,540	14,512,854
Extinguishment of debt(1)	—	166,118
Reductions to CLO equity cost value	8,722,462	5,187,956
Net change in unrealized (appreciation)/depreciation on investments	(13,061,835)	8,311,530
(Increase)/decrease in interest and distributions receivable	(325,149)	495,369
Increase in other assets	(86,168)	(24,907)
Increase in accrued interest payable	—	402,399
Decrease in Base Fee and Net Investment Income Incentive Fee payable	(6,588)	(162,398)
(Decrease)/increase in accrued expenses	(235,235)	634,067
Net cash used in operating activities(1)	(28,364,582)	(15,446,182)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid (net of stock issued under distribution reinvestment plan of $1,991,866 and $609,857, respectively)	(29,538,348)	(22,706,396)
Proceeds from issuance of common stock	50,244,225	27,368,584
Underwriting fees and offering costs for the issuance of common stock	(764,435)	(463,237)
Proceeds from issuance of 7.75% Unsecured Notes	—	74,750,000
Deferred debt issuance costs paid	—	(2,850,450)
Principal repayment of 6.25% Unsecured Notes	—	(44,790,750)
Net cash provided by financing activities(1)	19,941,442	31,307,751
Net (decrease)/increase in cash and cash equivalents	(8,423,140)	15,861,569
Cash and cash equivalents, beginning of period	51,934,647	34,926,468
Cash and cash equivalents, end of period	$43,511,507	$50,788,037

NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with distribution reinvestment plan	$1,991,866	$609,857

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$7,665,469	$5,528,654
Securities purchased, not settled	$5,834,523	$—
Cash paid for excise tax	$—	$419,110

____________

(1)      Change in prior period was made to conform to the current period presentation.

The accompanying notes are an integral part of these unaudited financial statements.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2026
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
September 30, 2026
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

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, all of the Company’s investments are based upon Level 3 inputs as of September 30, 2026, and December 31, 2025.

The Board of Directors determines the value of its investment portfolio each quarter. In connection with that determination, members of Oxford Square Management’s portfolio management team prepare a quarterly analysis of each portfolio investment using the most recent portfolio company financial statements, forecasts and other

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2026
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

Syndicated Loans (Including Senior Secured Notes)

In accordance with ASC 820, the Company’s valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace from which the Company obtains indicative bid quotes for purposes of determining the fair value of its syndicated loan investments has shown attributes of illiquidity as described by ASC 820. During such periods of illiquidity, when the Company believes that the non-binding indicative bids received from agent banks for certain syndicated loan investments that it owns may not be determinative of their fair value, or when no market indicative quote is available, the Company has and may continue to engage third-party valuation firms to provide assistance in valuing certain syndicated investments that the Company owns. The third-party valuation firms may use the income or market approach in arriving at a valuation. Unobservable inputs utilized could include discount rates derived from estimated credit spreads and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples. In addition, Oxford Square Management analyzes each syndicated loan by reviewing the portfolio company’s financial statements, covenant compliance and recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Company’s Valuation Committee of the Board (the “Valuation Committee”) to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases, the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms, if any. When we receive warrants or other equity securities at nominal or no additional cost in connection with a new syndicated loan investment, or due to a restructuring of an existing investment, the cost basis in the new investments will be allocated between the new debt securities and any such warrants or other equity securities received at the time of origination/restructuring. These investments may be subsequently valued using a multitude of methods, including, but not limited to, intrinsic value methods, Black-Scholes models, and Monte Carlo option pricing models. All information is presented to the Board for its determination of fair value of these investments.

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
September 30, 2026
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

Payment-In-Kind

The Company has debt and preferred stock investments in its portfolio that contain contractual PIK provisions. PIK interest and preferred stock dividends are computed at their contractual rates and are accrued into income and recorded as interest and dividend income, respectively. The PIK amounts are added to the principal balances on the capitalization dates. Upon capitalization, the PIK portions of the investments are valued at their respective fair values. If the Company believes that PIK is not fully expected to be realized, the PIK investment would be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

interest or dividends would be reversed from the related receivable through interest or dividend income, respectively. PIK investments on non-accrual status are restored to accrual status once it becomes probable that such PIK will be ultimately collectible in cash. For the three and nine months ended September 30, 2026, approximately $0.9 million and $2.6 million of PIK, respectively, was recognized as interest income. For the three and nine months ended September 30, 2025, approximately $0.7 million and $2.3 million of PIK, respectively, was recognized as interest income. For the nine months ended September 30, 2026, there was no PIK recognized as other income. For the nine months ended September 30, 2025, approximately $131,000 of PIK was recognized as other income. For the three and nine months ended September 30, 2026 and 2025, the Company did not recognize PIK dividend income on its preferred stock investments.

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

The Company also records income on its investments in CLO warehouse facilities based on a stated rate per the underlying note purchase agreement plus accrued interest or, if there is no stated rate, then an estimated rate is calculated using a base case model projecting the timing of the ramp-up of the CLO warehouse facility. For the three and nine months ended September 30, 2026 and 2025, no income was recognized related to CLO warehouse facilities. As of September 30, 2026 and December 31, 2025, the Company did not hold any investments in CLO warehouse facilities.

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

Preferred Stock Dividends

The Company holds preferred stock investments in its portfolio that contain cumulative preferred dividends that accumulate quarterly. The Company will generally record cumulative preferred dividends as investment income when they are received or declared by the portfolio company’s board of directors or upon any voluntary or involuntary liquidation, dissolution or winding up of the portfolio company, and are collectible. As of September 30, 2026, the Company’s preferred equity investments in one of its portfolio companies were on non-accrual status, which had an aggregate fair value of approximately $6.8 million. As of December 31, 2025, the Company’s preferred equity investments in one of its portfolio companies were on non-accrual status, which had an aggregate fair value of approximately $5.0 million. There were no cumulative preferred dividends recorded as dividend income during the three and nine months ended September 30, 2026 and 2025, as the Company deemed them to be uncollectible.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Non-Accrual Investments

Investments are generally placed on non-accrual status when there is reasonable doubt that principal or interest or dividends will be collected in full and the Company will generally cease recognizing interest or dividend income on that investment for financial reporting purposes until all principal and interest or dividends have been brought current through payment or due to restructuring such that the interest or dividend income is deemed to be collectible. The Company generally restores non-accrual investments to accrual status when past due principal and interest or dividend is paid and, in the Company’s judgment, is likely to remain current. As of September 30, 2026 and December 31, 2025, the Company did not have any debt investments that were on non-accrual status.

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

On October 30, 2025, the Board of Directors authorized a 12-month share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company could have repurchased, during the 12-month period commencing on October 30, 2025, up to $25.0 million in the aggregate of the Company’s outstanding common stock in the open market. The timing, manner, price and amount of any share repurchases would have been determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program was effective until October 30, 2026. The Share Repurchase Program did not require the Company to repurchase any specific number of shares, and the Company could not assure stockholders that any shares would have been repurchased under the Share Repurchase Program. As of September 30, 2026 and December 31, 2025, no shares were repurchased under the Share Repurchase Program.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

SECURITIES TRANSACTIONS

Securities transactions are recorded on the trade date. Realized gains and losses on investments sold are recorded on the basis of specific identification. An optional redemption (“optionally redeemed”) feature of a CLO allows a majority of the holders of the equity securities issued by the CLO issuer, after the end of a specified non-call period, to cause the redemption of the secured notes issued by the CLO with proceeds paid either through the liquidation of the CLO’s assets or through a refinancing with new debt. The optional redemption is effectively a prepayment of the secured debt issued by the CLO prior to the stated maturity of such debt. Distributions received on CLO equity investments where the optional redemption feature has been exercised are first applied to the remaining cost basis until it is reduced to zero, after which distributions are recorded as realized gains. In the event a redeemed CLO indenture is discharged, any remaining cost after applying any final cash payment will be recorded as a realized loss.

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

The Company recognizes the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained, assuming examination by tax authorities. Through September 30, 2026, management has analyzed the Company’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions expected to be taken in the Company’s 2025 or 2026 tax returns. The Company identifies its major tax jurisdictions as U.S. Federal and the state of Connecticut. The Company did not have any uncertain tax positions that met the recognition measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company files tax returns with the Internal Revenue Service and the state of Connecticut. Generally, each of the last three tax returns filed remains subject to examination by taxing authorities.

For tax purposes, the cost basis of the portfolio investments as of September 30, 2026, and December 31, 2025, was approximately $399,647,241 and $395,691,951, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures” (“ASU 2024-03”), which requires public business entities to disclose disaggregated expense details in their income statements, including categories such as employee compensation, depreciation, and amortization. The update aims to enhance transparency by requiring tabular disclosures and qualitative descriptions for unspecified amounts. Additionally, entities must report total selling expenses and their definitions annually. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its financial statements.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”). ASU 2026-03 requires investment companies within the scope of ASC 946 to incorporate the effect of contractual sale restrictions when measuring the fair value of affected equity securities and to disclose the amount of the related discounts. The amendments are effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual periods, with early adoption permitted. The amendments will be applied prospectively to all equity securities, including those subject to contractual sale restrictions in effect on the adoption date, with any adoption adjustment recognized in current-period earnings. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its financial statements.

NOTE 4. FAIR VALUE

The Company’s assets measured at fair value by investment type on a recurring basis as of September 30, 2026 were as follows:

	Fair Value Measurements at Reporting Date Using			Total
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$—	$—	$153.4	$153.4
CLO equity	—	—	86.4	86.4
Equity and other investments	—	—	20.3	20.3
Total investments at fair value	—	—	260.1	260.1
Cash equivalents	42.8	—	—	42.8
Total assets at fair value	$42.8	$—	$260.1	$302.9

The Company’s assets measured at fair value by investment type on a recurring basis as of December 31, 2025 were as follows:

	Fair Value Measurements at Reporting Date Using			Total
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$—	$—	$147.3	$147.3
CLO equity	—	—	95.1	95.1
Equity and other investments	—	—	9.4	9.4
Total investments at fair value(1)	—	—	251.7	251.7
Cash equivalents	51.2	—	—	51.2
Total assets at fair value(1)	$51.2	$—	$251.7	$303.0

____________

(1)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

NOTE 4. FAIR VALUE (cont.)

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of September 30, 2026 and December 31, 2025, respectively. The Company’s Valuation Policy, which was previously approved by the Board, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or Oxford Square Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional analysis will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the tables below are based on fair values for all debt related calculations and CLO equity.

	Quantitative Information about Level 3 Fair Value Measurements				Impact to Fair Value from an Increase in Input(2)
Assets ($ in millions)	Fair Value as of September 30, 2026	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(1)
Senior Secured Notes	$153.4	Market quotes	NBIB(3)	12.7% – 101.3%/80.9%	Increase
CLO Equity	66.7	Market quotes	NBIB(3)	0.0% – 55.0%/21.5%	Increase
	17.1	Yield analysis	Yield	24.2% – 26.9%/26.7%	Decrease
	1.9	Discounted cash flow(5)	Discount rate(6)	24.8% – 33.5%/28.9%	Decrease
	0.6	Liquidation net asset value(9)	NBIB(3)	0.0% – 8.9%/2.9%	Increase
Equity/Other Investments	12.3	Recent transactions	Actual trade/payoff(10)	24.2% – 111.2%/44.5%	Increase
	6.8	Enterprise value(7)	Market multiples(8)	9.5x – 10.5x/10.0x	Increase
	1.2	Market quotes	NBIB(3)	$0.00 – $40.00/$1.28	Increase
Total Fair Value for Level 3 Investments(11)	$260.1

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
September 30, 2026
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

(11)    Totals may not sum due to rounding.

	Quantitative Information about Level 3 Fair Value Measurements				Impact to Fair Value from an Increase in Input(2)
Assets ($ in millions)	Fair Value as of December 31, 2025	Valuation Techniques/Methodologies	Unobservable Input	Range/Weighted Average(1)
Senior Secured Notes	$147.3	Market quotes	NBIB(3)	18.2% – 100.6%/78.3%	Increase
CLO Equity	91.2	Market quotes	NBIB(3)	0.0% – 67.0%/27.4%	Increase
	2.1	Discounted cash flow(5)	Discount rate(6)	14.5% – 25.9%/22.3%	Decrease
	1.8	Liquidation net asset value(9)	NBIB(3)	0.0% – 33.0%/4.8%	Increase
Equity and Other Investments	0.4	Market quotes	NBIB(3)	$3.75/ncm(4)	Increase
	4.0	Recent Transactions	Actual trade/payoff(10)	100.0%/ncm(4)	Increase
	5.0	Enterprise value(7)	Market multiples(8)	8.8x – 9.8x/9.3x	Increase
Total Fair Value for Level 3 Investments(11)	$251.7

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
September 30, 2026
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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2026, and the level of each financial liability within the fair value hierarchy:

($ in millions)	Carrying Value(1)	Fair Value(2)	Level 1	Level 2	Level 3
5.50% Unsecured Notes	$79.8	$78.6	$—	$78.6	$—
7.75% Unsecured Notes	72.6	75.4	—	75.4	—
Total	$152.3	$154.0	$—	$154.0	$—

____________

(1)      Carrying value is net of unamortized deferred debt issuance costs. Unamortized deferred debt issuance costs associated with the 5.50% Unsecured Notes totaled approximately $0.7 million as of September 30, 2026. Unamortized deferred debt issuance costs associated with the 7.75% Unsecured Notes totaled approximately $2.2 million as of September 30, 2026.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

NOTE 4. FAIR VALUE (cont.)

A reconciliation of the fair value of investments for the three months ended September 30, 2026, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Equity	Equity and Other Investments	Total(2)
Balance at June 30, 2026	$147.2	$90.3	$15.4	$252.8
Net realized losses included in earnings	—	(11.3)	—	(11.3)
Net unrealized appreciation/(depreciation) included in earnings	1.2	6.9	(0.2)	7.9
Accretion of discounts	1.2	—	—	1.2
Purchases	13.3	2.5	5.0	20.8
Repayments and sales	(10.3)	—	—	(10.3)
Transfers between asset classes	—	—	—	—
Reductions to CLO equity cost value(1)	—	(2.0)	—	(2.0)
PIK income	0.8	—	0.1	0.9
Transfers in and/or (out) of level 3	—	—	—	—
Balance at September 30, 2026(2)	$153.4	$86.4	$20.3	$260.1
Net change in unrealized (depreciation)/appreciation on Level 3 investments still held as of September 30, 2026	$1.3	$(4.4)	$(0.2)	$(3.2)

____________

(1)      Reduction to CLO equity cost value of approximately $2.0 million represented the distributions received, or entitled to be received, on the Company’s investments held in CLO equity subordinated and income notes of approximately $5.6 million, plus the amortization of cost of the Company’s CLO fee notes of approximately $55,000, less the effective yield interest income recognized on the Company’s CLO equity subordinated and income notes of approximately $3.6 million.

(2)      Totals may not sum due to rounding.

A reconciliation of the fair value of investments for the nine months ended September 30, 2026, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	CLO Equity	Equity and Other Investments	Total(2)
Balance at December 31, 2025	$147.3	$95.1	$9.4	$251.7
Net realized losses included in earnings	(17.8)	(29.5)	—	(47.2)
Net unrealized appreciation included in earnings	4.7	7.0	1.4	13.1
Accretion of discounts	3.3	—	—	3.3
Purchases	26.1	22.4	8.0	56.5
Repayments and sales	(11.2)	—	—	(11.2)
Transfers between asset classes	(1.2)	—	1.2	—
Reductions to CLO equity cost value(1)	—	(8.7)	—	(8.7)
PIK income	2.3	—	0.3	2.6
Transfers in and/or (out) of level 3	—	—	—	—
Balance at September 30, 2026(2)	$153.4	$86.4	$20.3	$260.1
Net change in unrealized (depreciation)/appreciation on Level 3 investments still held as of September 30, 2026	$(9.8)	$(22.4)	$1.4	$(30.9)

____________

(1)      Reduction to CLO equity cost value of approximately $8.7 million represented the distributions received, or entitled to be received, on the Company’s investments held in CLO equity subordinated and income notes of approximately $19.0 million, plus the amortization of cost of the Company’s CLO fee notes of approximately $129,000, less the effective yield interest income recognized on the Company’s CLO equity subordinated and income notes of approximately $10.4 million.

(2)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2026
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

(2)      Totals may not sum due to rounding.

The following table shows the fair value of the Company’s portfolio of investments by asset class as of September 30, 2026 and December 31, 2025:

($ in millions)	September 30, 2026		December 31, 2025
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$153.4	59.0%	$147.3	58.5%
CLO Equity	86.4	33.2%	95.1	37.8%
Equity and Other Investments	20.3	7.8%	9.4	3.7%
Total(1)	$260.1	100.0%	$251.7	100.0%

____________

(1)      Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

NOTE 5. CASH AND CASH EQUIVALENTS

At September 30, 2026 and December 31, 2025, respectively, cash and cash equivalents were as follows:

	September 30, 2026	December 31, 2025
Cash	$689,210	$698,579
Cash equivalents	42,822,297	51,236,068
Total cash and cash equivalents	$43,511,507	$51,934,647

For further details regarding the composition of cash and cash equivalents refer to “Note 3. Summary of Significant Accounting Policies.”

NOTE 6. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150%, immediately after such borrowing. As of September 30, 2026 and December 31, 2025, the Company’s asset coverage for borrowed amounts was 192% and 191%, respectively.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of September 30, 2026 and December 31, 2025. The fair value of the 5.50% Unsecured Notes is based upon the closing price on the last day of the period. The 5.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQG”). The fair value of the 7.75% Unsecured Notes is based upon the closing price on the last day of the period. The 7.75% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol “OXSQH”).

($ in millions)	As of
	September 30, 2026			December 31, 2025
	Principal Amount	Carrying Value(1)	Fair Value	Principal Amount	Carrying Value(1)	Fair Value
5.50% Unsecured Notes	$80.5	$79.8	$78.6	$80.5	$79.5	$77.8
7.75% Unsecured Notes	74.8	72.6	75.4	74.8	72.1	76.2
Total	$155.3	$152.3	$154.0	$155.3	$151.6	$154.0

____________

(1)      The Carrying Value represents the aggregate principal amount outstanding less the unamortized deferred issuance costs. As of September 30, 2026, the total unamortized deferred issuance costs for the 5.50% Unsecured Notes and 7.75% Unsecured Notes was approximately $0.7 million and $2.2 million, respectively. As of December 31, 2025, the total unamortized deferred issuance costs for the 5.50% Unsecured Notes and 7.75% Unsecured Notes were approximately $1.0 million, and $2.6 million, respectively.

For the three months ended September 30, 2026, the weighted average principal amount of debt outstanding and weighted average annualized effective interest rate was approximately $155.3 million and 7.15%, respectively. For the nine months ended September 30, 2026, the weighted average principal amount of debt outstanding and weighted average annualized effective interest rate was approximately $155.3 million and 7.22%, respectively. For the year ended December 31, 2025, the weighted average principal amount of debt outstanding and weighted average annualized effective interest rate was approximately $138.2 million and 6.69%, respectively.

The weighted average stated interest rate and weighted average maturity on the Company’s borrowings as of September 30, 2026 were 6.58% and 2.8 years, respectively, and as of December 31, 2025 were 6.58% and 3.5 years, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

NOTE 6. BORROWINGS (cont.)

The tables below summarize the components of interest expense for the three and nine months ended September 30, 2026 and 2025, respectively:

($ in thousands)	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total(1)
5.50% Unsecured Notes	$1,106.9	$97.2	$1,204.1	$3,320.6	$288.4	$3,609.0
7.75% Unsecured Notes	1,448.3	144.2	1,592.5	4,344.8	427.8	4,772.6
Total(1)	$2,555.2	$241.4	$2,796.5	$7,665.4	$716.2	$8,381.6

____________

(1)      Totals may not sum due to rounding.

($ in thousands)	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Amortization of Deferred Debt Issuance Costs	Total(1)
6.25% Unsecured Notes	$371.3	$30.5	$401.8	$1,741.5	$143.7	$1,885.2
5.50% Unsecured Notes	1,106.9	97.2	1,204.1	3,320.6	288.4	3,609.0
7.75% Unsecured Notes	869.0	84.6	953.6	869.0	84.6	953.6
Total(1)	$2,347.2	$212.3	$2,559.4	$5,931.1	$516.7	$6,447.7

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

The aggregate accrued interest payable on the 5.50% Unsecured Notes as of September 30, 2026 was approximately $738,000. As of September 30, 2026, the Company had unamortized deferred debt issuance costs of approximately $708,000 relating to the 5.50% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 5.50% Unsecured Notes and are included in interest expense in the statements of operations. The cash paid and the effective annualized interest rate for the three months ended September 30, 2026 were approximately $1.1 million and 5.93%, respectively. The cash paid and the effective annualized interest rate for the nine months ended September 30, 2026 were approximately $3.3 million and 5.99%, respectively. The cash paid and the effective annualized interest rate for the three months ended September 30, 2025 were approximately $1.1 million and 5.93%, respectively. The cash paid and the effective annualized interest rate for the nine months ended September 30, 2025 were approximately $3.3 million and 5.99%, respectively.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

NOTE 6. BORROWINGS (cont.)

The aggregate accrued interest payable on the 7.75% Unsecured Notes as of September 30, 2026 was approximately $1.0 million. As of September 30, 2026, the Company had unamortized deferred debt issuance costs of approximately $2.2 million relating to the 7.75% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 7.75% Unsecured Notes and are included in interest expense in the statements of operations. The cash paid and the effective annualized interest rate for the three months ended September 30, 2026 were approximately $1.4 million and 8.45%, respectively. The cash paid and the effective annualized interest rate for the nine months ended September 30, 2026 were approximately $4.3 million and 8.54%, respectively. There was no cash paid for the three and nine months ended September 30, 2025. The effective annualized interest rate for the three and nine months ended September 30, 2025 was approximately 8.62%.

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
September 30, 2026
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

The following table represents the portion of the total advisory fee ascribed to the Base Fee (pursuant to the 2016 Fee Waiver calculation) for the three and nine months ended September 30, 2026 and 2025, respectively:

($ in millions)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Base Fee	$1.0	$1.1	$3.0	$3.1

The Base Fee payable to Oxford Square Management as of September 30, 2026 and December 31, 2025 was approximately $1.0 million and $1.0 million, respectively.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

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

In the event that the advisory fee calculations under the 2016 Fee Waiver produce a higher combined Base Fee and Net Investment Income Incentive Fee for any quarterly period, the combined fees are set to the original (lower) level, calculated pursuant to the Investment Advisory Agreement. In the event that advisory fee calculations under the 2016 Fee Waiver produce a lower combined Base Fee and Net Investment Income Incentive Fee for that quarterly period, those lower combined fees are adopted for that quarterly period. In either case, the lower level of combined fees is used for that quarter, and, accordingly, the advisory fee payable to Oxford Square Management can only be reduced, and never increased, as a result of the 2016 Fee Waiver.

The following table represents the portion of the total advisory fee ascribed to Net Investment Income Incentive Fees (pursuant to the 2016 Fee Waiver calculation) for the three and nine months ended September 30, 2026 and 2025, respectively.

($ in millions)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net Investment Income Incentive Fee	$—	$—	$—	$—

There was no Net Investment Income Incentive Fee payable to Oxford Square Management as of September 30, 2026 and December 31, 2025.

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
September 30, 2026
(Unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

There were no Capital Gains Incentive Fees based on hypothetical liquidation for the three and nine months ended September 30, 2026 and 2025. There were no accrued Capital Gains Incentive Fees payable to Oxford Square Management as of September 30, 2026 and December 31, 2025.

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

For the three months ended September 30, 2026 and 2025, the Company incurred approximately $298,000 and $254,000, respectively, in compensation expenses for the services of employees allocated to the administrative activities of the Company, pursuant to the Administration Agreement with Oxford Funds. For the nine months ended September 30, 2026 and 2025, the Company incurred approximately $777,000 and $722,000, respectively, in compensation expenses. In addition, the Company incurred approximately $15,000 and $14,000 for facility costs allocated under the Administration Agreement for the three months ended September 30, 2026 and 2025, respectively. The Company incurred approximately $44,000 and $43,000 for facility costs for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, approximately $86,000 of accrued compensation expenses were payable under the Administration Agreement. As of December 31, 2025, approximately $26,000 of accrued compensation expenses were payable under the Administration Agreement.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

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

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase and decrease in net assets resulting from net investment income and operations per share for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net investment income	$4,913,638	$5,558,742	$14,201,494	$17,162,181
Weighted average common shares outstanding	111,280,920	79,362,161	99,695,097	74,231,017
Net increase in net assets resulting from net investment income per common share	$0.04	$0.07	$0.14	$0.23
Net increase/(decrease) in net assets resulting from operations	$1,564,060	$(2,092,163)	$(19,967,211)	$(5,828,321)
Net increase/(decrease) in net assets resulting from operations per common share	$0.01	$(0.03)	$(0.20)	$(0.08)

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs to make distributions of taxable income sufficient to relieve it of substantially all federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on such income. The Company will accrue excise tax on estimated excess taxable income, if any, as required. The Company did not accrue any estimated excise tax payable for 2025 and estimated 2026 excise tax on undistributed taxable income as of September 30, 2026, as there was no excise tax due for 2025, and the Company estimates that there will be no excise tax for 2026. As such, the Company reversed approximately $419,000 of previously accrued excise tax related to estimated excess undistributed taxable income as of December 31, 2025.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

NOTE 9. DISTRIBUTIONS (cont.)

The Company has adopted an “opt out” distribution reinvestment plan for its common stockholders. As a result, if the Company makes a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of common stock, unless they specifically “opt out” of the distribution reinvestment plan so as to receive cash distributions. During the three months ended September 30, 2026 and 2025, the Company issued 913,061 and 69,140 shares, respectively, of common stock for approximately $1.1 million and $148,000, respectively, to stockholders in connection with the distribution reinvestment plan. During the nine months ended September 30, 2026 and 2025, the Company issued 1,472,443 and 262,296 shares, respectively, of common stock for approximately $2.0 million and $610,000, respectively, to stockholders in connection with the distribution reinvestment plan. For the three months ended September 30, 2026, the Company paid distributions of approximately $11.7 million, or $0.105 per share. For the nine months ended September 30, 2026, the Company paid distributions of approximately $31.5 million, or $0.315 per share. For the year ended December 31, 2025, the Company paid distributions of approximately $32.1 million, or $0.42 per share.

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

For the nine months ended September 30, 2026, the amounts and sources of distributions reported are only estimates (based on an average of the reported tax character historically) and are not being provided for U.S. federal income tax reporting purposes. The timing and character of distributions for U.S. federal income tax purposes (which are determined in accordance with the U.S. federal tax rules which may differ from GAAP) may be materially different than the historical information the Company used in providing the estimates herein. The final determination of the source of all distributions in 2026 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

NOTE 10. NET ASSET VALUE PER SHARE

The Company’s net asset value per share as of September 30, 2026, and December 31, 2025, was $1.21 and $1.69, respectively. In determining the Company’s net asset value per share, the Board determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 11. SHARE ISSUANCE AND REPURCHASE PROGRAMS

On August 16, 2024, the Company entered into the amended and restated equity distribution agreement, as amended by Amendment No. 1 dated as of May 5, 2026 (the “Amended and Restated Equity Distribution Agreement”) with Lucid Capital Markets, LLC and Ladenburg Thalmann & Co. Inc., as the sales agents, through which the Company may offer for sale, from time to time, up to $150.0 million of the Company’s common stock through an At-the-Market (“ATM”) offering. The Company sold a total of 14,077,235 and 32,515,131 shares of common stock pursuant to the ATM offering during the three months and nine months ended September 30, 2026, respectively. The total amount of capital raised net of underwriting fees and offering costs was approximately $19.4 million and $49.5 million during the three and nine months ended September 30, 2026, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2026
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

On October 30, 2025, the Board of Directors authorized a 12-month Share Repurchase Program. Under the Share Repurchase Program, the Company could have repurchased, during the 12-month period commencing on October 30, 2025, up to $25.0 million in the aggregate of the Company’s outstanding common stock in the open market. The timing, manner, price and amount of any share repurchases would have been determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program was effective until October 30, 2026. The Share Repurchase Program did not require the Company to repurchase any specific number of shares, and the Company could not assure stockholders that any shares will be repurchased under the Share Repurchase Program. During the three and nine months ended September 30, 2026, no shares were repurchased under the Share Repurchase Program.

NOTE 12. INVESTMENT INCOME

The following table sets forth the components of investment income for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Interest income – debt investments
Stated interest income	$3,463,165	$3,810,589
Original issue discount and market discount income	1,174,554	615,706
Discount income derived from unscheduled remittances at par	51,164	30,249
Total interest income – debt investments(1)	$4,688,883	$4,456,544
Interest income – debt investments – PIK(1)	$944,668	$705,534
Income from securitization vehicles and investments	$3,623,609	$4,298,003
Commitment, amendment and other fee income
Fee letters	$196,162	$185,340
Money market fund income and all other fees	453,309	594,512
Total commitment, amendment and other fee income	$649,471	$779,852
Total investment income	$9,906,631	$10,239,933

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

NOTE 12. INVESTMENT INCOME (cont.)

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Interest income – debt investments
Stated interest income(1)	$10,218,006	$11,449,428
Original issue discount and market discount income	3,260,047	2,032,425
Discount income derived from unscheduled remittances at par	65,369	29,288
Total interest income – debt investments(1)	$13,543,422	$13,511,141
Interest income – debt investments – PIK(1)	$2,628,190	$2,271,142
Income from securitization vehicles and investments	$10,356,553	$12,109,128
Commitment, amendment and other fee income
Fee letters	$548,535	$474,398
Money market fund income and all other fees(2)	1,174,702	1,557,355
Total commitment, amendment and other fee income	$1,723,237	$2,031,753
Total investment income	$28,251,402	$29,923,164

____________

(1)      Change in prior period was made to conform to the current period presentation.

(2)      For the nine months ended September 30, 2025, the Company earned approximately $131,000 of PIK fees.

The 1940 Act requires that a BDC offer significant managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three and nine months ended September 30, 2026 and 2025, the Company received no fee income for managerial assistance.

NOTE 13. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote. As of September 30, 2026, the Company did not have any commitments to purchase additional debt investments.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

NOTE 14. FINANCIAL HIGHLIGHTS

Financial highlights for the three and nine months ended September 30, 2026 and 2025, respectively, are as follows:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Per Share Data
Net asset value at beginning of period	$1.29	$2.06	$1.69	$2.30
Net investment income(1)	0.04	0.07	0.14	0.23
Net realized and unrealized losses(2)	(0.02)	(0.08)	(0.34)	(0.30)
Net increase/(decrease) in net asset value from operations	0.02	(0.01)	(0.20)	(0.07)
Distributions per share from net investment income(3)	(0.11)	(0.11)	(0.32)	(0.31)
Tax return of capital distributions(3)	—	—	—	—
Total distributions(3)	(0.11)	(0.11)	(0.32)	(0.31)
Effect of shares issued	0.01	0.01	0.04	0.03
Net asset value at end of period	$1.21	$1.95	$1.21	$1.95
Per share market value at beginning of period	$1.32	$2.23	$1.76	$2.44
Per share market value at end of period	$1.28	$1.59	$1.28	$1.59
Total return based on market value(4)	4.94%	(24.74)%	(9.99)%	(24.97)%
Total return based on net asset value(5)	1.94%	(0.24)%	(9.76)%	(1.52)%
Shares outstanding at end of period	120,048,538	81,669,408	120,048,538	81,669,408

Ratios/Supplemental Data
Net assets at end of period (000’s)	$145,379	$158,955	$145,379	$158,955
Average net assets (000’s)	$138,603	$159,073	$133,325	$154,918
Ratio of expenses to average net assets(6)	14.41%	11.77%	14.16%	11.00%
Ratio of expenses, excluding interest expense, to average net assets(6)	6.34%	5.34%	5.77%	5.45%
Ratio of net investment income to average net assets(6)	14.18%	13.98%	14.10%	14.76%
Portfolio turnover rate(7)	4.06%	12.70%	4.51%	20.42%

____________

(1)      Represents per share net investment income for the period, based upon weighted average shares outstanding.

(2)      Net realized and unrealized losses include rounding adjustments to reconcile change in net asset value per share.

(3)      Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The ultimate tax character of the Company’s earnings cannot be determined until tax returns are prepared after the end of the fiscal year. The amounts and sources of distributions reported are only estimates (based on an average of the reported tax character historically) and are not being provided for U.S. tax reporting purposes. For each of the three-month periods ended September 30, 2026 and 2025, distributions were $0.105 per share and are presented as $0.11 per share due to rounding. For the nine months ended September 30, 2026, distributions were $0.315 per share and are presented as $0.32 per share due to rounding. For the nine months ended September 30, 2025, distributions were $0.315 per share and are presented as $0.31 per share due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

NOTE 14. FINANCIAL HIGHLIGHTS (cont.)

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

(6)      Annualized and adjusted for one-time excise tax reversals.

(7)      Portfolio turnover rate is calculated using the lesser of the investment sales and debt repayments or investment purchases, over the average of the total investments at fair value.

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

NOTE 16. SUBSEQUENT EVENTS

The Board declared the following distributions payable to stockholders as shown below:

Date Declared	Record Dates	Payable Dates	Per Share Distribution Amount Declared
July 29, 2026	October 16, 2026	October 30, 2026	$0.035
July 29, 2026	November 16, 2026	November 30, 2026	$0.035
July 29, 2026	December 17, 2026	December 31, 2026	$0.035
October 28, 2026	January 15, 2027	January 29, 2027	$0.015
October 28, 2026	February 12, 2027	February 26, 2027	$0.015
October 28, 2026	March 17, 2027	March 31, 2027	$0.015

On October 14, 2026, the Company redeemed $15.0 million in aggregate principal amount of its 5.50% Unsecured Notes due 2028. The redemption price was equal to 100% of the principal amount redeemed, plus accrued and unpaid interest from July 31, 2026 to, but excluding, October 14, 2026. Following the redemption, $65.5 million in aggregate principal amount of the 5.50% Unsecured Notes remained outstanding.

On October 28, 2026, the Company adopted its Fifth Amended and Restated Bylaws to amend Section 11 to establish minimum ownership and holding-period requirements for stockholders seeking to propose business, other than nominations of individuals for election to the Board of Directors, at an annual meeting of stockholders, as well as stockholders seeking to nominate directors for election at special meetings of stockholders. Under Section 11, as amended, stockholders of record proposing such business must, individually or in the aggregate, have continuously held shares entitled to vote on the proposal having a market value of at least $1,000,000 or representing at least 3% of such shares entitled to vote on the proposal, in either case for at least six months before the date of the annual meeting. Such stockholders must also continuously hold those shares from the date of their notice of the proposed business through the annual meeting, including any adjournment or postponement thereof.

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

We generally expect to invest between $5 million and $25 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of September 30, 2026, our debt investments (including convertible notes and excluding non-accrual loans) had stated interest rates of between 6.40% and 17.00% and maturity dates of between 22 and 77 months. In addition, our portfolio had a weighted average annualized yield on debt investments of approximately 14.97% as of September 30, 2026.

The weighted average annualized yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average annualized yield was computed using the effective interest rates as of September 30, 2026, including accretion of original issue discount (“OID”) and excluding any debt investments on non-accrual status. There can be no assurance that the weighted average annualized yield will remain at its current level.

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

During the three months ended September 30, 2026, U.S. loan market performance improved versus the three months ended June 30, 2026. U.S. loan prices, as defined by the Morningstar/LSTA US Leveraged Loan Index, increased from 94.96% of par as of June 30, 2026 to 95.32% of par as of September 30, 2026.

As of September 30, 2026, the Company’s Board of Directors approved the fair value of the Company’s investment portfolio of approximately $260.1 million in good faith in accordance with the Company’s valuation procedures.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) revenues and expenses during the periods reported. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. Actual results could materially differ from those estimates. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025. See “Note 3. Summary of Significant Accounting Policies” to our financial statements for the three and nine months ended September 30, 2026 for more information on our critical accounting policies.

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

We consider the attributes of current market conditions on an on-going basis and have determined that due to the general illiquidity of the market for our investment portfolio, whereby little or no market data exists, substantially all of our fair valued investments are measured based upon Level 3 inputs as of September 30, 2026 and December 31, 2025.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $260.1 million and $251.7 million as of September 30, 2026, and December 31, 2025, respectively. The increase in the value of investments during the nine month period ended September 30, 2026, was due primarily to investment acquisitions of approximately $56.5 million, net change in unrealized appreciation of approximately $13.1 million (which incorporates reductions to CLO equity cost value of approximately $8.7 million), accretion of discounts on investments of approximately $3.3 million, and PIK income of approximately $2.6 million, partially offset by net realized losses of approximately $47.2 million and debt repayments of approximately $11.2 million.

A reconciliation of the investment portfolio for the nine months ended September 30, 2026 and the year ended December 31, 2025 follows:

($ in millions)	September 30, 2026	December 31, 2025
Beginning investment portfolio	$251.7	$260.9
Portfolio investments acquired	56.5	92.1
Debt repayments	(11.2)	(47.6)
Sales of securities	—	(10.7)
Reductions to CLO equity cost value(1)	(8.7)	(7.7)
Accretion of discounts on investments	3.3	2.9
PIK income	2.6	3.2
Net change in unrealized appreciation/(depreciation) on investments	13.1	(24.3)
Net realized losses on investments	(47.2)	(16.8)
Ending investment portfolio(2)	$260.1	$251.7

____________

(1)      For the nine months ended September 30, 2026, the reductions to CLO equity cost value of approximately $8.7 million represented the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes of approximately $19.0 million, plus the amortization of cost on our CLO fee notes of approximately $129,000, less the effective yield interest income recognized on our CLO equity subordinated and income notes of approximately $10.4 million. For the year ended December 31, 2025, the reductions to CLO equity cost value of approximately $7.7 million represented the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes of approximately $24.1 million, plus the amortization of cost on our CLO fee notes of approximately $57,000, less the effective yield interest income recognized on our CLO equity subordinated and income notes of approximately $16.5 million.

(2)      Totals may not sum due to rounding.

During the nine months ended September 30, 2026 we purchased approximately $56.5 million in portfolio investments, including additional investments of approximately $16.3 million in existing portfolio companies and approximately $40.2 million in new portfolio companies.

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

For the nine months ended September 30, 2026, we did not sell any portfolio investments. For the year ended December 31, 2025, we recognized proceeds from the sales of securities of approximately $10.7 million. Also, during the nine months ended September 30, 2026 and the year ended December 31, 2025, we had loan principal repayments of approximately $11.2 million and $47.6 million, respectively.

As of September 30, 2026, we had investments in senior secured debt securities of, or loans to, 20 portfolio companies, with a fair value of approximately $153.4 million, CLO equity investments of approximately $86.4 million, and equity and other investments of approximately $20.3 million.

As of December 31, 2025, we had investments in debt securities of, or loans to, 19 portfolio companies, with a fair value of approximately $147.3 million, CLO equity investments of approximately $95.1 million, and equity and other investments of approximately $9.4 million.

The following table indicates the quarterly portfolio investment activity for the past seven quarters:

Three Months Ended ($ in millions)	Purchases of Investments	Repayments of Principal	Sales of Investments	Reductions to CLO Equity Cost Value(1)
September 30, 2026	$20.8	$10.3	$—	$2.0
June 30, 2026	19.9	0.5	—	2.8
March 31, 2026	15.8	0.4	—	3.9
Total 2026 to date	$56.5	$11.2	$—	$8.7

December 31, 2025	$18.0	$7.4	$—	$2.5
September 30, 2025	58.1	31.3	—	1.7
June 30, 2025	—	0.2	—	1.8
March 31, 2025	16.0	8.7	10.7	1.7
Total	$92.1	$47.6	$10.7	$7.7

____________

(1)      Reductions to CLO equity cost value represent the distributions received, or entitled to be received, on our investments held in CLO equity subordinated and income notes, plus the amortization of cost of our CLO fee notes, less the effective yield interest income recognized on our CLO equity subordinated and income notes.

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2026 and December 31, 2025:

($ in millions)	September 30, 2026		December 31, 2025
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$153.4	59.0%	$147.3	58.5%
CLO Equity	86.4	33.2%	95.1	37.8%
Equity and Other Investments	20.3	7.8%	9.4	3.7%
Total(1)	$260.1	100.0%	$251.7	100.0%

____________

(1)      Totals may not sum due to rounding.

Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2026 and December 31, 2025, we held qualifying assets that represented 71.7% and 68.8%, respectively, of the total assets. No additional non-qualifying assets were acquired during the periods when qualifying assets were less than 70.0% of the total assets.

The following table shows our portfolio of investments by industry at fair value, as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	($ in millions)		($ in millions)
Structured finance(1)	$86.4	33.2%	$95.1	37.7%
Software	38.9	14.9%	43.7	17.4%
Business services	31.8	12.2%	32.2	12.8%
Industrials	22.6	8.7%	19.9	7.9%
Healthcare	21.4	8.2%	22.1	8.8%
Artificial intelligence	12.3	4.7%	4.0	1.6%
Telecommunication services	10.6	4.1%	11.0	4.4%
Aerospace and defense	10.0	3.8%	—	—%
Materials	9.8	3.8%	8.9	3.5%
Food and beverage	9.6	3.7%	9.8	3.9%
IT consulting	6.8	2.6%	5.0	2.0%
Total(2)	$260.1	100.0%	$251.7	100.0%

____________

(1)      Reflects our equity investments in CLOs as of September 30, 2026, and December 31, 2025, respectively.

(2)      Totals may not sum due to rounding.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of September 30, 2026 and December 31, 2025, our portfolio had a weighted average grade of 2.2 and 2.2, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities, convertible debt, and investments in CLOs are not graded.

As of September 30, 2026 and December 31, 2025, our debt investment portfolio was graded as follows:

($ in millions)		September 30, 2026
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	135.4	71.4%	127.9	83.4%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	54.1	28.6%	25.5	16.6%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	—	—%	—	—%
	Total	$189.5	100.0%	$153.4	100.0%

($ in millions)		December 31, 2025
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	129.1	68.7%	123.2	83.7%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	58.9	31.3%	24.1	16.3%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status	—	—%	—	—%
	Total	$188.0	100.0%	$147.3	100.0%

We expect that a portion of our investments will be in the grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 3, 4 or 5 may fluctuate from period to period.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three and nine months ended September 30, 2026 to the three and nine months ended September 30, 2025.

Investment Income

Investment income for the three months ended September 30, 2026 and 2025 was approximately $9.9 million and $10.2 million, respectively. Investment income for the nine months ended September 30, 2026 and 2025 was approximately $28.3 million and $29.9 million, respectively. The following tables set forth the components of investment income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Interest income – debt investments
Stated interest income	$3,463,165	$3,810,589
Original issue discount and market discount income	1,174,554	615,706
Discount income derived from unscheduled remittances at par	51,164	30,249
Total interest income – debt investments(1)	$4,688,883	$4,456,544
Interest income – debt investments – PIK(1)	$944,668	$705,534
Income from securitization vehicles and investments	$3,623,609	$4,298,003
Commitment, amendment and other fee income
Fee letters	$196,162	$185,340
Money market fund income and all other fees	453,309	594,512
Total commitment, amendment and other fee income	$649,471	$779,852
Total investment income	$9,906,631	$10,239,933

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Interest income – debt investments
Stated interest income(1)	$10,218,006	$11,449,428
Original issue discount and market discount income	3,260,047	2,032,425
Discount income derived from unscheduled remittances at par	65,369	29,288
Total interest income – debt investments(1)	$13,543,422	$13,511,141
Interest income – debt investments – PIK(1)	$2,628,190	$2,271,142
Income from securitization vehicles and investments	$10,356,553	$12,109,128
Commitment, amendment and other fee income
Fee letters	$548,535	$474,398
Money market fund income and all other fees(2)	1,174,702	1,557,355
Total commitment, amendment and other fee income	$1,723,237	$2,031,753
Total investment income	$28,251,402	$29,923,164

____________

(1)      Change in prior period was made to conform to the current period presentation.

(2)      For the nine months ended September 30, 2025, we earned approximately $131,000 of PIK fees.

The decrease in total investment income for the three and nine months ended September 30, 2026 was primarily due to a decrease in income from securitization vehicles and investments for the three and nine months ended September 30, 2026.

The total principal value of income producing debt investments (including convertible debt) as of September 30, 2026 and 2025 was approximately $192.4 million and $180.6 million, respectively. As of September 30, 2026, our debt investments had a range of stated interest rates of 6.40% and 17.00% and maturity dates of between 22 and 77 months, compared to a range of stated interest rates of 6.91% and 12.75% and maturity dates between 2 and 94 months as of September 30, 2025. In addition, our total debt portfolio had a weighted average yield on debt investments of approximately 14.97% as of September 30, 2026, compared to approximately 14.60% as of September 30, 2025. As of September 30, 2026 and 2025, we had no debt investments on non-accrual status.

Income from securitization vehicles for the three months ended September 30, 2026 and 2025, was approximately $3.6 million and $4.3 million, respectively. Income from securitization vehicles for the nine months ended September 30, 2026 and 2025, was approximately $10.4 million and $12.1 million, respectively. The total principal outstanding on our investments in CLOs as of September 30, 2026 and 2025, was approximately $367.8 million and $376.1 million, respectively. The weighted average yield on CLO equity investments as of September 30, 2026 and 2025, was approximately 8.1% and 9.7%, respectively.

Operating Expenses

Total expenses for the three months ended September 30, 2026 and 2025, were approximately $5.0 million and $4.7 million, respectively. Total expenses for the nine months ended September 30, 2026 and 2025, were approximately $14.0 million and $12.8 million, respectively. These amounts consisted of base management fees, interest expense, professional fees, compensation expense, general and administrative expenses, net investment income incentive fees, and excise tax, as well as related excise tax reversals. That increase for the three and nine months ended September 30, 2026 was primarily due to an increase in interest expense.

The base management fee for the three months ended September 30, 2026 was approximately $1.0 million, compared with approximately $1.1 million for the three months ended September 30, 2025. The base management fee for the nine months ended September 30, 2026 was approximately $3.0 million compared with approximately $3.1 million for the nine months ended September 30, 2025.

There were no net investment income incentive fees for the three and nine months ended September 30, 2026 and 2025.

Interest expense for the three and nine months ended September 30, 2026, was approximately $2.8 million and $8.4 million, respectively, which relates to our 5.50% unsecured notes due 2028 (the “5.50% Unsecured Notes”) and 7.75% unsecured notes due 2030 (the “7.75% Unsecured Notes”). Interest expense for the three and nine months ended September 30, 2025, was approximately $2.6 million and $6.4 million, respectively, which relates to our 7.75% Unsecured Notes, 5.50% Unsecured Notes and 6.25% Unsecured Notes due 2026 (the “6.25% Unsecured Notes”).

Professional fees, consisting of legal, consulting, valuation, audit and tax fees, were approximately $365,000 for the three months ended September 30, 2026, compared to approximately $352,000 for the three months ended September 30, 2025. Professional fees were approximately $1.2 million for the nine months ended September 30, 2026, compared to approximately $1.1 million for the nine months ended September 30, 2025.

Compensation expense was approximately $298,000 for the three months ended September 30, 2026, compared to approximately $254,000 for the three months ended September 30, 2025. Compensation expense was approximately $777,000 for the nine months ended September 30, 2026, compared to approximately $722,000 for the nine months ended September 30, 2025. Compensation expense reflects the allocation of compensation expenses for the services of our Chief Financial Officer, accounting personnel, and other administrative support staff.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs, and other expenses, were approximately $504,000 for the three months ended September 30, 2026, compared to approximately $358,000 for the three months ended September 30, 2025. General and administrative expenses were approximately $1.2 million for the nine months ended September 30, 2026, compared to approximately $1.1 million for the nine months ended September 30, 2025. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

There was no excise tax for the three months ended September 30, 2026, as we did not owe excise tax for 2025 and we project that there will not be any excise tax due for 2026. This compared to $105,000 of excise tax for the three months ended September 30, 2025. Excise tax was approximately $(419,000) for the nine months ended September 30, 2026, which represents a reversal of previously accrued 2025 excise tax, as we did not owe excise tax for 2025 and we project that there will not be any excise tax due for 2026. This compared to approximately $250,000 of excise tax for the nine months ended September 30, 2025.

Incentive Fees

There was no net investment income incentive fee (“Net Investment Income Incentive Fee”) recorded for the three and nine months ended September 30, 2026 and 2025. The Net Investment Income Incentive Fee is calculated and payable quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter exceeds (y) the “Preferred Return Amount” for the calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the Base Fee, expenses payable under the Administration Agreement with Oxford Funds, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Refer to “Note 7. Related Party Transactions” in the notes to our financial statements.

The expense attributable to the capital gains incentive fee (the “Capital Gains Incentive Fee”), as reported under GAAP, is calculated as if the Company’s entire portfolio had been liquidated at period end, and therefore is calculated on the basis of net realized and unrealized gains and losses at the end of each period. That expense (or the reversal of such an expense) related to that hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the three and nine months ended September 30, 2026 and 2025, no accrual was required as a result of the impact of accumulated net unrealized depreciation and net realized losses on our portfolio.

The amount of the Capital Gains Incentive Fee which will actually be payable is determined in accordance with the terms of the Investment Advisory Agreement and is calculated as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). The terms of the Investment Advisory Agreement state that the Capital Gains Incentive Fee calculation is based on net realized gains, if any, offset by gross unrealized depreciation for the calendar year. No effect is given to gross unrealized appreciation in this calculation. For the three and nine months ended September 30, 2026 and 2025, such an accrual was not required under the terms of the Investment Advisory Agreement.

Realized and Unrealized Gains/Losses on Investments

For the three months ended September 30, 2026, we recognized net realized losses on investments of approximately $11.3 million.

For the three months ended September 30, 2026, our net change in unrealized appreciation was approximately $7.9 million, composed of $3.2 million in gross unrealized appreciation, $6.4 million in gross unrealized depreciation and approximately $11.2 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $2.0 million resulting from reductions to the cost value of our CLO equity investments representing the difference between distributions received, or entitled to be received, on our investments held in CLO equity subordinated notes and fee notes, of approximately $5.6 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $3.6 million. The most significant components of the net change in unrealized appreciation during the three months ended September 30, 2026, were as follows (in millions):

Portfolio Company	Changes in Unrealized Appreciation/ (Depreciation)
Telos CLO 2013-3, Ltd.	$6.2
Zais CLO 6, Ltd.	5.1
Dodge Construction Network LLC (f/k/a Dodge Data & Analytics, LLC)	1.4
Magenta Buyer, LLC (f/k/a McAfee Enterprise, LLC)	(0.8)
Dryden 109 CLO, Ltd.	(0.8)
Net all other	(3.2)
Total	$7.9

For the nine months ended September 30, 2026, we recognized net realized losses on investments of approximately $47.2 million.

For the nine months ended September 30, 2026, our net change in unrealized appreciation was approximately $13.1 million, composed of $2.6 million in gross unrealized appreciation, $33.5 million in gross unrealized depreciation and approximately $44.0 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $8.7 million resulting from reductions to the cost value of our CLO equity investments representing the difference between distributions received, or entitled to be received, on our investments held in CLO equity subordinated notes and fee notes, of approximately $19.0 million and the effective yield interest income recognized on our CLO equity subordinated notes and the amortized cost adjusted income on our CLO equity fee notes of approximately $10.2 million. The most significant components of the net change in unrealized appreciation during the nine months ended September 30, 2026, were as follows (in millions):

Portfolio Company	Changes in Unrealized Appreciation/ (Depreciation)
Telos CLO 2014-5, Ltd.	$18.2
RSA Security, LLC	11.5
Telos CLO 2013-3, Ltd.	6.2
Zais CLO 6, Ltd.	5.1
Carlyle Global Market Strategies CLO 2021-6, Ltd.	(4.4)
Net all other	(23.5)
Total	$13.1

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the three months ended September 30, 2026, and 2025 was approximately $4.9 million and $5.6 million, respectively. Net investment income for the nine months ended September 30, 2026, and 2025 was approximately $14.2 million and $17.2 million, respectively. The decreases in net investment income were primarily due to a decrease in income from securitization vehicles and investments as well as an increase in interest expense, partially offset by a decrease in excise tax.

For the three months and nine months ended September 30, 2026, the net increase in net assets resulting from net investment income per common share was $0.04 and $0.14 (basic and diluted), compared to the net increase in net assets resulting from net investment income per share of $0.07 and $0.23 (basic and diluted) for the three and nine months ended September 30, 2025.

Net Increase/Decrease in Net Assets Resulting from Operations

Net increase in net assets resulting from operations for the three months ended September 30, 2026 was approximately $1.6 million compared with a net decrease in net assets resulting from operations of approximately $2.1 million for the three months ended September 30, 2025.

Net decrease in net assets resulting from operations for the nine months ended September 30, 2026 was approximately $20.0 million compared with a net decrease in net assets resulting from operations of approximately $5.8 million for the nine months ended September 30, 2025.

For the three months ended September 30, 2026, the net increase in net assets resulting from operations per common share was $0.01 (basic and diluted), compared to a net decrease in net assets resulting from operations per share of $0.03 (basic and diluted) for the three months ended September 30, 2025. For the nine months ended September 30, 2026, the net decrease in net assets resulting from operations per common share was $0.20 (basic and diluted), compared to a net decrease in net assets resulting from operations per share of $0.08 (basic and diluted) for the nine months ended September 30, 2025.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2026, cash and cash equivalents were approximately $43.5 million as compared to approximately $51.9 million as of December 31, 2025. For the nine months ended September 30, 2026, net cash used in operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $28.4 million, largely reflecting purchases of investments of approximately $56.7 million, net change in unrealized appreciation of approximately $13.1 million, partially offset by net realized losses from investments of approximately $47.2 million and proceeds from principal repayments of approximately $11.2 million. For the nine months ended September 30, 2026, net cash provided by financing activities was approximately $19.9 million, reflecting the net proceeds of the issuance of common stock in connection with our at-the-market (“ATM”) program of approximately $49.5 million, partially offset by the payment of distributions of approximately $29.5 million.

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2026, is as follows:

Contractual obligations (in millions)	Payments Due by Period
	Principal Amount	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
5.50% Unsecured Notes	$80.5	$—	$80.5	$—	$—
7.75% Unsecured Notes	74.8	—	—	74.8	—
	$155.3	$—	$80.5	$74.8	$—

Refer to “Note 6. Borrowings” in the notes to our financial statements.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into a variety of undertakings containing a variety of warranties and indemnifications that may expose us to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote. As of September 30, 2026, we did not have any commitments to purchase additional investments.

Share Issuance and Repurchase Programs

On August 16, 2024, we entered into the amended and restated equity distribution agreement, as amended by Amendment No. 1 dated as of May 5, 2026 (the “Amended and Restated Equity Distribution Agreement”) with Lucid Capital Markets, LLC and Ladenburg Thalmann & Co. Inc., as the sales agents, through which we may offer for sale, from time to time, up to $150.0 million of our common stock through an At-the-Market (“ATM”) offering. We sold a total of 14,077,235 and 32,515,131 shares of common stock pursuant to the ATM offering during the three months and nine months ended September 30, 2026, respectively. The total amount of capital raised net of underwriting fees and offering costs was approximately $19.4 million and $49.5 million during the three and nine months ended September 30, 2026, respectively.

On October 30, 2025, the Board of Directors authorized a 12-month share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, we could have repurchased, during the 12-month period commencing on October 30, 2025, up to $25.0 million in the aggregate of our outstanding common stock in the open market. The timing, manner, price and amount of any share repurchases would have been determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program was effective until October 30, 2026. The Share Repurchase Program did not require us to repurchase any specific number of shares, and we could not assure stockholders that any shares would have been repurchased under the Share Repurchase Program. During the three and nine months ended September 30, 2026, no shares were repurchased under the Share Repurchase Program.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, as of September 30, 2026, we were only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 150%, immediately after such borrowing. As of September 30, 2026 and December 31, 2025, our asset coverage for borrowed amounts was approximately 192% and 191%, respectively.

The weighted average stated interest rate and weighted average maturity on all of the Company’s debt outstanding as of September 30, 2026, were 6.58% and 2.8 years, respectively, and as of December 31, 2025, were 6.58% and 3.5 years, respectively.

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

The following table reflects the cash distributions, including distributions reinvested, if any, per share that our Board has declared on our common stock since the beginning of 2025:

Date Declared	Record Date	Payment Date	Total Distributions	GAAP Net Investment Income			Distributions in Excess of/ (Less than) GAAP Net Investment Income(1)
Fiscal 2027(1)
October 28, 2026	March 17, 2027	March 31, 2027	$0.015		N/A		$—
October 28, 2026	February 12, 2027	February 26, 2027	0.015		N/A		—
October 28, 2026	January 15, 2027	January 29, 2027	0.015		N/A		—
Total (First Quarter 2027)			$0.045		—	(3)	—

Fiscal 2026(1)
July 29, 2026	December 17, 2026	December 31, 2026	$0.035	$	N/A		$—
July 29, 2026	November 16, 2026	November 30, 2026	0.035		N/A		—
July 29, 2026	October 16, 2026	October 30, 2026	0.035		N/A		—
Total (Fourth Quarter 2026)			0.105		—	(3)	—

April 27, 2026	September 16, 2026	September 30, 2026	0.035		N/A		—
April 27, 2026	August 17, 2026	August 31, 2026	0.035		N/A		—
April 27, 2026	July 17, 2026	July 31, 2026	0.035		N/A		—
Total (Third Quarter 2026)			0.105		0.04		0.06

February 26, 2026	June 16, 2026	June 30, 2026	0.035		N/A		—
February 26, 2026	May 15, 2026	May 29, 2026	0.035		N/A		—
February 26, 2026	April 16, 2026	April 30, 2026	0.035		N/A		—
Total (Second Quarter 2026)			0.105		0.05		0.05

October 30, 2025	March 17, 2026	March 31, 2026	0.035		N/A		—
October 30, 2025	February 13, 2026	February 27, 2026	0.035		N/A		—
October 30, 2025	January 16, 2026	January 30, 2026	0.035		N/A		—
Total (First Quarter 2026)			0.105		0.05		0.06

Date Declared	Record Date	Payment Date	Total Distributions	GAAP Net Investment Income			Distributions in Excess of/ (Less than) GAAP Net Investment Income(1)
Fiscal 2025
July 30, 2025	December 17, 2025	December 31, 2025	$0.035	$	N/A		$—
July 30, 2025	November 14, 2025	November 28, 2025	0.035		N/A		—
July 30, 2025	October 17, 2025	October 31, 2025	0.035		N/A		—
Total (Fourth Quarter 2025)			0.105		0.07		0.04

April 22, 2025	September 16, 2025	September 30, 2025	0.035		N/A		—
April 22, 2025	August 15, 2025	August 29, 2025	0.035		N/A		—
April 22, 2025	July 17, 2025	July 31, 2025	0.035		N/A		—
Total (Third Quarter 2025)			0.105		0.07		0.04

February 27, 2025	June 16, 2025	June 30, 2025	0.035		N/A		—
February 27, 2025	May 16, 2025	May 30, 2025	0.035		N/A		—
February 27, 2025	April 16, 2025	April 30, 2025	0.035		N/A		—
Total (Second Quarter 2025)			0.105		0.08		0.03

October 31, 2024	March 17, 2025	March 31, 2025	0.035		N/A		—
October 31, 2024	February 14, 2025	February 28, 2025	0.035		N/A		—
October 31, 2024	January 17, 2025	January 31, 2025	0.035		N/A		—
Total (First Quarter 2025)			0.105		0.09		0.02
Total (2025)			$0.420		$0.30	(2)	$0.12

____________

(1)      The tax characterization of cash distributions for the year ending December 31, 2026 and year ending December 31, 2027 will not be known until the tax return for such years are finalized. For the year ending December 31, 2026 and year ending December 31, 2027, the amounts and sources of distributions reported are only estimates and are not being provided for U.S. tax reporting purposes. The final determination of the source of all distributions in 2026 and 2027 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon our investment performance and may be subject to change based on tax regulations.

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

RECENT DEVELOPMENTS

The Board declared the following distributions payable to stockholders as shown below:

Date Declared	Record Dates	Payable Dates	Per Share Distribution Amount Declared
July 29, 2026	October 16, 2026	October 30, 2026	$0.035
July 29, 2026	November 16, 2026	November 30, 2026	$0.035
July 29, 2026	December 17, 2026	December 31, 2026	$0.035
October 28, 2026	January 15, 2027	January 29, 2027	$0.015
October 28, 2026	February 12, 2027	February 26, 2027	$0.015
October 28, 2026	March 17, 2027	March 31, 2027	$0.015

On September 14, 2026, we notified the trustee of our election to redeem $15.0 million in aggregate principal amount of our 5.50% Unsecured Notes. We completed the redemption on October 14, 2026, at a price equal to 100% of the principal amount redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Following the redemption, $65.5 million in aggregate principal amount of the 5.50% Unsecured Notes remained outstanding. Refer to “Note 16. Subsequent Events” in the notes to our financial statements.

On October 28, 2026, we adopted our Fifth Amended and Restated Bylaws to amend Section 11 to establish minimum ownership and holding-period requirements for stockholders seeking to propose business, other than nominations of individuals for election to the Board of Directors, at an annual meeting of stockholders, as well as stockholders seeking to nominate directors for election at special meetings of stockholders. Under Section 11, as amended, stockholders of record proposing such business must, individually or in the aggregate, have continuously held shares entitled to vote on the proposal having a market value of at least $1,000,000 or representing at least 3% of such shares entitled to vote on the proposal, in either case for at least six months before the date of the annual meeting. Such stockholders must also continuously hold those shares from the date of their notice of the proposed business through the annual meeting, including any adjournment or postponement thereof.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates. As of September 30, 2026, all of our variable rate investments were income producing. The variable rates are generally based upon the five-year U.S. Department of Treasury note, the Prime rate, or SOFR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain interest rate floors.

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

Based on our Statements of Assets and Liabilities as of September 30, 2026, the following table shows the annualized impact on investment income of hypothetical base rate changes in interest rates for our settled investments (considering interest rate floors for floating rate instruments), excluding CLO equity investments. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2026. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2026, and are only adjusted for assumed changes in the underlying base interest rates. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

Hypothetical Change in Base Rates	Estimated Percentage Change in Investment Income
Up 300 basis points	14.1%
Up 200 basis points	9.4%
Up 100 basis points	4.7%
Down 100 basis points	(4.7)%
Down 200 basis points	(9.0)%
Down 300 basis points	(13.2)%

ITEM 4.   CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2026 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer,

as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes known to us during the nine months ended September 30, 2026, to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Equity Securities

While we did not engage in unregistered sales of equity securities during the three months ended September 30, 2026, we issued 913,061 shares of common stock under our distribution reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value for the shares of common stock issued under the distribution reinvestment plan during the three months ended September 30, 2026 was approximately $1.1 million.

Issuer Purchases of Equity Securities

During the three months ended September 30, 2026, no common stock was repurchased by the Company.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.   OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1” trading arrangement.

ITEM 6.   EXHIBITS.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to Exhibit a. to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed December 3, 2007).
3.3	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed March 20, 2018).
3.4	Articles of Amendment (Incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed March 20, 2018).
3.5	Articles of Amendment, dated May 8, 2026 (Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on May 8, 2026).
3.6	Fifth Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on October 30, 2026).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.**

____________

*        Filed herewith

**      Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXFORD SQUARE CAPITAL CORP.
Date: November 3, 2026	By:	/s/ Jonathan H. Cohen
Jonathan H. Cohen
Chief Executive Officer
(Principal Executive Officer)
Date: November 3, 2026	By:	/s/ Bruce L. Rubin
Bruce L. Rubin
Chief Financial Officer
(Principal Accounting Officer)